Form 10-Q
period 1996-06-30
ANADIGICS INC
filed 1996-07-25
CIK 940332

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         _________

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                            or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.

                Commission File No. 0-25662

                      ANADIGICS, Inc.
  (Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of incorporation or organization)

22-2582106
(I.R.S. Employer Identification No.)

35 Technology Drive       Warren, New Jersey
(Address of principal executive offices)

07059
(Zip Code)

(908) 668-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of June 30, 1996 was 8,318,314.

                           INDEX
                      ANADIGICS, Inc.

            Part. I.     Financial Information

             Item 1.     Financial Statements (unaudited)

                         Condensed balance sheets - June 30, 1996 and
                         December 31, 1995.

                         Condensed statements of income - Three and six months ended June 30, 1996 and June 30, 1995.

                         Condensed statements of cash flows - Six months ended June 30, 1996 and June 30, 1995.

                         Notes to condensed financial statements - June 30, 1996.

             Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

            Part II.     Other Information

             Item 4.     Submission of Matters to a Vote of Security Holders

             Item 6.     Exhibits and Reports on Form 8-K

                          PART I
                   FINANCIAL STATEMENTS

Item 1.   Financial Statements (unaudited)

                 CONDENSED BALANCE SHEETS
                      ANADIGICS, Inc.
                  (Amounts in thousands)

                                            June 30, 1996    Dec 31, 1995 *
                                              (unaudited)
Assets
Current assets:
  Cash and cash equivalents                       $15,646     $6,394
  Marketable securities                            14,566     22,788
  Accounts receivable, net                          9,012      7,379
  Inventory - Note 2                               10,425      8,735
  Prepaid expenses and other current assets         1,850        981
  Deferred taxes                                      291        184
Total current assets                               51,790     46,461

Equipment and furniture                            37,778     31,951
Leasehold improvements                              2,784      2,586
Less accumulated depreciation and amortization     18,806     16,060
                                                   21,756     18,477
Deposits                                              502        280
Deferred taxes                                      1,032      1,032
Total assets                                      $75,080    $66,250

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                 $3,818     $2,671
  Accrued liabilities                               4,205      4,027
  Income taxes payable                              2,837      2,092
  Current maturities of capital lease
    obligations                                     1,679      1,718
Total current liabilities                          12,539     10,508
Capital lease obligation, less current portion      1,086      1,919
Total liabilities                                  13,625     12,427

Stockholders' equity - Note 3
  Common stock                                         83         77
  Common stock non-voting                               -          3
  Common stock subscribed                              (2)        (2)
  Additional paid-in capital                       97,903     94,105
  Accumulated deficit                             (36,529)   (40,360)
Total stockholders' equity                         61,455     53,823
Total liabilities and equity                      $75,080    $66,250


* The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See Notes to Condensed Financial Statements.


             CONDENSED STATEMENTS OF INCOME
                      ANADIGICS, Inc.
     (Amounts in thousands, except per share amounts)

                              Three months ended      Six months ended
                           06/30/96    06/30/95     06/30/96     06/30/95
                          (unaudited) (unaudited)  (unaudited)  (unaudited)


Net sales                    $15,862    $12,465      $29,437      $23,435
Cost of sales                  8,254      5,767       15,090       11,207
Gross profit                   7,608      6,698       14,347       12,228
Research and development exp   3,284      3,182        6,162        5,911
Selling and administrative exp 2,063      1,658        4,031        3,057
Operating income               2,261      1,858        4,154        3,260
Interest expense                  90        184          214          410
Interest income                  411        330          849          419
Income before income taxes     2,582      2,004        4,789        3,269
Provision for income taxes       516        581          958          948
Net income                    $2,066     $1,423       $3,831       $2,321

Net income per share           $0.24      $0.18        $0.45        $0.34

            CONDENSED STATEMENTS OF CASH FLOWS
                      ANADIGICS, Inc.
                  (Amounts in thousands)

                                                 The six months ended
                                            June 30, 1996    June 30, 1995
                                               (unaudited)    (unaudited)
Cash flow from operating activities
Net income                                          $3,831       $2,321
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation                                        1,765        1,146
 Amortization                                        1,119        1,128
 Changes in operating assets and liabilities:
   Accounts receivable                              (1,633)       1,539
   Inventory                                        (1,690)      (1,216)
   Other current assets                               (869)        (373)
   Deferred taxes                                     (107)           -
   Deposits                                           (222)          49
   Accounts payable                                  1,147        1,268
   Income taxes payable                                745          947
   Accrued liabilities                                 178        1,124
Net cash provided by operating activities            4,264        7,933

Cash flows from investing activities
Purchase of plant and equipment                     (6,163)      (4,664)
Purchase of marketable securities                   (5,529)           0
Proceeds from sale of marketable securities         13,688            0
Net cash provided by (used in) investing activities  1,996       (4,664)

Cash flows from financing activities:
Payment of capital lease obligations                  (872)      (1,056)
Payment of long-term debts                               0       (2,583)
Exercise of warrants                                 3,610            0
Exercise of options                                    253            4
Issuance of common stock                                 1       25,104
Proceeds of common stock subscribed                       -          18
Net cash provided by (used in) financing activities  2,992       21,487

Net increase in cash and cash equivalents            9,252       24,756
Cash and cash equivalents at beginning of period     6,394        4,564
Cash and cash equivalents at end of period         $15,646      $29,320

Non-cash investing and financing activities:
Acquisition of plant and equipment under
 financing leases                                       $0       $1,341

Interest paid                                         $214         $410
Taxes paid                                            $320           $0

                              ANADIGICS, Inc.

Notes to Condensed Financial Statements (unaudited) June 30, 1996

1. Summary of Significant Accounting Policies

Basis of Presentation

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                  June 30        Dec. 31
                                                    1996           1995

Raw materials                                     $1,265           $882
Work in process                                    6,290          6,137
Finished goods                                     2,870          1,716
                                                 $10,425         $8,735

3. Stockholders' Equity

Common stock consists of the following:
                                                  June 30       Dec. 31
                                                     1996          1995

Common stock, $0.01 par value; 34,000,000 shares
  authorized at December 31, 1995 and June 30, 1996,
  7,735,957 and 8,271,373 shares issued and
  outstanding at December 31, 1995 and June 30, 1996,
  respectively                                         $83          $77
Common stock, non-voting $0.01 par value; 1,000,000
  shares authorized at December 31, 1995 and June 30,
  1996, 347,781 and 46,941 shares issued and
  outstanding at December 31, 1995 and June 30, 1996,
  respectively                                          $0           $3

                                ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

  The following table sets forth unaudited statements of operations data as a percent of net sales for the periods presented:


                                          Statements of Operations
                                   Three months ended  Six months ended
                                  06/30/96 06/30/95   06/30/96   06/30/95

Net sales                           100.0%   100.0%    100.0%     100.0%
Cost of sales                        52.0%    46.3%     51.3%      47.8%
Gross profit                         48.0%    53.7%     48.7%      52.2%
Research and development expenses    20.7%    25.5%     20.9%      25.2%
Selling and administrative expenses  13.0%    13.3%     13.7%      13.0%
Operating income                     14.3%    14.9%     14.1%      14.0%
Interest expense                      0.6%     1.4%      0.7%       1.8%
Interest income                       2.6%     2.6%      2.9%       1.8%
Income before income taxes           16.3%    16.1%     16.3%      14.0%
Provision for income taxes            3.3%     4.7%      3.3%       4.1%
Net income                           13.0%    11.4%     13.0%       9.9%

Second Quarter 1996 (Ended June 30, 1996) Compared to Second Quarter 1995 (Ended June 30, 1995)

  Net Sales. Net sales during the second quarter of 1996 increased 27% to $15.9 million from $12.5 million in the second quarter of 1995. Second quarter 1996 sales of integrated circuits (ICs) for fiber optic telecommunications and data communication applications increased 54% to $3.3 million from $2.1 million in the second quarter of 1995 as demand for OC-12 and lower bit rate transimpedance amplifiers (TIA) increased. Sales of ICs for direct broadcast satellite applications increased 24% during the second quarter of 1996 to $4.0 million from $3.2 million in the second quarter of 1995. Sales of ICs for cable television applications increased 22% during the second quarter of 1996 to $3.8 million from $3.1 million in the second quarter of 1995. Sales of ICs for cellular and personal communication applications increased 4% during the second quarter of 1996 to $3.9 million from $3.8 million in the second quarter of 1995. Engineering service sales which reflect customers' contributions to research and development increased $0.6 million during the quarter to $0.9 million from $0.3 million in the second quarter of 1995.

  Gross Margin. Gross margin during the second quarter of 1996 declined to 48.0% from 53.7% in the second quarter of 1995. Product gross margins declined due to generally lower IC prices while manufacturing efficiency associated with higher volumes were significantly offset by start-up cost inefficiencies on new products. The Company expects that product gross margins in the next quarter may continue to be adversely impacted by start-up costs and manufacturing inefficiencies associated with new products. As production yields improve and the conversion from 3" to 4" wafers is completed, the Company expects to see product gross margins improve at the end of 1996.

  Research and Development. Company funded research and development expense increased 3% during the second quarter of 1996 to $3.3 million from $3.2 million in the second quarter of 1995. As a percent of sales company funded research and development declined to 20.7 % in the second quarter of 1996 from 25.5% in the second quarter of 1995. Total research and development spending, which includes company funded and customer funded research and development increased 13% during the second quarter of 1996 to $3.8 million from $3.4 million in the second quarter of 1995.

  Selling and Administrative. Selling and administrative expenses increased 24% during the second quarter of 1996 to $2.1 million from $1.7 million in the second quarter of 1995. As a percentage of sales it declined to 13.0 % in the second quarter of 1996 from 13.3 % in the second quarter of 1995. Higher sales commissions associated with the increased sales and higher advertising expenses were mainly responsible for the increase.

  Interest income. Interest income increased to $0.4 million during the second quarter of 1996 from $0.3 million in the second quarter of 1995 on higher average invested cash balances.

  Interest expense. Interest expense declined during the second quarter of 1996 to $0.1 million from $0.2 million in the second quarter of 1995 on lower levels of indebtedness.

  Provision for Income Taxes. The provision for income taxes during the second quarter of 1996 was recorded at an effective tax rate of 20% of pre-tax income.

Six Months 1996 (Ended June 30, 1996) Compared to Six Months 1995 (Ended June 30, 1995)

  Net Sales. Net sales during the first six months of 1996 increased 26% to $29.4 million from $23.4 million in the first six months of 1995. First six month 1996 sales of integrated circuits for cable television applications increased 50% to $7.2 million from $4.8 million in the first six months of 1995 as demand for tuner ICs from set top box manufacturers increased . Sales of ICs for fiber optic telecommunication and data communication applications increased 41% during the first six months of 1996 to $6.1 million from $4.3 million in the first six months of 1995. Sales of ICs for direct broadcast satellite applications increased 15% during the first six months of 1996 to $7.6 million from $6.6 million in the first six months of 1995. Sales of ICs for cellular and personal communication system applications decreased 5% during the first six months of 1996 to $6.8 million from $7.1 million in the first six months of 1995. Engineering service sales which reflect customers' contributions to research and development increased $1.2 million during the first six months of 1996 to $1.8 million from $0.6 million in the first six months of 1995.

  Gross Margin. Gross margin during the first six months of 1996 declined to 48.7% from 52.2% in the first six months of 1995. Product gross margins declined due to generally lower IC prices and manufacturing inefficiency associated with new product start up.

  Research and Development. Company sponsored research and development expense increased 4% during the first six months of 1996 to $6.2 million from $5.9 million in the first six months of 1995. As a percent of sales company funded research and development declined to 20.9 % in the first six months of 1996 from 25.2% in the first six months of 1995.

  Selling and Administrative. Selling and administrative expenses increased 32% during the first six months of 1996 to $4.0 million from $3.1 million in the first six months of 1995. As a percentage of sales it increased to
13.7 % in the first six months of 1996 from 13.0 % in the first six months of 1995.

  Interest income. Interest income increased to $0.8 million during the first six months of 1996 from $0.4 million in the first six months of 1995 on higher average invested cash balances.

  Interest expense. Interest expense declined during the first six months of 1996 to $0.2 million from $0.4 million in the first six months of 1995 on lower levels of indebtedness.

  Provision for Income Taxes. The provision for income taxes during the first six months of 1996 was recorded at an effective tax rate of 20% of pre-tax income.

Liquidity and Capital Resources

  At June 30, 1996, the Company had $15.6 million in cash and cash equivalents on hand and $14.6 million in marketable securities. Sales and purchases of marketable securities provided a net of $8.2 million of cash during the first six months of 1996. There was no balance outstanding on its $15 million revolving credit facilities with First Union Bank.

  Operations generated $4.3 million in cash during the first six months of 1996 after the impact of increases in accounts receivable of $1.6 million and in inventories of $1.7 million.

  Capital expenditures of $6.2 million were made during the first six months of 1996. The equipment acquired includes items to upgrade and increase wafer fabrication capacity and other production capacity as well as equipment for research and development. At June 30, 1996 the Company had committed to purchase $8.1 million of capital equipment. The Company expects to spend approximately $15.0 million on capital equipment and $3.0 million on capital improvements to new and existing leased facilities in 1996. In 1997 and 1998, the Company expects to spend approximately $35 million on the recently announced new GaAs wafer fabrication facility.

  Net cash generated by financing activities was $3.0 million. In May, 1996 certain warrant holders elected to exercise warrants at $17.25 per share for 209,270 shares of Common Stock, thereby generating $3.6 million in cash. Shares outstanding at June 30, 1996 were 8,318,314 compared with 7,997,228 at June 30, 1995.

  The Company believes that its sources of capital, including internally generated funds and existing bank credit facilities will be adequate to satisfy anticipated capital needs for the next twelve months.
Nevertheless, the Company may elect to finance its future capital requirements through additional equity or debt financing.

Risks and Uncertainties

 Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that are subject to risks and uncertainties, including timely product development, individual product pricing pressure, order rescheduling or cancellation, variation in production yield, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1995.


                            ANADIGICS, Inc.

                              PART II.
                         OTHER INFORMATION



Item      4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 23, 1996 at which the Company's stockholders voted on (a) the election of three Class I Directors, and (b) ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996. The Company solicited proxies from stockholders by a proxy statement dated as of April 23, 1996.

The election of the three Class I Directors was approved by holders of approximately 5,579,132 shares of the Company's capital stock, or 83.0% of outstanding capital stock. No holders voted against the nominees. Holders of approximately 4,094 shares of capital stock, or .06%, abstained from voting on such nominees.

The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of approximately 5,572,107 shares of the Company's capital stock, or 82.9% of outstanding capital stock. Holders of approximately 3,000 shares of capital stock, or .04% voted against, and holders of approximately 8,119 shares of capital stock, or .12%, abstained from voting on such ratification.


Item     6.  Exhibits and reports on Form 8-K

        (a)  The following exhibit is included herein:

Exhibit 11.  Statement Re: Computation of Earnings Per Share (unaudited)

Exhibit 27.  Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ANADIGICS, INC.


                                             By:  /s/ John F. Lyons
                                                  John F. Lyons
                                                  Vice President and
                                                  Chief Financial Officer


Dated: July 25, 1996

                               ANADIGICS, Inc.

                                EXHIBIT INDEX



                                                                  Page

Exhibit 11.  Statement Re: Computation of Earnings Per Share
             (unaudited)                                            14

Exhibit 27.  Financial Data Schedule                                15

                               ANADIGICS, Inc.



Exhibit 11. Statement Re: Computation of Earnings Per Share (unaudited)

                               Three months ended     Six months ended
                               06/30/96   06/30/95    06/30/96   6/30/95

Average shares outstanding    8,205,620  7,406,844  8,146,126  6,456,870
Net effect of dilutive stock
  options - based on treasury
  stock method using average
  market price                  391,639    324,359    339,947    314,628
Totals                        8,597,259  7,731,203  8,486,073  6,771,498
Net income (in thousands)        $2,066     $1,423     $3,831     $2,321
Per share amount                  $0.24      $0.18      $0.45      $0.34