Form 10-Q
period 1996-09-29
ANADIGICS INC
filed 1996-10-15
CIK 940332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                                 _________

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.

Commission File No. 0-25662

ANADIGICS, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

22-2582106
(I.R.S. Employer Identification No.)

35 Technology Drive, Warren, New Jersey  07059
(Address of principal executive offices)

(908) 668-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of September 29, 1996 was 8,324,002.

INDEX
ANADIGICS, Inc.

Part. I.  Financial Information

 Item 1.  Financial Statements (unaudited)

          Condensed balance sheets - September 29, 1996 and December 31, 1995.

          Condensed statements of income - Three and nine months ended September 29, 1996 and September 30, 1995.

          Condensed statements of cash flows - Nine months ended
          September 29, 1996 and September 30, 1995.

          Notes to condensed financial statements - September 29, 1996.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


PART I
FINANCIAL STATEMENTS
Item 1. Financial Statements (unaudited)

CONDENSED BALANCE SHEETS
ANADIGICS, Inc.
(Amounts in thousands)
                                          Sept. 29, 1996   Dec. 31, 1995 *
                                           (unaudited)
Assets
Current assets:
        Cash and cash equivalents         $       19,401  $      6,394
        Marketable securities                     11,418        22,788
        Accounts receivable, net                   9,479         7,379
        Inventory - Note 2                         8,352         8,735
        Prepaid expenses and other current assets  1,216           981
        Deferred taxes                               291           184
Total current assets                              50,157        46,461

Equipment and furniture                           39,644        31,951
Leasehold improvements                             3,578         2,586
Less accumulated depreciation and amortization    20,234        16,060
                                                  22,988        18,477
Deferred taxes                                     1,032         1,032
Deposits                                             501           280
Total assets                               $      74,678    $   66,250

Liabilities and stockholders' equity
Current liabilities:
        Accounts payable                   $       3,330  $      2,671
        Accrued liabilities                        3,093         4,027
        Income taxes payable                       2,933         2,092
        Current maturities of capital lease
          obligations                              1,509         1,718
Total current liabilities                         10,865        10,508
Capital lease obligations, less current portion      830         1,919
Total liabilities                                 11,695        12,427

Stockholders' equity - Note 3
        Common stock                                  83            77
        Common stock non-voting                        -             3
        Common stock subscribed                       (2)           (2)
        Additional paid-in capital                97,958        94,105
        Accumulated deficit                      (35,056)      (40,360)
Total stockholders' equity                        62,983        53,823
Total liabilities and equity                $     74,678     $  66,250

* The condensed balance sheet at December 31, 1995 has been derived from the audited financialstatements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See Notes to Condensed Financial Statements.


CONDENSED STATEMENTS OF INCOME
ANADIGICS, Inc.
(Amounts in thousands, except per share amounts)

                               Three months ended      Nine months ended
                             09/29/96    09/30/95     09/29/96      09/30/95
                           (unaudited)(unaudited)   (unaudited)   (unaudited)

Net sales                    $  17,005     $13,555     $46,442      $36,990
Cost of sales                   11,136       6,429      26,226       17,636
Gross profit                     5,869       7,126      20,216       19,354
Research and development exp     2,756       2,825       8,918        8,736
Selling and administrative exp   1,619       1,849       5,650        4,906
Operating income                 1,494       2,452       5,648        5,712
Interest expense                    84         121         299          528
Interest income                    432         437       1,281          853
Income before income taxes       1,842       2,768       6,630        6,037
Provision for income taxes         369         441       1,326        1,389
Net income                      $1,473      $2,327      $5,304       $4,648

Net income per share             $0.17       $0.28       $0.62        $0.63



CONDENSED STATEMENTS OF CASH FLOWS
ANADIGICS, Inc.
(Amounts in thousands)
                                                     Nine months ended
                                             Sept. 29, 1996  Sept. 30, 1995
                                                (unaudited)    (unaudited)
Cash flow from operating activities:
Net income                                          $5,304         $4,648
Adjustments to reconcile net income to net cash
provided by operating activities:
        Depreciation                                 2,818          1,827
        Amortization                                 1,603          1,678
        Changes in operating assets and liabilities:
        Accounts receivable                         (2,100)        (1,855)
        Inventory                                      383         (1,432)
        Prepaid expenses and other current assets     (235)          (235)
        Deferred taxes                                (107)
        Deposits                                      (221)           138
        Accounts payable                               659          2,786
        Accrued liabilities                          (934)          2,717
        Income taxes payable                           841          1,389
Net cash provided by operating activities            8,011         11,661

Cash flows from investing activities:
Purchase of plant and equipment                     (8,932)        (7,879)
Purchase of marketable securities                   (8,955)             -
Proceeds from sale of marketable securities         20,270              -
Net cash provided by (used in) investing activities  2,383         (7,879)

Cash flows from financing activities:
Payment of capital lease obligations                (1,298)        (1,532)
Payment of notes payable                                           (1,896)
Payment of long-term debts                                         (1,187)
Exercise of warrants                                 3,610
Exercise of options                                    298
Issuance of common stock                                 3         25,199
Net cash provided by financing activities            2,613         20,584

Net increase in cash and cash equivalents           13,007         24,366
Cash and cash equivalents at beginning of period     6,394          4,564
Cash and cash equivalents at end of period         $19,401        $28,930

Non-cash investing and financing activities:
Acquisition of plant and equipment under
 financing leases                                                    $104
Conversion of operating leases to capital leases                    1,060
                                                                   $1,164

Interest paid                                        $275            $529
Taxes paid                                           $592            $529


ANADIGICS, Inc.
Notes to Condensed Financial Statements (unaudited) - September 29, 1996

1.      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.      Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:
                                                   Sept. 29      Dec. 31
                                                       1996         1995

Raw materials                                     $     996     $    882
Work in process                                       5,106        6,137
Finished goods                                        2,250        1,716
                                                  $   8,352     $  8,735

3. Stockholders' Equity

Common stock consists of the following:                     Sept. 29  Dec. 31
                                                                1996     1995

Common stock, $0.01 par value; 34,000,000 shares authorized,
  8,277,061 and 7,735,957 shares issued and outstanding at
  September 29, 1996 and December 31, 1995, respectively         $83      $77
Common stock, non-voting $0.01 par value; 1,000,000 shares
  authorized, 46,941 and 347,781 shares issued and outstanding
  at September 29, 1996 and December 31, 1995, respectively       -        $3

ANADIGICS, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth unaudited statements of operations data as a percent of net sales for the periods presented:
                                            Statements of Operations
                                Three months ended       Nine months ended
                              09/29/96    09/30/95     09/29/96    09/30/95

Net sales                       100.0%      100.0%       100.0%      100.0%
Cost of sales                    65.5%       47.4%        56.5%       47.7%
Gross profit                     34.5%       52.6%        43.5%       52.3%
Research and development exp     16.2%       20.8%        19.2%       23.6%
Selling and administrative exp    9.5%       13.6%        12.2%       13.3%
Operating income                  8.8%       18.2%        12.1%       15.4%
Interest expense                  0.5%        0.9%         0.6%        1.4%
Interest income                   2.5%        3.2%         2.7%        2.3%
Income before income taxes       10.8%       20.5%        14.2%       16.3%
Provision for income taxes        2.1%        3.3%         2.8%        3.7%
Net income                        8.7%       17.2%        11.4%       12.6%

Third Quarter 1996 (Ended September 29, 1996) Compared to Third Quarter 1995 (Ended September 30, 1995)

Net Sales. Net sales during the third quarter of 1996 increased 25% to $17.0 million from $13.6 million in the third quarter of 1995. Third quarter 1996 sales of integrated circuits ("IC" or "ICs") for direct broadcast satellite applications increased 38% to $4.5 million from $3.3 million in the third quarter of 1995 as demand for low noise block ("LNB") converters increased. Sales of ICs for cellular and personal communication applications increased 27% during the third quarter of 1996 to $5.6 million from $4.4 million in the third quarter of 1995 as demand for power amplifiers ICs increased. Sales of ICs for cable television applications increased 19% during the third quarter of 1996 to $3.3 million from $2.8 million in the third quarter of 1995. Sales of ICs for fiber optic telecommunications and data communication applications increased 12% during the third quarter of 1996 to $2.8 million from $2.5 million in the third quarter of 1995. Engineering service sales, which reflect customers' contributions to research and development, increased $0.1 million during the third quarter to $0.8 million from $0.7 million in the third quarter of 1995.

Gross Margin. Gross margin during the third quarter of 1996 declined to 34.5% from 52.6% in the third quarter of 1995 primarily due to lower production yields and increased start-up costs associated with the Company's newer products. Generally lower IC selling prices also contributed to the decline in gross margin during the third quarter of 1996 compared to the same period in 1995.

On October 1, 1996, the Company began producing substantially all of its products using 4 inch wafers, instead of 3 inch wafers.

Research and Development. Company funded research and development expense of $2.8 million was unchanged from the third quarter of 1995. As a percent of sales, company funded research and development declined to 16.2 % in the third quarter of 1996 from 20.8% in the third quarter of 1995. Total research and development spending, which includes company funded and customer funded research and development, decreased 3.0% during the third quarter of 1996 to $3.1 million from $3.2 million in the third quarter of 1995 as certain engineering resources were temporarily allocated to manufacturing sustaining activities to support the start-up of newly developed products. The Company continues to spend approximately one-half of its research and development on ICs for cellular and personal communication applications.

Selling and Administrative. Selling and administrative expenses decreased 12% during the third quarter of 1996 to $1.6 million from $1.8 million in the third quarter of 1995. As a percentage of sales, it declined to 9.5% in the third quarter of 1996 from 13.6% in the third quarter of 1995. Lower legal costs and reductions in performance-based incentive compensation were mainly responsible for the decrease.

Provision for Income Taxes. The provision for income taxes during the third quarter of 1996 was recorded at an estimated annual effective tax rate of 20% of pre-tax income.

Nine Months 1996 (Ended September 29, 1996) Compared to Nine Months 1995 (Ended September 30, 1995)

Net Sales. Net sales during the nine month period ended September 29, 1996 increased 26% to $46.4 million from $37.0 million in the nine month period ended September 30, 1995. Net sales of ICs for cable television applications for the nine month period ended September 29, 1996 increased 39% to $10.4 million from $7.5 million in the nine month period ended September 30, 1995 as demand for tuner ICs from set-top box manufacturers increased. Sales of ICs for fiber optic telecommunication and data communication applications increased 30% during the nine month period ended September 29, 1996 to $8.9 million from $6.8 million in the nine month period ended September 30, 1995. Sales of ICs for direct broadcast satellite applications increased 23% during the nine month period ended September 29, 1996 to $12.1 million from $9.9 million in the nine month period ended September 30, 1995. Sales of ICs for cellular and personal communication system applications increased 7% during the nine month period ended September 29, 1996 to $12.3 million from $11.5 million in the nine month period ended September 30, 1995. Engineering service sales, which reflect customers' contributions to research and development, increased $1.5 million during the nine month period ended September 29, 1996 to $2.7 million from $1.2 million in the nine month period ended September 30, 1995.

Gross Margin. Gross margin during the nine month period ended September 29, 1996 declined to 43.5% from 52.3% in the nine month period ended September 30, 1995. The decline in gross margin was due primarily to generally lower IC prices and lower production yields associated with the production start of newer products in the third quarter of 1996.

Research and Development. Company sponsored research and development expense increased 2% during the nine month period ended September 29, 1996 to $8.9 million from $8.7 million in the nine month period ended September 30, 1995. As a percent of sales, company funded research and development declined to 19.2% in the nine month period ended September 29, 1996 from 23.6% in the nine month period ended September 30, 1995. Total research and development spending, which includes company funded and customer funded research and development, increased 11% during the nine month period ended September
29, 1996 to $10.6 million from $9.5 million in the nine month period ended September 30, 1995.

Selling and Administrative. Selling and administrative expenses increased 15% during the nine month period ended September 29, 1996 to $5.7 million from $4.9 million in the nine month period ended September 30, 1995. As a percentage of sales, selling and administrative expenses decreased to 12.2% in the nine month period ended September 29, 1996 from 13.3% in the nine month period ended September 30, 1995. Sales and marketing expenses increased 26% due in part to increases in commissions paid to sales represenatatives and advertising expenses associated with the Company's newer products. General and administrative expense increased 6% due in part to increases in consulting and legal fees.

Interest expense. Interest expense declined during the nine month period ended September 29, 1996 to $0.2 million from $0.4 million in the nine month period ended September 30, 1995 on lower levels of indebtedness.

Interest income. Interest income increased 50% to $1.3 million during the nine month period ended September 29, 1996 from $0.9 million in the nine month period ended September 30, 1995 on higher average invested cash balances.

Provision for Income Taxes. The provision for income taxes during the nine month period ended September 29, 1996 was recorded at an estimated annual effective tax rate of 20% of pre-tax income.

As of December 31, 1995 and through the nine month period ended September 29, 1996, deferred tax assets of approximately $17.5 million, net of valuation allowances of approximately $16.2 million were recorded. The valuation allowances were recorded to the extent that, based upon the Company's judgment, it was more likely than not that such deferred tax assets would not be fully realized. The Company continues to assess the value of its deferred tax assets and related valuation allowances and, based upon its recent profitability levels and estimates to be made in the fourth quarter of future profits, may adjust the recorded valuation allowances during the fourth quarter of 1996. Any such adjustment would reflect the Company's assessment, at the time of such adjustment, of the likelihood that the deferred tax assets will be realized. The amount of a valuation allowance adjustment in the fourth quarter would have a dollar for dollar impact on the Company's net income in such quarter (See "Risks and Uncertainties").

Liquidity and Capital Resources

As of September 29, 1996, the Company had $19.4 million in cash and cash equivalents and $11.4 million in marketable securities. Sales and purchases of marketable securities provided a net increase of $11.3 million of cash and cash equivalents during the first nine months of 1996. As of September 29, 1996, there were no balances outstanding on the Company's $15.0 million revolving credit facilities.

Operations generated $8.0 million in cash during the nine month period ended September 29, 1996 after the impact of an increase in accounts receivable of $2.1 million.

Net cash generated by financing activities was $2.6 million during the nine months ended September 29, 1996. In May, 1996 warrants to purchase 209,270 shares of Common Stock were exercised at an exercise price of $17.25 per share, resulting in $3.6 million in cash flows from this financing activity. Shares of Common Stock outstanding at September 29, 1996 were 8,324,002 compared to 8,005,583 shares at September 30, 1995.

Purchases of equipment and furniture totaled $8.9 million during the nine month period ended September 29, 1996. The equipment acquired includes items to upgrade and increase wafer fabrication capacity and other production capacity as well as equipment for research and development. As of September 29, 1996, the Company had committed to purchase $14.5 million of equipment and furniture, and leasehold improvements.

The Company expects to spend approximately $35 million on equipment and furniture and approximately $13 million on leasehold improvements during the twelve month period ended September 30, 1997. The Company believes that its sources of capital, including internally generated funds and existing bank credit facilities, will be adequate to satisfy anticipated capital needs for the next twelve months. Nevertheless, the Company may elect to finance its future capital requirements through additional equity or debt financing.

Risks and Uncertainties

Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that are subject to risks and uncertainties, including timely product and process development, individual product pricing pressure, order rescheduling or cancellation, variation in production yield, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1995.

ANADIGICS, Inc.

PART II.
OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

          Exhibit 11. - Statement Re: Computation of Earnings Per Share (unaudited)

          Exhibit 27. - Financial Data Schedule
      (b) The Company did not file any reports on Form 8-K during the quarter ended September 29, 1996.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ANADIGICS, INC.


                                         By:      /s/ John F. Lyons
                                                 John F. Lyons
                                                 Senior Vice President
                                                 and Chief Financial Officer


Dated: October 15, 1996


ANADIGICS, Inc.

EXHIBIT INDEX
                                                                        Page

Exhibit 11.  Statement Re: Computation of Earnings Per Share (unaudited)..14

Exhibit 27.  Financial Data Schedule   ...................................15


ANADIGICS, Inc.

Exhibit 11. Statement Re: Computation of Earnings Per Share (unaudited)

                                Three months ended       Nine months ended
                                  09/29/96   09/30/95   09/29/96    09/30/95

Average shares outstanding       8,321,371  8,002,545  8,204,967   6,977,757
Net effect of dilutive stock options -
 based on treasury stock method
 using average market price        375,808    428,039    351,988     352,864
Totals                           8,697,179  8,430,584  8,556,955   7,330,621

Net income (in thousands)           $1,473     $2,327     $5,304      $4,648

Per share amount                     $0.17      $0.28      $0.62       $0.63