Form 10-K405
period 1996-12-31
ANADIGICS INC
filed 1997-02-18
CIK 940332

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-25662

                                 ANADIGICS, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                       22-2582106
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                   [LOGO]

         35 Technology Drive
         Warren, New Jersey                                      07059
-----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

                                (908) 668-5000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.01 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997 was approximately $385,668,876, based upon the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on such date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares outstanding of the Registrant's common stock as of January 31, 1997 was 8,376,452 (or 12,564,678 shares of common stock as adjusted to reflect a three-for-two stock split by declaration on January 30, 1997 of a stock dividend of one share of common stock for each two shares of common stock outstanding).

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before April 30, 1997) is incorporated by reference in Part III hereof.

                                   PART 1

ITEM 1. BUSINESS.

THE COMPANY

GENERAL

    ANADIGICS, Inc. ("ANADIGICS" or the "Company") is a leading supplier of radio frequency ("RF") and microwave gallium arsenide ("GaAs") integrated circuits. The Company's products are used to receive and transmit signals in a variety of high volume communications applications in cellular telephone systems and personal communication systems ("PCS"), in fiber optic communication systems and in cable ("CATV") and direct broadcast satellite ("DBS") television systems. The Company designs, develops and manufactures its integrated circuits in GaAs semiconductor material that allows the integration of numerous RF/microwave functions which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits can typically replace 30 to 100 discrete components, permitting manufacturers of end products to reduce the size and weight of their products, increase power efficiency, improve reliability, reduce manufacturing time and cost and enhance overall system performance.

    The Company's objective is to be the leading supplier of high volume GaAs integrated circuits for RF/microwave receiver and transmitter applications. To date, the Company has delivered over 60 million GaAs integrated circuits, including over 21 million in 1996. Unlike some other manufacturers of GaAs integrated circuits who have focused on low volume applications for industries such as aerospace and defense, the Company has developed high volume manufacturing capabilities geared toward achieving higher yields and lower costs. The Company has made a significant investment in proprietary processes, including design, wafer fabrication and testing, which the Company believes gives it a competitive advantage. The Company manufactures integrated circuits at its existing facility in Warren, New Jersey and is in the process of constructing a new production facility in order to increase capacity. See "--Manufacturing, Assembly and Testing".

    ANADIGICS believes that the market for high frequency integrated circuits for receiver and transmitter applications will grow significantly as demand for broadband, high frequency end products grows in the communications, information and video entertainment markets. The Company believes that it is currently one of the few sources of RF/microwave GaAs integrated circuits for high volume communications applications.

    In the cellular and PCS market, which according to Kagan World Media grew (based on the estimated number of subscribers) by over 50% worldwide during the first eleven months of 1996, the Company's products are used primarily as power amplifiers in telephone handsets, where they replace more traditional hybrid or discrete component solutions containing 30 to 50 chip components. The Company's integrated circuit power amplifiers provide a smaller footprint, lower parts count and lower power consumption compared to traditional hybrid or discrete solutions. The Company currently is producing GaAs integrated circuit power amplifiers for the analog Advanced Mobile Phone Service ("AMPS") and Expanded Total Access Communication System ("ETACS") standards, and for the newer, digital Global System Mobile ("GSM"), Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA") standards. In addition to power amplifier integrated circuits for telephone handsets, the Company is also producing receiver integrated circuits for cellular handsets, base stations and fixed wireless local loop applications.

    The Company's principal products for fiber optic systems are transimpedance amplifiers that are used primarily in Synchronous Optical Network ("SONET") and Synchronous Digital Hierarchy ("SDH") fiber optic transmission at rates from 155 megabits per second ("Mbps") to 2480 Mbps. Increasingly, these products are also being used in higher bit rate data communication applications. In the cable television market, the Company's products are used primarily in wide band tuners for set top converters operating at the older 500 megahertz ("MHz") bandwidth and the new 800 MHz bandwidth. The new 800 MHz bandwidth provides increased analog channel capacity, digital cable television capability and internet access via cable modems. The Company also offers wide band linear amplifier products operating at frequencies of up to 860 MHz for hybrid fiber/coaxial infrastructure applications. In the DBS market, the Company's products are used as down converters primarily in satellite dishes, as well as in set top DBS tuners. The Company's products are utilized in DBS services using analog modulation such as BSkyB in Europe, as well as DBS services using digital modulation such as DirecTV in the United States.


    The Company has developed working relationships with leading companies in each of its target markets. The Company's principal customers include LM Ericsson AB ("Ericsson"), General Instrument Corp. ("General Instrument"), Lucent Technologies, Inc. ("Lucent"), Nokia Corp. ("Nokia"), Nortel Ltd. ("Nortel"), Philips Electronics N.V., and Qualcomm Personal Electronics ("Qualcomm PE"), a partnership between Qualcomm, Inc. and Sony Corp. The Company's five largest customers in each of the past three years together accounted for 61%, 67% and 60% of net sales for 1994, 1995 and 1996, respectively. The Company's net sales have grown from $20.2 million in 1992 to $68.9 million in 1996.

    Unless otherwise noted, the information contained in this report reflects the three-for-two stock split by declaration on January 30, 1997 of a stock dividend of one share of the Company's common stock, par value $.01 per share (the "Common Stock"), for each two shares of Common Stock outstanding (the "Stock Split"). The dividend is payable on February 20, 1997 to holders of record on February 10, 1997.


    The Company was incorporated in Delaware on April 24, 1984. The executive offices of the Company are located at 35 Technology Drive, Warren, New Jersey 07059. The Company's telephone number is (908) 668-5000. The Company's Website is http://www.anadigics.com.

INDUSTRY OVERVIEW

    Over the last decade, there has been a continuous trend toward delivering various forms of electronic information at faster rates and in greater quantity. New technologies such as wireless, fiber optic and satellite communication have continued to evolve, providing greater capacity and improved performance at decreasing cost. Markets for wireless products such as cellular and PCS telephones continue to grow rapidly and new services such as wireless computing, cable modems, fixed personal wireless telephones and satellite telephone services are emerging. Fiber optic technology, capable of transmitting extremely large bandwidth (or data rates) over long distances without reamplification, is being used to replace copper, coaxial cable or microwave links for many applications, including cable television systems. Satellite communications technology is evolving into a low cost method for distributing information over wide geographic areas to fixed and mobile users. Satellites are now used to cost-effectively transmit multiple channels of television to cable headends as well as directly to the home. Increased availability of multichannel video services and demand for more portable and more visually rich means of communication have hastened the development of broadband and mobile communication services.

    Occurring in parallel with the development of new communications technologies and services is the transition from analog to digital modulation of sound and video images. Digital modulation, enabled by improved performance of digital circuitry, provides improved quality, security and increased capacity at lower costs. The combination of greater bandwidth and digital modulation facilitates the development of enhanced multimedia communication.

    THE TREND TOWARD HIGHER FREQUENCIES

    The need to transmit increasing amounts of multimedia information through wired and wireless communications systems has resulted in the requirements for both more bandwidth and higher operating frequencies. The new high frequency and broadband communication systems described above require receivers and transmitters capable of operating at very high frequencies. For example, cellular telephones and cellular base stations require receivers and transmitters operating in frequencies ranging from 800 to 900 MHz, while cable television systems require broadband receivers operating in frequencies ranging from 50 to 860 MHz. PCS operates at even higher frequencies, in the 1800 to 2000 MHz range. The high frequency portion of a communication system, sometimes called the radio frequency or microwave frequency front end, operates as the "bridge" between the outside world (antenna or cable) and the electronic components that process the information and, as such, is an important element in establishing the performance and cost of the system. The RF/microwave front end, in addition to operating at very high frequencies, must be sensitive, have low distortion and, in battery operated portable systems, be power efficient.

    TRANSITION FROM ANALOG TO DIGITAL MODULATION

    Information, whether modulated in analog or digital form, is embedded at the transmission site in a high frequency analog wave which carries the signal over the air or through a cable to a receiving station. The same type of RF/microwave front end is required whether the information is transmitted by means of analog modulation or digital modulation. As communication systems evolve from analog to digital modulation, RF/microwave front ends must be able to handle both types of modulation simultaneously in order to accommodate both the existing analog user base and the new digital user base (as in the case of dual mode cellular telephones).

    UTILIZATION OF DISCRETE COMPONENTS AND SILICON-BASED INTEGRATED CIRCUITS

    Circuits using discrete components such as transistors, diodes, capacitors, inductors and resistors have been used for most RF/microwave applications because, until recently, there have been no cost effective integrated circuit solutions available. Integrated circuits generally offer better reliability and, by replacing many discrete components with a single integrated circuit, reduced size and costs. These cost reductions can take the form of simplified manufacturing processes, more efficient parts management and reduced warranty expenses.

    While silicon-based integrated circuits have replaced discrete components in most digital electronics and low frequency analog applications, their use has been limited in RF/microwave applications due to silicon's inability to meet basic performance requirements at higher frequencies. The highest frequency silicon integrated circuits are not efficient and have relatively high noise figures and distortion. In addition, it is very difficult to integrate the passive components (inductors, capacitors and resistors) on silicon substrates that are required to complete RF/microwave integrated circuits. Because of these limitations, silicon integrated circuits operating at higher frequencies have failed to replace discrete components in most RF/microwave functions, even though discrete components do not offer an optimal solution for many RF/microwave applications.

    Although GaAs technology offers an alternative means of producing integrated circuits for high-frequency applications, some manufacturers have been reluctant to adopt GaAs integrated circuits for use in high volume commercial applications because of perceived risks relating to GaAs technology in general. Such perceived risks include the unfamiliarity of designing commercial systems with GaAs integrated circuits, unfamiliar manufacturing processes and uncertainties about the cost effectiveness of GaAs integrated circuits.

THE ANADIGICS SOLUTION

    Over the past twelve years, the Company, through its research and development efforts, has developed expertise in producing cost-effective GaAs-based integrated circuits for high-volume commercial applications which offer many of the performance attributes required for RF/microwave applications that are not easily obtainable with silicon-based integrated circuits. GaAs transistors can operate at frequencies up to three to five times greater than those possible with silicon and therefore can handle the requirements of RF/microwave applications. GaAs integrated circuits have a lower noise figure than silicon-based integrated circuits, providing increased sensitivity, significantly better linearity, less distortion and interference and better dynamic range, thereby enabling systems to handle a wide range of signal strengths. GaAs is a semi-insulating material which facilitates integration of the passive components required in RF/microwave applications. Finally, GaAs integrated circuits used in transmitter applications are also more power-efficient than silicon-based circuits, allowing for longer battery life or use of smaller batteries.

ANADIGICS' STRATEGY

    The Company's objective is to be the leading supplier of high volume GaAs integrated circuits for RF/microwave receiver and transmitter applications. The following elements, all of which are interrelated, form the basis of ANADIGICS' strategy:

    FOCUS ON GROWING, HIGH VOLUME MARKETS

    ANADIGICS focuses on a few diverse high volume markets--wireless and fiber optic communications and cable and satellite television receivers--that it believes will provide both significant growth opportunities and increasing stability through product and geographic diversity. Each of the Company's target markets is characterized by a transition to broader bandwidths, to higher operating frequencies and, in many cases, from analog to digital modulation, as well as by competing standards (e.g., AMPS, TDMA, CDMA and GSM in cellular telephony) and communications methods (e.g., cable versus DBS in television). The Company believes that these market trends offer opportunities for ANADIGICS integrated circuit solutions that can add value by lowering costs, improving reliability and reducing the size of customers' products. Moreover, the Company is capable of providing integrated circuit solutions for each of the competing communications methods and standards in its target markets and, as a result, believes that it has positioned itself to compete effectively regardless of which method or standard ultimately prevails.

    LOW COST, HIGH VOLUME MANUFACTURER

    ANADIGICS believes that its success depends on its ability to be a low cost manufacturer for high volume applications. The Company believes that a low cost manufacturer must control all of the critical phases of production in order to maintain high manufacturing yields. ANADIGICS uses the same basic manufacturing processes to produce all of its GaAs integrated circuits, thereby deriving economies of scale and gaining manufacturing experience applicable across all product lines. ANADIGICS has been continually improving its manufacturing process and, since 1989, has delivered over 60 million GaAs integrated circuits, including over 21 million in 1996. ANADIGICS has also developed high volume circuit testing systems that permit testing of 100% of its packaged products in an environment designed to simulate customer usage. Such high speed testing allows the Company to identify production problems quickly and to maintain the quality of integrated circuits shipped to the Company's customers on a cost-effective basis.

    RAPID DESIGN CYCLE TIME

    ANADIGICS has developed an experienced engineering staff that can rapidly design cost-effective integrated circuit solutions for its target markets. The combination of design experience and a "quick-turn" wafer fabrication and assembly capability allows the Company to develop prototypes that can be ready for testing in less than one month. This design efficiency contributes to customer satisfaction and allows the Company to improve rapidly product designs for manufacturing efficiency.

    PARTNER WITH WORLDWIDE INDUSTRY LEADERS

    ANADIGICS believes that in order to create products which have the potential to become industry standards it must develop working relationships with leading companies in each target market. This strategy provides ANADIGICS with rapid feedback from customers during the product design process and increases the likelihood that products will meet customers' cost and performance requirements for high volume applications. ANADIGICS' working relationships with customers worldwide have ranged from guaranteed purchase orders to partially or fully funded development programs, in most cases with a limited exclusivity period granted to the customer with respect to the developed circuit. Examples of the Company's strategy to focus on worldwide industry leaders are the development of cellular telephone power amplifiers and receivers with Ericsson in the United States and Sweden and the development of cable television converter integrated circuits with General Instrument in the United States and Taiwan.

TARGET MARKETS AND PRODUCTS

    TELECOMMUNICATIONS SYSTEMS

    ANADIGICS has developed GaAs integrated circuits for use in both wireless and fiber optic telecommunications systems. ANADIGICS' GaAs integrated circuits are used in wireless telephony equipment, such as cellular and PCS telephone handsets, cellular base stations and fixed wireless systems, and in fiber optics transmission systems.

    WIRELESS COMMUNICATIONS MARKET. The Company believes that the need for compact, high-efficiency transmitters and sensitive, low power consumption receivers in the rapidly developing wireless communications market has the potential to provide numerous opportunities for ANADIGICS.

    CELLULAR TELEPHONY. Cellular telephony began service in 1982 and has grown rapidly in the past 15 years. Worldwide cellular subscribers at November 30, 1996 totaled approximately 133 million, according to Kagan World Media, with approximately 42 million subscribers resident in the United States and approximately 35 million in Europe. According to Kagan World Media, subscriber growth for the cellular and PCS market in the first eleven months of 1996 was over 50% worldwide.

    Cellular telephone systems consist of cellular base stations which are connected to the public switched telephone network which transmit and receive telephone signals via radio frequency waves in a 50 MHz bandwidth in the 800-900 MHz frequency range. Using either a portable or mobile telephone, a subscriber can communicate through a cellular base station and can move seamlessly from one cell to another. Each caller is connected to a cell through a dedicated wireless channel.

    Until recently all cellular telephony used analog modulation. In the United States analog modulation uses the AMPS standard while in Europe ETACS is the predominant analog standard. In the analog mode, system capacity is increased by increasing the density of cells.

    In order to increase capacity at a lower cost, and to improve voice quality and increase security, digital modulation standards have been developed and are now beginning to be deployed. In the United States there are two competing digital standards, which are defined below:

       TDMA (IS-136): TIME DIVISION MULTIPLE ACCESS increases capacity by placing three or more calls in the same channel separated by time.

       CDMA (IS-96): CODE DIVISION MULTIPLE ACCESS increases capacity by coding voice messages and spreading information over many channels.

    Telephones operating on the TDMA standard are also called DAMPS (for digital
AMPS) telephones because they can transmit on either analog AMPS or digital TDMA signals. DAMPS service began in 1994 and is being adopted by several U.S. operators, including the AT&T Wireless Cellular unit of AT&T. CDMA telephones, which are dual mode with AMPS, were introduced in the second half of 1995 and are currently being offered in parts of the United States and Asia.

    The European digital standard, called GSM, which was introduced in 1991, was developed and standardized by the European Union. According to GSM World Focus 1996, a publication of Mobile Communications International, GSM networks have begun operations in 86 countries, including several Asian countries. According to Kagan World Media, GSM subscribers in Europe totalled approximately 9 million at December 31, 1995 and approximately 19 million at November 30, 1996.

    PERSONAL COMMUNICATIONS SERVICES (PCS). In order to provide increased wireless communication capacity, the European Union and the U.S. Federal Communications Commission (the "FCC") have opened additional frequency spectrums in the 1800 MHz to 2000 MHz range for cellular type services. Digital modulation standards are being used exclusively in these new frequency bands with the intention of providing new value-added services, such as caller identification and paging. The European service, referred to as DCS-1800, is GSM-based and operates in the frequency band from 1700 MHz to 1800 MHz. The service is referred to as PCS in the United States, where the FCC has allocated 120 MHz of spectrum in the frequency band from 1800 MHz to 2000 MHz. The FCC has allowed licensees to choose among three different digital standards that are not currently compatible. The three PCS standards and the primary services providers are set forth below:

        NAME                 STANDARD                               SERVICE PROVIDER
---------------------  ---------------------  ------------------------------------------------------------

PCS-1900               GSM                    Omnipoint Corporation,
                                              Sprint Spectrum L.P.,
                                              BellSouth Mobile Systems, Inc.

DAMPS-1900             TDMA                   AT&T Wireless Services, Inc.

CDMA-1900              CDMA                   Primeco, Inc., Sprint Corporation

    PCS licenses were auctioned by the FCC in 1995 and 1996. The "A" block and "B" block of the PCS spectrum were auctioned in 1995, and the "C" block in 1996. The winners of the "A" and "B" block auctions in 1995 have been building PCS infrastructure and the first services became operational in 1996. Operators such as Sprint Spectrum L.P., Omnipoint Corporation, Primeco, Inc. and Sprint Corporation began offering PCS digital telephone services in the 1800 to 2000 MHz frequency band in selected cities during 1996. The "C" block auction was held in 1996.

    The European DCS-1800 standard began operation in 1994 and, according to Kagan World Media, had approximately 1.8 million subscribers at November 30, 1996. Japan has developed its own digital standard called Personal Digital Cellular ("PDC") which is similar to TDMA. PDC has a 1500 MHz band to augment its cellular band at 900 MHz.

    The following table lists the major global standards being used for cellular and PCS systems:

                                          SERVICE
                             ----------------------------------

                                 CELLULAR           PCS/DCS                          PREDOMINANT
STANDARD       MODULATION       800-900 MHZ      1800-2000 MHZ                         MARKETS
-----------  --------------  -----------------  ---------------  ---------------------------------------------------

AMPS         ANALOG                    Yes            No         North America, South America

ETACS        ANALOG                    Yes            No         Europe, China

GSM          DIGITAL                   Yes            Yes        Europe, Asia, North America,
                                                                   South America

TDMA         DIGITAL                   Yes            Yes        North America, South America

CDMA         DIGITAL                   Yes            Yes        North America, South America, Korea, Hong Kong,
                                                                   China

PDC          DIGITAL                   Yes           1500 MHz    Japan

    WIRELESS COMMUNICATIONS PRODUCTS. ANADIGICS' products are used in transmitters and receivers of cellular handsets where small size and low power consumption are key parameters. The Company offers products for both the traditional analog cellular market and all the emerging digital and PCS applications.

    POWER AMPLIFIERS. Until recently the power amplifiers in portable cellular handset transmitters were constructed exclusively with hybrid solutions such as silicon bipolar transistors and silicon metal oxide semiconductor field effect transistors ("MOSFET") or with discrete GaAs field effect transistors ("FETs"). Hybrid solutions are relatively inexpensive to manufacture but have low power efficiency, while more costly GaAs FET power amplifiers have better performance characteristics. ANADIGICS has developed low cost GaAs integrated circuit power amplifiers that are smaller than discrete component and hybrid module solutions and which the Company believes perform as well as GaAs FET discrete solutions.

    RECEIVERS. ANADIGICS has developed and initiated production of GaAs integrated circuit front ends for cellular handset receivers and for use in wireless local loop applications. The Company has also developed linear receiver front ends for use in cellular base stations.

    The following is a list of some of the Company's cellular telephony and PCS products currently in production:

                                                                                                PRODUCTION
PRODUCT LINE                                                               FREQUENCY              STATUS
-----------------------------------------------------------------------  --------------  -------------------------
POWER AMPLIFIERS
  AMPS.................................................................        800 MHz   Produced since 1994
  DAMPS................................................................        800 MHz   Produced since 1994
  ETACS................................................................        800 MHz   Produced since 1995
  GSM..................................................................        800 MHz   Produced since 1996
  CDMA.................................................................       1900 MHz   Produced since 1996

RECEIVERS/DRIVERS
  Wireless Local Loop Receiver.........................................        900 MHz   Produced since 1995
  AMPS Receiver........................................................        900 MHz   Produced since 1995
  Base Station Receiver................................................        900 MHz   Produced since 1996
  CDMA Driver..........................................................       1900 MHz   Produced since 1996

    In addition, the Company is in various stages of planning, development or production start-up for the following products for the cellular telephony and PCS market: DCS cellular power amplifiers, PDC cellular power amplifiers, PCS cellular power amplifiers and receivers, 800 MHz/1900 MHz dual mode power amplifiers and cellular base station receivers and power amplifiers.

    The Company's major customers for wireless communications products are Ericsson, Nokia, Nortel and Qualcomm PE.

    FIBER OPTIC MARKET. The capacity of the global telecommunications infrastructure is currently being upgraded with fiber optic communication systems in order to handle the demand for increasing amounts of information, driven in part by the rapid growth of the internet community. High data rate fiber optic receivers are therefore in increasing demand for telecommunications, data communications and cable television applications. In order to facilitate this upgrade process, the United States and Japan have adopted the SONET standard and Europe has adopted the similar SDH standard for telecommunications systems.

    A fiber optic transmission system uses low loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Fiber optic transceivers are used as repeaters and at terminations to send and receive high data rate information. The transceiver consists of a laser transmitter and a fiber optic receiver. The front end of any fiber optic receiver contains a detector diode and a transimpedance amplifier ("TIA") which provides current to voltage conversion and low noise signal amplification. ANADIGICS began producing TIAs in 1989 and currently produces and sells GaAs integrated circuit TIAs that operate at SONET standards ranging from 52 Mbps to 2480 Mbps. The primary applications of ANADIGICS' TIAs are in long-haul systems at 2480 Mbps (OC-48) and for fiber in the local loop applications at 622 Mbps (OC-12) and at 155 Mbps (OC-3). In addition, demand for ANADIGICS' TIAs emerged in 1996 for other applications, including cable television distribution, asynchronous transfer mode (ATM) data communication, and data transmission and related products.

    The Company's major customers for fiber optic products include AMP Inc., Hewlett-Packard Co., Lucent and Nortel.

    FIBER OPTIC PRODUCTS. The following is a list of some of the Company's products for fiber optic networks currently in production:

                                                                                                PRODUCTION
PRODUCT LINE                                                               FREQUENCY              STATUS
-----------------------------------------------------------------------  --------------  -------------------------
OC-3 TIA...............................................................       155 Mbps   Produced since 1990
OC-12 TIAs.............................................................       622 Mbps   Produced since 1990
OC-48 TIAs.............................................................      2480 Mbps   Produced since 1990
250 Mbps Datacom.......................................................       250 Mbps   Produced since 1996
155 Mbps Datacom.......................................................       155 Mbps   Produced since 1996

    TELEVISION SYSTEMS

    ANADIGICS has developed GaAs integrated circuits for both cable television and DBS television receivers.

    CABLE TELEVISION/MULTIMEDIA MARKET. Cable television is evolving from an industry that has traditionally delivered multichannel one-way analog television programming over a coaxial cable system to a multimedia industry delivering up to 500 channels of interactive video and other services such as telephony, games, shopping and on-line information in both analog and digital form over a hybrid fiber optic and coaxial cable system. The large bandwidth available from cable television systems is now being used in some systems to provide high speed internet access via cable modems, thereby overcoming the congestion frequently experienced by users who access the internet by telephone lines. In a conventional analog cable television system, the programmer's signal is first scrambled and then transmitted to a C-Band satellite. A cable system "headend" facility receives television signals from satellites and other sources and retransmits them to subscribers through a distribution network composed of coaxial and fiber optic cable and distribution electronics which boost the signal level. The final component of the cable television system, the subscriber equipment, is comprised of a "dropwire" and, in some cases, a "drop amplifier" which extend from the distribution network to the subscriber's home and connect either directly to the subscriber's television set or to a set-top converter box. Addressable set-top converter boxes permit the efficient delivery of premium cable television services, including pay-per-view programming. In the multimedia environment, the hybrid fiber/coaxial cable ("HFC") distribution system delivers digitally compressed video to the home, has a return path to the headend and contains switching functions. In such an environment, the set-top converter box is essentially a special purpose computer, handling compressed video and interactive services.

    CABLE TELEVISION/MULTIMEDIA PRODUCTS. ANADIGICS' 50-550 MHz upconverter integrated circuit is capable of receiving an incoming block of up to 80 cable television channels and enabling selection of a particular desired channel. This integrated circuit replaces approximately 30 discrete components. In addition, products made with discrete components typically require manual tuning in the manufacturing process. Use of GaAs integrated circuits significantly reduces manual tuning requirements, thereby reducing manufacturing costs and enhancing reliability.

    In response to the requirement for broader bandwidth and the presence of analog and digital modulation, ANADIGICS has introduced a 50-860 MHz integrated circuit chip set comprised of an upconverter and downconverter for the tuner used in analog and digital 50-860 MHz set-top converters and in cable modems. The Company believes that this chip set meets the performance requirements of the set-top converter application at a lower cost than alternative discrete component solutions. The chip set has been designed into tuners by General Instrument and Komatsu Murata Manufacturing Company, Limited and in cable modems by Intel Corp., Bay Networks Inc. and 3COM Corp. and is being evaluated by other tuner manufacturers. Full scale production of the 860 MHz chip set commenced in the first quarter of 1995.

    The Company has also developed a GaAs integrated circuit line amplifier to be used as a repeater in 50-750 MHz HFC distribution networks. The Company commenced full scale production of this amplifier in 1996. These integrated circuits are replacing silicon bipolar hybrid circuits used in this application. The Company's principal customer for this amplifier is Scientific-Atlanta, Inc.

    General Instrument is the Company's principal customer for cable television set-top products. Since 1989, the Company has had a strategic relationship with General Instrument for the development of GaAs-based chip sets used in set-top converters.

    The following is a list of some of the Company's products for the cable television market currently in production:

PRODUCT LINE                                                               BANDWIDTH         PRODUCTION STATUS
-----------------------------------------------------------------------  --------------  -------------------------
SET-TOP CONVERTER PRODUCTS
  550 MHz Converter....................................................  50-550 MHz      Produced since 1991
  860 MHz Converter Chip Set...........................................  50-860 MHz      Produced since 1995

NETWORK PRODUCTS
  Drop Amplifier.......................................................  50-860 MHz      Produced since 1994
  Line Amplifier.......................................................  50-750 MHz      Produced since 1995

    DBS MARKET. DBS television is an alternative method to cable television for delivering multiple channel television programming to the home. In a DBS system, programming is uplinked to a series of collocated satellites, which then downlink the programming at Ku-Band (10.7-12.7 GHz) to the satellite dish antenna with an attached low noise block converter ("LNB") serving the customer's home. The Ku-Band LNB amplifies and converts the signal to a lower frequency and sends the signal via coaxial cable to a set-top converter, where the channel is selected by a broadcast satellite tuner ("BS Tuner") and displayed on television sets. The retail price of reception systems in the United States currently start at approximately $200. Subscriber service costs are evolving and vary by location, but are typically comparable to those for cable television.

    In Europe, the major satellite system, Astra, has six satellites collocated over Europe. Societe Europeenne des Satellites ("SES") and Hughes Aircraft Co. ("Hughes") have announced plans for an additional Astra launch to occur in 1997. The newest Astra satellites are delivering compressed digital video, greatly increasing channel capacity. According to "Cable and Satellite Europe", as of December 31, 1996 approximately 23 million homes were receiving DBS television in Europe. This market has developed in the seven years since DBS service was first inaugurated in Europe in 1989.

    In the United States, DirecTV, the first large-scale deployment of digitally compressed video (and audio) television programming, launched the first high powered DBS service in June 1994. DirecTV offers 150 channels with a large variety of additional sports and niche programs and approximately 50 pay-per-view channels. The reception equipment currently being marketed under RCA, Sony Corp. and other brands consists of an 18-inch satellite dish with a Ku-Band LNB and a state-of-the-art set-top converter which is specifically designed for digital video and CD-quality audio reception. In the United States, Primestar Partners, L.P. and Echostar Satellite Broadcasting Corp. have also introduced DBS television. According to DBS Digest, as of December 30, 1996 approximately 4.4 million home subscribers are estimated to have been signed up by DBS providers in the United States. In Latin America, Galaxy, a joint venture between Hughes Communications, Inc. and three Latin American media companies, began DBS service to selected areas of Mexico and Central and South America in the fall of 1996. In addition, NetSat, a joint venture among Globo, News Corporation and TINTA, launched DBS service in Brazil in the fall of 1996.

    DBS PRODUCTS. ANADIGICS designs and manufactures GaAs integrated circuits for both the LNB and the BS Tuner. GaAs devices are suitable for the LNB function because of their low noise and broad bandwidth characteristics. This functionality would typically require 30 to 50 components if implemented using a discrete component alternative. ANADIGICS' BS Tuner integrated circuit is used in the set-top converter, which enables selection of a specific frequency (i.e., a particular channel) within the block of frequencies downconverted by the outdoor LNB.

    ANADIGICS' customers for DBS products include Continental Microwave Technology, Inc., Grundig Microwave Technology Ltd., Pace Micro Technology plc, Philips Electronics N.V. and Smile Communications, Inc.

    The following is a list of some of the Company's products for the DBS television market currently in production:

                                                                                                PRODUCTION
PRODUCT LINE                                           REGION            FREQUENCY                STATUS
-----------------------------------------------  ------------------  ------------------  -------------------------
KU-BAND LNB
  ASTRA Band...................................  Europe              10.7-11.8 GHz       Produced since 1989
  Universal/ASTRA..............................  Europe, Asia,       10.7-12.75 GHz      Produced since 1995
                                                 Middle East,
                                                 South America,
  DirecTV                                        USA                 12.2-12.7 GHz       Produced since 1995

B.S. TUNER
  Universal/ASTRA..............................  Europe, Asia,       950-2050 MHz        Produced since 1992
                                                 Middle East,
                                                 South America

MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

    The Company sells its products directly to customers worldwide. The Company also selectively utilizes independent manufacturers' representatives and distributors to complement its direct sales and customer support efforts.

    ANADIGICS believes that the technical nature of its products and markets demands an extraordinary commitment to close relationships with its customers. The sales and marketing staff, assisted by the technical staff and senior management, visit prospective and existing customers worldwide on a regular basis, and between visits both field and factory sales personnel stay in close contact with customers. The Company believes that these contacts are vital to the development of a close long-term working relationship with its customers, and in obtaining regular forecasts, market updates, and information regarding technical and market trends.

    The ANADIGICS design and applications engineering staff is actively involved with a customer during all phases of design and production by publishing and providing the customer with engineering data, up-to-date product application notes, following up with the customer's engineers on a regular basis, and assisting in resolving technical problems by working with the customer's engineers both on and off site. In most cases the design and applications engineers obtain prototypes from the customer in order to debug and identify potential improvements to the design in parallel with the customer's effort. This strategy helps customers speed up the their design process, achieve cost-effective and manufacturable design, and ensure a smooth transition into high volume production.

    ANADIGICS' policy is to provide its customers with applications engineering support at its customers' factories throughout the world, generally within 48 hours of a customer request. The Company's sales are typically made pursuant to customer purchase orders, and such orders may be canceled without significant penalty.

MANUFACTURING, ASSEMBLY AND TESTING

    The Company fabricates integrated circuits on four-inch diameter wafers at its plant in Warren, New Jersey in an 8,000 square foot, Class 100 cleanroom. Present production capacity is approximately 26,000 four-inch diameter wafers per year, and the Company delivered more than 21 million GaAs integrated circuits during the year ended December 31, 1996.

    The Company currently manufactures all of its integrated circuits at its four-inch wafer fabrication facility located at 35 Technology Drive in Warren, New Jersey. In October 1996, the Company began conversion from three-inch to four-inch diameter wafer manufacturing at the facility. The technological and manufacturing changes associated with these changes may, at least for an initial period, affect manufacturing yields adversely and could adversely affect operating results. The Company believes that this facility should be able to satisfy its production needs through the end of 1997, assuming that the Company successfully completes planned incremental increases in production and electrical test capacity at the facility through such date. In addition to the purchase of equipment, the Company will be required to successfully hire, train and manage additional production personnel in order to successfully increase production capacity at this facility. See "Risk Factors--Possible Production Capacity Constraints; Possible Delay in Construction of New Production Facility".

    The Company plans to complete an approximately 131,000 square foot facility at 141 Mt. Bethel Road in Warren, New Jersey to create manufacturing areas, including a 12,000 square foot Class 100 four-inch wafer fabrication clean room, electrical test areas and office space, to supplement its existing facility. The Company expects to be able to begin occupying the facility late in the second quarter or early in the third quarter of 1997. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least three months. Accordingly, the Company believes the new facility will not begin commercial production prior to the fourth quarter of 1997. The Company expects that the new facility as it is initially being equipped, assuming it becomes fully operational as currently planned, will enable the Company to approximately double its current production levels. The new facility will have additional space in which the Company expects to add more manufacturing capacity in the future. The Company believes that it could increase its production capacity further if necessary by upgrading its facilities for the production of six-inch diameter wafers.

    ANADIGICS' wafer processing technology has been developed for reliable high volume manufacturing. The Company has developed a GaAs depletion metal semiconductor field effect transistor ("D-MESFET") process that it uses to produce all of its products. By using ion implant variations, the Company can optimize performance and yield, allowing it to produce, for example, high linearity, low-noise, receiver integrated circuits or transmitter integrated circuits with high power and efficiency.

    Completed wafers are shipped to contractors in Asia for assembly in packages. Once assembled by the contractor, packaged integrated circuits are shipped to the Company's Warren, New Jersey facility for final testing. The Company believes that its automated test systems give it a significant competitive advantage and are important to its ability to manufacture high quality integrated circuits at low cost. ANADIGICS has a staff of test engineers that designs and builds custom test systems and modifies commercially available test systems to facilitate rapid testing of its GaAs integrated circuits at high frequencies. See "Risk Factors--Possible Production Capacity Constraints; Possible Delay in Construction of New Production Facility" and "--Dependence on Semiconductor Assembly Contractors".

    The Company's design and manufacturing processes were certified as ISO 9001 compliant in December 1993. Since that date, the Company has maintained compliance with this standard.

RESEARCH AND DEVELOPMENT

    The Company's research and development has been focused on developing low cost, high volume production of GaAs integrated circuit products for the telecommunication and television industries. Of the Company's total research and development expenditures incurred during 1996, approximately 75% and 25% were for the purpose of developing telecommunication products and television products, respectively. The Company has approximately 55 engineers assigned primarily to research and development. In 1994, 1995 and 1996, the Company expended $9.2 million, $11.7 million and $12.0 million, respectively, for Company-sponsored research and development and $0.4 million, $1.8 million and $3.2 million, respectively, for customer sponsored research and development.

    The ability to simulate and model circuits is a critical technology for analog integrated circuit design, especially at high frequencies. The Company has developed a set of simulation tools and device models which are custom-fit to the Company's process and, in many areas the Company believes, exceed the capability of commercially available computer aided design products. These tools and models allow the Company to efficiently design products for RF/microwave front-ends.

RAW MATERIALS

    Blank wafers and other raw materials and equipment used in the production of the Company's GaAs integrated circuits are available from several suppliers. The Company currently has two qualified blank wafer suppliers, both located in Japan. Although the Company has not experienced any significant delay in obtaining wafers or components, no assurances can be given that shortage will not arise in the future. See "Risk Factors--Limited Sources for Certain Components, Materials and Equipment".

COMPETITION

    While competition in all of the markets for the Company's current products is intense, the basis on which the Company competes varies by product. Competitors in the wireless market are entrenched suppliers of discrete receiver front-end devices such as Fujitsu Microelectronics Inc., Mitsubishi Electric Corp., Motorola, Inc., Philips Electronics N.V. and Siemens AG; discrete hybrid power amplifiers suppliers such as Fujitsu Microelectronics Inc., Hitachi, Ltd., Matsushita Electric Industrial Co. Ltd., Mitsubishi Electric Corp. and Philips Electronics N.V.; and GaAs integrated circuit manufacturers for receiver front-end or power amplifiers such as Raytheon Co., Rockwell International Inc. and TriQuint Semiconductor, Inc. The Company competes in the wireless market generally on the basis of product performance, size and price.

    In the fiber optic markets, ANADIGICS competes with other GaAs and silicon integrated circuit manufacturers, generally on the basis of product performance, reliability and price. Principal competitors in this market are Analog Devices, Inc., Philips Electronics N.V., TriQuint Semiconductor, Inc. and Vitesse Semiconductor Corp. as well as many end-user product manufacturers who design and fabricate their own systems. In the cable television and DBS markets, ANADIGICS' integrated circuits compete primarily with manufacturers of discrete components. In these markets, the Company competes on the basis of price and product performance, specifically as they relate to the ability of its GaAs integrated circuits to replace a large number of discrete components. In many cases, discrete components are designed into the end products, and many potential customers may therefore be reluctant to adopt the Company's products. Manufacturers of discrete components include Fujitsu Microelectronics Inc., Mitsubishi Electric Corp., NEC Corp., Philips Electronics N.V. and Siemens AG. Competition from other GaAs integrated circuit manufacturers which include Raytheon Co. and Fujitsu Microelectronics Inc., has begun to emerge in the DBS market.

    Most of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Increased competition could adversely affect the Company's revenue and profitability by causing it to reduce prices or by reducing demand for the Company's products.

EMPLOYEES

    At December 31, 1996, the Company had approximately 430 employees, none of whom was a member of a labor union. The Company believes its labor relations to be good and has never experienced a work stoppage.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

    It is the Company's practice to seek U.S. and foreign patent and copyright protection on its products and developments where appropriate and to protect its valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. The Company owns nine U.S. patents and has 11 pending U.S. patent applications and two pending international patent applications filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1988 to 1996 and will expire between 2006 to 2014.

    The Company relies primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to its product development and manufacturing activities. To protect its trade secrets, technical know-how and other proprietary information, the Company's employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in the employ of the Company. The Company also has entered into non-disclosure agreements to protect its confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. However, there can be no assurance that these type of agreements will effectively prevent unauthorized disclosure of the Company's confidential information, that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

ENVIRONMENTAL MATTERS

    The Company's operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that costs arising from existing environmental laws will not have a material adverse effect on the Company's financial position or results of operations. There can be no assurance, however, that the environmental laws will not become more stringent in the future or that the Company will not incur significant costs in the future in order to comply with such laws.

RISK FACTORS

    IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING AN INVESTMENT IN THE COMPANY. CERTAIN STATEMENTS IN THIS REPORT, SUCH AS STATEMENTS CONCERNING THE DEVELOPMENT OF NEW COMMUNICATION TECHNOLOGIES AND SERVICES, THE TREND IN COMMUNICATION SYSTEMS TOWARD HIGHER OPERATING FREQUENCIES, THE EVOLUTION OF COMMUNICATION SYSTEMS FROM ANALOG TO DIGITAL MODULATION, THE GROWTH OPPORTUNITIES OF CERTAIN MARKETS FOR THE COMPANY'S PRODUCTS, THE COMPANY'S PLANS WITH RESPECT TO, AMONG OTHER THINGS, CAPITAL EXPENDITURES, PRODUCTION CAPACITY, REVENUES, EARNINGS, LIQUIDITY AND CAPITAL RESOURCES, ACCOUNTING AND TAX MATTERS AND REGULATORY MATTERS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED) THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES", "ANTICIPATES", "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH STATEMENTS INCLUDE THOSE FACTORS DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS

    The Company receives most of its revenues from a few significant customers. Sales to the Company's five largest customers in each of the past three years accounted for 61%, 67% and 60% of net sales in 1994, 1995 and 1996, respectively. General Instrument, Ericsson, Qualcomm PE, Nokia and Nortel accounted for 16%, 16%, 12%, 10% and 6% of 1996 net sales, respectively. The Company's operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If the Company were to lose a major customer, or if sales to a major customer were to decrease materially, the Company's results of operations would be materially and adversely affected. See "The Company--Target Markets and Products".

VARIABILITY OF MANUFACTURING YIELDS

    The Company's manufacturing yields vary significantly among products, depending on the complexity of a particular GaAs integrated circuit's design and the Company's experience in manufacturing such integrated circuit. Historically, the Company has experienced difficulties in achieving planned yields on certain new GaAs integrated circuits, which have adversely affected gross margins. Although the Company's process technology utilizes standard silicon semiconductor manufacturing equipment, aggregate production quantities of GaAs integrated circuits manufactured by the Company and the GaAs integrated circuit industry in general have been relatively low compared with silicon integrated circuit production volumes, and the process technology is significantly less mature than silicon process technologies.

    Regardless of the process technology used, the fabrication of integrated circuits is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment, equipment failure and other difficulties in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be nonfunctional, thereby reducing yields.

    Because a large portion of the Company's costs of manufacturing are relatively fixed and average selling prices tend to decline over time, improvements in the number of shippable integrated circuits per wafer and increases in the production volume of wafers are critical to maintaining and improving the

Company's results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect operating results. There can be no assurance that the Company will be able to continue to improve its yields in the future or that the Company will not suffer periodic yield problems, particularly during the early production of new products, such as those experienced by the Company in the third quarter of 1996. In either case, the Company's results of operations could be materially and adversely affected. See "The Company--Manufacturing, Assembly and Testing".

POSSIBLE DELAYS IN DEVELOPMENT OF PCS OR OTHER NEW MARKETS; UNCERTAINTY OF
  ACCEPTANCE OF NEW PRODUCTS

    The Company supplies GaAs integrated circuits for mass market applications related to communication, information and video entertainment systems. The extent of the Company's success will depend to a considerable extent upon the continued worldwide growth and increased availability of cellular and other wireless communications applications and services, in particular PCS. No assurance can be given regarding the rate at which the markets for such applications will develop or the Company's ability to produce competitive products for such applications and systems as they develop. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, achievement of acceptable manufacturing yields and market acceptance. No assurance can be given that the Company's product and process development efforts will be successful or that its new products will achieve market acceptance.

POSSIBLE PRODUCTION CAPACITY CONSTRAINTS; POSSIBLE DELAY IN CONSTRUCTION OF NEW
  PRODUCTION FACILITY

    The Company currently manufactures all of its integrated circuits at its four-inch wafer fabrication facility located at 35 Technology Drive in Warren, New Jersey. In October 1996, the Company began conversion from three-inch to four-inch diameter wafer manufacturing at this facility. The technological and manufacturing changes associated with these changes may, at least for an initial period, affect manufacturing yields adversely and could adversely affect operating results. The Company believes that this facility should be able to satisfy its production needs through the end of 1997, assuming that the Company successfully completes planned incremental increases in production and electrical test capacity at the facility through such date. In addition to the purchase of equipment, the Company will be required to successfully hire, train and manage additional production personnel in order to successfully increase production capacity at this facility. There can be no assurance that the Company will be able to implement these changes successfully. If the expansion is delayed for any reason, the Company will be limited in its ability to increase sales volumes. In addition, a failure to increase production could adversely affect relationships with customers if the Company does not have sufficient capacity to satisfy the demand for its products.

    The Company has leased an additional manufacturing facility located at 141 Mt. Bethel Road in Warren, New Jersey from United States Land Resources, L.P. ("USLR"), which USLR currently is in the process of refurbishing. The Company plans to complete the approximately 131,000 square foot facility to create manufacturing areas, including a 12,000 square foot Class 100 four-inch wafer fabrication clean room, electrical test areas and office space. The Company expects to be able to begin occupying the new facility late in the second quarter or early in the third quarter of 1997. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the new facility, a process which the Company anticipates will take at least three months. Accordingly, the Company believes that the new facility will not begin commercial production prior to the fourth quarter of 1997.

    The construction of the new facility entails significant risks, including possible shortages of materials and skilled labor, unavailability or late delivery of process equipment, unforeseen environmental or engineering problems, work stoppages, weather interferences and unanticipated cost increases, any of which could delay the production start-up at the new facility or increase its cost. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits or delays in the receipt of these licenses, permits and approvals could involve significant additional costs and delay the scheduled opening of the facility. There can be no assurance that the project will be successfully completed within its current budget or on schedule. The failure by the Company to successfully complete the new facility as currently budgeted and scheduled could have a material and adverse effect on its results of operations.

    The successful operation of the new facility, once completed, as well as the Company's overall production operations, will also be subject to numerous risks. The Company will be required to hire, train and manage production personnel successfully in order to operate effectively the new facility. The Company does not have excess production capacity at its 35 Technology Drive facility to offset any failure of the new facility to meet planned production goals. The failure of the Company to successfully operate the new facility would have a material and adverse effect on its results of operations.

    The Company will also have to effectively coordinate and manage both facilities to successfully meet its overall production goals. The Company has no experience in coordinating and managing full scale production facilities which are located at different sites. The failure to successfully coordinate and manage the two sites would adversely affect the Company's overall production and could have a material and adverse effect on its results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

RAPID PRODUCT AND PROCESS DEVELOPMENT AND RAPID TECHNOLOGICAL CHANGES

    The markets for the Company's products are characterized by rapid changes in both product and process technologies. Because of continual improvements in these technologies, the Company believes that its future success will depend in part upon its ability to continue to improve its product and process technologies and develop new products and process technologies. If a competing technology develops that is superior to the Company's existing technology and the Company is unable to implement successfully such technology or to develop a competitive and economic alternative technology, the Company's operations would be materially and adversely affected. See "The Company--Competition" and "--Research and Development".

    In each of the markets in which the Company competes, prices of established products tend to decline significantly over time. Accordingly, in order to remain competitive, the Company believes that it must continue to develop product enhancements and new technologies that will either slow the price declines of its products or reduce the cost of producing and delivering its products. Developing these enhancements and technologies requires investment by the Company, and there can be no assurance that funds for such investments will be available or that such enhancements and technologies will be successful.

SIGNIFICANT VARIABILITY OF OPERATING RESULTS

    The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company may experience substantial period-to-period fluctuations in future operating results due to numerous factors, including general industry and global economic conditions, the timing and success of new product introductions, changes in selling prices for the Company's integrated circuits due to competitive or currency exchange rate pressures, changes in product mix, availability of raw materials, availability of manufacturing capacity, fluctuations in manufacturing yields, the size and timing of shipments, market acceptance of end-user products, the pattern of end-user or customer purchasing cycles, the processes and technologies used by the Company and its competitors and seasonality.

    The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. Although the semiconductor industry in general, and the portion of such industry serving the communications industry in particular, are currently experiencing a period of increased demand, there can be no assurance that these conditions will continue.

COMPETITION

    The semiconductor industry is intensely competitive and is characterized by rapid technological change. To date, the Company has competed primarily with manufacturers of discrete GaAs and silicon semiconductors. The Company expects increased competition from discrete semiconductor manufacturers, as well as other GaAs integrated circuit manufacturers, silicon analog integrated circuit manufacturers and a number of companies which may enter the GaAs integrated circuit market. In addition, certain of the Company's customers are competitors of the Company.

    Increased competition could result in decreased prices of GaAs integrated circuits, reduced demand for the Company's products and a reduction in the Company's ability to recover development engineering costs. Any of these developments could materially and adversely affect the Company's results of operations. Most of the Company's current and potential competitors, including Fujitsu Microelectronics Inc., ITT Corp., Motorola Inc., Raytheon Co. and Rockwell International Corp., have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors. See "The Company--Competition".

RELUCTANCE OF MANUFACTURERS TO ADOPT GAAS COMPONENTS

    Silicon semiconductor technologies are the dominant process technologies for integrated circuits. The Company's prospective customers are typically systems designers and manufacturers who use such silicon technologies in their existing systems and who are evaluating GaAs integrated circuits for use in their next generation systems. Some potential customers may be reluctant to adopt the Company's GaAs products because of perceived risks relating to GaAs technology generally. Such perceived risks include the unfamiliarity of designing systems with GaAs products as compared with silicon products, novel design, unfamiliar manufacturing processes and uncertainties about the relative cost effectiveness of GaAs products compared to high performance silicon-based integrated circuits. In addition, customers may be reluctant to rely on a smaller company such as ANADIGICS for critical components. There can be no assurance that additional systems manufacturers will design the Company's products into their respective systems, that the companies that have utilized the Company's products will continue to do so in the future or that GaAs integrated circuit technology will achieve widespread market acceptance. See "The Company--Industry Overview" and "--Competition".

LIMITED SOURCES FOR CERTAIN COMPONENTS, MATERIALS AND EQUIPMENT

    The Company does not manufacture any of the blank wafers or packaging components used in the production of its GaAs integrated circuits. Blank wafers and packaging components are available from a limited number of sources. The inability of the Company to obtain these wafers or components in the required quantities could result in delays or reductions in product shipments which would materially and adversely affect the Company's operating results. Although the Company has not to date experienced any significant difficulty in obtaining wafers or components, no assurance can be given that shortages will not arise in the future.

    The Company is dependent on a limited number of vendors to supply equipment used in its manufacturing processes. At times of high demand for semiconductor manufacturing equipment, lead times for delivery of such equipment can be substantial. No assurance can be given that the Company would not lose potential sales if it were unable to maintain or increase capacity due to the unavailability of manufacturing equipment. See "Possible Production Capacity Constraints; Possible Delay in Construction of New Production Facility".

DEPENDENCE ON KEY MANAGERIAL AND TECHNICAL PERSONNEL

    The Company's success depends in part upon attracting and retaining the services of its managerial and technical personnel. The Company's expansion plans will require the Company to hire an increasing number of such personnel. The competition for qualified personnel is intense. There can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract, assimilate or retain other managerial and skilled technical personnel in the future. The Company does not maintain "key person" life insurance policies on any of its key personnel. See "The Company--Employees" and "Item 10. Directors and Executive Officers of the Registrant".

DEPENDENCE ON SEMICONDUCTOR ASSEMBLY CONTRACTORS

    The Company does not assemble its integrated circuits; instead it provides the GaAs integrated circuit dice and, in some cases, packaging components to various integrated circuit assembly vendors, all of which are located in Asia. The Company attempts to maintain more than one qualified service supplier for each assembly process, but at times is unable to achieve this goal because of minimum volume requirements, service quality issues or other factors. The Company's inability to obtain sufficient high quality and timely assembly service, or the loss of any of its current assembly vendors, would result in delays or reductions in product shipment, and/or reduced product yields that could materially and adversely affect its results of operations.

INTERNATIONAL SALES AND OPERATIONS

    Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for approximately 80%, 68% and 65% of total net sales for 1994, 1995 and 1996, respectively. The Company expects that revenues derived from international sales will continue to represent a significant portion of its total net sales. International sales are subject to a variety of risks, including those arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of the Company's foreign sales are currently denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. In addition, there can be no assurance that the Company's international customers will continue to accept orders denominated in U.S. dollars. If such customers do not continue to accept orders denominated in U.S. dollars, the Company's reported sales and earnings would become more directly subject to foreign exchange fluctuations.

    Substantially all of the Company's blank wafers and packaging components used in the production of GaAs integrated circuits are supplied by, and substantially all of the Company's products are assembled by, independent third parties in Asia. Due to its reliance on such foreign suppliers and assemblers, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses, tariffs and other trade barriers and restrictions, and the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Although the Company has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. The Company currently transacts business with its foreign suppliers and assemblers in U.S. dollars and consequently the cost of the Company's blank wafers and packaging components, as well as assembly costs, would increase in countries with currencies that are increasing in value against the U.S. dollar. In addition, there can be no assurance that the Company's international suppliers and assemblers will continue to accept orders denominated in U.S. dollars. If such suppliers and assemblers do not continue to accept orders denominated in U.S. dollars, the Company's costs would become more directly subject to foreign exchange fluctuations.

INTELLECTUAL PROPERTY CLAIMS

    The Company's success depends in part on its ability to obtain patents and copyrights, maintain trade secret protection and operate without infringing on the proprietary rights of third parties.

    As is typical in the semiconductor industry, the Company may be notified in the future that it is infringing certain patent and/or other intellectual property rights of others, although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others. No assurance can be given that in the event of such infringement, licenses could be obtained on commercially reasonably terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of such claims could have a material adverse effect on the Company's business.

    In addition to patent and copyright protection, the Company also relies on trade secrets, technical know-how and other unpatented proprietary information relating to its product development and manufacturing activities which it seeks to protect, in part, by confidentiality agreements with its collaborators and employees. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or independently discovered by others. See "The Company--Patents, Licenses and Proprietary Rights".

GOVERNMENT REGULATION OF COMMUNICATIONS INDUSTRY

    The sale of products by customers who purchase the Company's GaAs integrated circuits may be materially and adversely affected by governmental regulatory policies, the imposition of common carrier tariffs or taxation of telecommunications services.

ENVIRONMENTAL REGULATIONS

    The Company's operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that costs arising from existing environmental laws will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that environmental laws will not become more stringent in the future or that the Company will not incur significant costs in the future in order to comply with such laws. See "The Company--Environmental Matters".

ITEM 2. PROPERTIES.

    The Company's executive office and research, development and fabrication facility are located in Warren, New Jersey. The Company currently occupies approximately 72,000 square feet in the building under a lease expiring on May 1, 2005, the terms of which may be extended for an additional ten year period and two additional five year periods, and approximately 20,000 square feet of additional space in the same industrial park under a short-term rental arrangement. A long-term lease for approximately 131,000 square feet relating to the Company's new production facility was entered into in 1996 and expires in 2016. The terms of this lease may be extended for an additional ten years. In the first quarter of 1997, the Company expects to sign an amendment to this lease for the rental of approximately 35,000 square feet of additional space. See "--Risk Factors--Possible Production Capacity Constraints; Possible Delay in Construction of New Production Facility".

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not involved in any litigation which is expected to have a material effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    No matters were submitted during the fouth quarter of 1996 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    ANADIGICS' Common Stock has been quoted on the Nasdaq National Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following the initial public offering of the Common Stock. The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock.


                                                            HIGH(1)     LOW(1)
                                                          -----------  ---------

1996
Fourth Quarter..........................................   $   27.00   $   16.33
Third Quarter...........................................       23.50       13.92
Second Quarter..........................................       20.50       13.92
First Quarter...........................................       15.17       11.83

1995
Fourth Quarter..........................................   $   18.67   $    9.92
Third Quarter...........................................       22.33       12.17
Second Quarter (commencing April 21, 1995)..............       16.50        8.83

--------------

(1) As adjusted for the Stock Split.  See Note 11 to the Financial Statements.

    On February 4, 1997, the last reported sale price of the Company's Common Stock as reported by the Nasdaq National Market was $34.83 per share. As of January 31, 1997, there were 12,564,678 shares of Common Stock outstanding and 392 holders of record of the Common Stock.

    The Company has never paid cash dividends on its capital stock. The Company's bank credit agreement prohibits the payment of cash dividends without the consent of the lender thereunder. See Note 6 to the Financial Statements. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

         In May 1996, certain warrant holders elected to exercise warrants at $11.50 per share for 313,905 shares of Common Stock, thereby generating approximately $3.6 million in cash. The issuance of Common Stock upon exercise of these warrants was a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On September 6, 1996, the Company issued a warrant for 7,500 shares of Common Stock at an exercise price of $22.67 per share to a consultant for services rendered. The issuance of the warrant was a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data are derived from the Financial Statements of ANADIGICS. The data should be read in conjunction with
Item 10. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, related Notes and other financial information included herein.

                                                       YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------
                                       1992        1993        1994        1995         1996
                                     ---------  ----------  ----------  -----------  -----------

                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................  $  20,224  $   29,024  $   34,832  $    51,460  $    68,864
Cost of sales......................     12,611      15,323      18,454       24,995       38,887
                                     ---------  ----------  ----------  -----------  -----------
Gross profit.......................      7,613      13,701      16,378       26,465       29,977
Research and development...........      5,367       6,699       9,195       11,733       12,036
Selling and administrative
  expense..........................      3,049       4,171       4,530        6,640        8,206
                                     ---------  ----------  ----------  -----------  -----------
Operating income (loss)............       (803)      2,831       2,653        8,092        9,735
Interest expense...................      1,456       1,009         831          573          371
Interest income....................        100         166         343        1,301        1,739
                                     ---------  ----------  ----------  -----------  -----------
Income (loss) before income
  taxes............................     (2,159)      1,988       2,165        8,820       11,103
Provision (benefit) for
  income taxes(1)..................     --              52         300        1,527         (888)
Net income (loss)(1)...............  $  (2,159) $    1,936  $    1,865  $     7,293  $    11,991
                                     ---------  ----------  ----------  -----------  -----------
                                     ---------  ----------  ----------  -----------  -----------
Net income (loss) per
  share(1)(2)......................  $  (11.15) $     0.28  $     0.23  $      0.64  $      0.93
                                     ---------  ----------  ----------  -----------  -----------
                                     ---------  ----------  ----------  -----------  -----------
Common and common equivalent shares
  used in computing per share
  amounts(2).......................    193,587   6,940,401   8,260,430   11,374,745   12,907,851

                                                                 AT DECEMBER 31,
                                              -----------------------------------------------------
                                                1992       1993       1994       1995       1996
                                              ---------  ---------  ---------  ---------  ---------

                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $   2,453  $   5,469  $  11,349  $  35,953  $  37,825
Total assets................................     18,378     21,850     30,885     66,250     86,996
Current maturities of capital lease
  obligations...............................      4,240      4,510      3,829      1,718      1,292
Capital lease obligations, less current
  portion...................................      4,394      3,475      2,807      1,919        627
Total stockholders' equity..................      6,275     10,394     20,520     53,823     70,557

--------------

(1) Includes recognition of a net deferred tax benefit of approximately $1.2 million (or $0.11 per share) and $3.6 million (or $0.28 per share) in 1995 and 1996, respectively. See Item 10. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1996 Compared to 1995--Provision (Benefit) for Income Taxes" and Note 5 to the Financial Statements.

(2) Common stock equivalents are not included in 1992 as their effect was anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company was organized in 1984 and initially focused on the development and manufacture of GaAs integrated circuits for low volume defense and aerospace applications. In 1988 the Company began shifting its strategy to focus on RF/microwave communications systems for high volume applications, and began production for these applications in 1989. The first high volume application for its technology was in DBS systems. Product sales in 1990 and 1991 were chiefly DBS television integrated circuits, and fiber optic integrated circuits which were sold primarily to telecommunication infrastructure manufacturers. In 1992 the Company introduced integrated circuits for cable television and expanded its DBS product offerings. In late 1994 the Company entered the wireless communications market with the introduction of cellular telephone integrated circuits. The Company's net sales have grown from $20.2 million in 1992 to $68.9 million in 1996. To date, the Company has delivered over 60 million GaAs integrated circuits, including over 21 million in 1996.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                 -------------------------------------
                                                                    1994         1995         1996
                                                                 -----------  -----------  -----------
Net sales......................................................       100.0%       100.0%       100.0%
Cost of sales..................................................        53.0         48.6         56.5
                                                                      -----        -----        -----
Gross profit...................................................        47.0         51.4         43.5
Research and development.......................................        26.4         22.8         17.5
Selling and administrative expense.............................        13.0         12.9         11.9
                                                                      -----        -----        -----
Operating income...............................................         7.6         15.7         14.1
Interest expense...............................................         2.4          1.1          0.5
Interest income................................................         1.0          2.5          2.5
                                                                      -----        -----        -----
Income before income taxes.....................................         6.2         17.1         16.1
Provision (benefit) for income taxes...........................         0.8          2.9         (1.3)
                                                                      -----        -----        -----
Net income.....................................................         5.4%        14.2%        17.4%
                                                                      -----        -----        -----
                                                                      -----        -----        -----

    1996 COMPARED TO 1995

    NET SALES. Net sales during 1996 increased 34% to $68.9 million from $51.5 million in 1995. Net sales includes both product sales and engineering service sales. Net product sales during 1996 increased by 32% to $65.7 million from $49.7 million during 1995. Sales of integrated circuits for cellular and PCS applications increased by 62% during 1996 to $24.5 million from $15.1 million in 1995 as a result of higher volumes. During 1996, the Company sold power amplifier integrated circuits for almost all of the major standards, including AMPS, DAMPS, ETACS, GSM and CDMA. New products introduced during 1996 for the digital GSM and CDMA standards accounted for 60% of the cellular and PCS sales. Sales of integrated circuits for analog standards (AMPS and ETACS) declined during 1996 as the market shifted to digital standards. Net product sales of integrated circuits for cable television applications in 1996 increased by 29% to $13.8 million from $10.7 million in 1995 as demand for integrated circuits used to produce set top converters increased. Net product sales of integrated circuits for fiber optic SONET and ATM telecommunication applications increased 19% during 1996 to $11.6 million from $9.8 million in 1995 as a result of increased unit volume. Net product sales of integrated circuits for DBS television applications increased 12% during 1996 to $15.8 million from $14.1 million in 1995. Generally, selling prices for same product sales were lower in 1996 compared to 1995. Engineering service sales, which reflect customers' contributions to the Company's research and development efforts, increased by 71% during 1996 to $3.2 million from $1.8 million in 1995.

    GROSS MARGIN. Gross margin during 1996 decreased to 43.5% from 51.4% in 1995. The decrease was due in part to significant sales volumes of new cellular integrated circuits and other new products for which production yields were not up to desired levels, and generally lower selling prices. Gross margins improved significantly in the fourth quarter of 1996 to 43.5% from 34.5% in the third quarter of 1996 as yields improved on the newer products, certain of which experienced production start-up problems in the third quarter.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased by 3% during 1996 to $12.0 million from $11.7 million during 1995. As a percentage of sales, these expenses declined to 17.5% during 1996 from 22.8% during 1995. The Company's focus on meeting customer demands for products in the third and fourth quarters of 1996 temporarily reduced the amount of engineering resources normally applied to research and development. The Company expects that research and development expense, as a percentage of sales, will increase in 1997 compared to 1996.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by 24% during 1996 to $8.2 million from $6.6 million during 1995. As a percentage of sales, these expenses declined during 1996 to 11.9% from 12.9% during 1995. Selling expenses increased by 33% in 1996 due to higher commissions paid to sales representatives and staffing increases associated with the expansion of the Company's wireless integrated circuit sales efforts. Administrative expenses increased by 15% in 1996 due in part to higher consulting and legal costs.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income increased by 34% during 1996 to $1.7 million from $1.3 million during 1995 as a result of higher average cash balances. Interest expense decreased by 37% during 1996 to $0.4 million from $0.6 million during 1995 on lower levels of indebtedness.

    PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes during 1996 was $0.9 million, or 8% of pre-tax income. The provision for income taxes in 1995 was $1.5 million, or 17% of pre-tax income. The benefit for income taxes in 1996 arose from a reduction in a valuation allowance which had been recorded prior to 1996 with respect to deferred tax assets (primarily net operating loss ("NOL") carryforwards).

    Deferred tax assets of approximately $15.6 million less a valuation allowance of $10.8 million were recorded as of December 31, 1996. Deferred tax assets of approximately $17.4 million, less a valuation allowance of $16.2 million, were recorded as of December 31, 1995. At December 31, 1996, the Company reduced its valuation allowance associated with its deferred tax assets by $5.2 million based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. Additionally, the Company considered the expiration of and limitation on the annual use of the Company's federal NOL carryforwards. Excluding federal NOLs generated in years prior to 1989, which are severely restricted and, therefore, are fully reserved, the remaining federal NOL carryforwards will expire as follows: $0.3 million in 2004, $6.9 million in 2005, $5.0 million in 2006 and $1.0 million in 2007. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets will depend on whether an ownership change occurred subsequent to January 1989 and prior to April 1995, the value of the

Company prior to any such change, future generation of taxable income and prevailing statutory tax rates.

    If an ownership change occurred after January 1989 but before April 1995, the federal NOL carryforwards generated after January 1989 may be subject to more restrictive limitations on use than would otherwise apply. The Company believes that no ownership change occurred during that period. However, the calculations required by the applicable federal income tax regulations are complex. Accordingly, the provision (benefit) for income taxes in 1994, 1995 and 1996 has been computed as if such a change occurred in mid-1992, the point in time at which the Company's computations show that it was closest to an ownership change during the period from January 1989 until April 1995, resulting in an annual limitation of approximately $1.4 million on the federal NOL carryforwards generated between 1989 and the middle of 1992. See Note 5 to the Financial Statements.

    As a result of the reduction of the valuation allowance for deferred tax assets in 1996, the Company expects that the effective tax rate on its earnings in 1997 will be approximately 36%.

    1995 COMPARED TO 1994

    NET SALES. Net sales during 1995 increased by 48% to $51.5 from $34.8 million during 1994. Net sales includes both product sales and engineering service sales. Net product sales during 1995 increased by 44% to $49.7 million from $34.4 million during 1994. Net product sales of integrated circuits for cellular telephone applications increased during 1995 to $15.1 million from $1.6 million during 1994. The Company began selling integrated circuits for cellular telephony in late 1994, and during 1995, the Company sold three power amplifier integrated circuits for the AMPS, DAMPS, and ETACS cellular standards and one receiver circuit for the AMPS standard. Net product sales of fiber optic integrated circuits for SONET and ATM telecommunication applications increased 56% during 1995 to $9.8 million from $6.3 million during 1994 on an 83% increase in unit volume. Net product sales of integrated circuits for cable television tuning and transmission applications increased 33% on higher volumes to $10.7 million during 1995 from $8.0 million in 1994. Net product sales of integrated circuits for DBS television applications declined 24% during 1995 to $14.1 million from $18.5 million in 1994. Engineering service sales, which reflect customers' contributions to the Company's research and development, increased during 1995 to $1.8 million from $0.4 million during 1994.

    GROSS MARGIN. Gross margin during 1995 increased to 51.4% from 47.0% during 1994. Although selling prices of integrated circuits were generally lower in 1995 than 1994, the Company experienced higher average selling prices in 1995 as the mix of integrated circuits sold moved toward units with higher selling prices and manufacturing unit costs declined on higher volumes and improved productivity. Gross margin declined to 49.1% during the fourth quarter of 1995 from 52.6% in the third quarter of 1995 primarily due to lower selling prices partially offset by favorable cost leverages on higher unit volumes. Gross margin was also unfavorably impacted by increased assembly cost associated with start up of a new assembly contractor for the Company's DBS integrated circuits.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 28% during 1995 to $11.7 million from $9.2 million during 1994. As a percentage of sales, these expenses declined to 22.8% during 1995 from 26.4% during 1994. The increase was attributable primarily to increased research into integrated circuits for cellular and PCS applications.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 47% during 1995 to $6.6 million from $4.5 million during 1994. As a percentage of sales, these expenses declined slightly during 1995 to 12.9% from 13.0% during 1994. Selling expenses increased 48%, reflecting in part, a staffing increase associated with expanding wireless integrated circuit sales, higher commissions paid to sales representatives, and higher selling and advertising expenses. Administrative expenses increased 45%, reflecting in part higher compensation, insurance, and investor relations expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income increased to $1.3 million during 1995 from $0.3 million during 1994 on substantially higher invested cash balances following the Company's initial public offering of common stock in April 1995. Interest expense decreased to $0.6 million during 1995 from $0.8 million during 1994 on lower levels of indebtedness.

    PROVISION FOR INCOME TAXES. The provision for income taxes during 1995 was $1.5 million or 17% of pre-tax income. The 1994 provision for income taxes was $0.3 million or 14% of pre-tax income. The $1.2 million increase in the provision was primarily due to the increase in pre-tax income of approximately $6.7 million, net of a reduction of the valuation allowance related to deferred tax assets of $1.2 million associated with the Company's NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996 the Company had $23.1 million of cash and cash equivalents on hand and $9.0 million in marketable securities. There were no borrowings outstanding under the Company's credit facilities at December 31, 1996.

    The Company's $20.0 million revolving bank credit facility provides for interest at the bank's base rate minus 50 basis points or, at the Company's discretion, other market-based rates. The Company also has the option to swap floating rate for fixed rate loans at the time of draw down. The draw down period expires on December 31, 1997. Any draw downs may be paid over a term of up to five years. Its availability is subject to a number of financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. Substantially all of the assets of the Company are pledged as security for the repayment of amounts drawn under this revolving bank credit facility. The Company also obtained a $10.0 million line of credit from the same bank. This facility expires on July 1, 1997 and provides for interest at the bank's base rate minus 75 basis points. Its availability is subject to the approval by the bank. Substantially all of the assets of the Company are pledged as security for the repayments of amounts drawn on this bank line of credit.

    Operations generated $16.4 million in cash during 1996 and investing activities used $2.7 million of cash during 1996. Net sales of marketable securities generated $13.8 million in cash during 1996. Capital expenditures of $16.4 million were made during 1996. The capital expended was used to expand the Company's existing wafer fabrication facility, increase assembly, test and research and development capacities and to begin construction of the Company's new 12,000 square foot clean room and other manufacturing facilities at 141 Mt. Bethel Road. At December 31, 1996 the Company had committed to purchase approximately $25 million of equipment and leasehold improvements. During 1997 the Company expects to spend approximately $40 million on equipment and approximately $15 million on leasehold improvements.

    Net cash generated by financing activities was $3.0 million during 1996. Warrants to purchase 313,905 shares of Common Stock were exercised during 1996, resulting in cash proceeds of $3.6 million.

    In 1996, income taxes paid were approximately $1.1 million, while the benefit for income taxes was approximately $0.9 million.

    The Company believes that its sources of capital, including internally generated funds and $30 million available under existing credit arrangements, will be adequate to satisfy anticipated capital needs for the next twelve months. However, the Company may nevertheless elect to finance all or part of its future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        Report of Independent Auditors


The Board of Directors and Stockholders
ANADIGICS, Inc.


We have audited the accompanying balance sheets of ANADIGICS, Inc. as of December 31, 1995 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANADIGICS, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           ERNST & YOUNG LLP

Princeton, New Jersey
January 30, 1997

                                ANADIGICS, INC.

                                 BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1995       1996
                                                                         ---------  ---------

                                           ASSETS
Current assets:
  Cash and cash equivalents............................................  $   6,394  $  23,112
  Marketable securities................................................     22,788      9,008
  Accounts receivable, net of allowance for doubtful accounts of $482
    and $340 in 1995 and 1996, respectively............................      7,379     10,696
  Inventory............................................................      8,735      8,901
  Prepaid expenses and other current assets............................        981      1,221
  Deferred taxes.......................................................        184        699
                                                                         ---------  ---------
Total current assets...................................................     46,461     53,637
Plant and equipment:
  Equipment and furniture..............................................     31,951     46,853
  Leasehold improvements...............................................      2,586      3,710
                                                                         ---------  ---------
                                                                            34,537     50,563
  Less accumulated depreciation and amortization.......................     16,060     21,830
                                                                         ---------  ---------
                                                                            18,477     28,733
Deferred taxes.........................................................      1,032      4,131
Deposits...............................................................        280        495
                                                                         ---------  ---------
                                                                         $  66,250  $  86,996
                                                                         ---------  ---------
                                                                         ---------  ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $   2,671  $   7,173
  Accrued liabilities..................................................      4,027      3,671
  Income taxes payable.................................................      2,092      3,676
  Current maturities of capital lease obligations......................      1,718      1,292
                                                                         ---------  ---------
Total current liabilities..............................................     10,508     15,812
Capital lease obligations, less current portion........................      1,919        627
Commitments............................................................
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding..............................................
  Common stock, $0.01 par value, 34,000,000 shares authorized,
    11,603,936 and 12,564,678 issued and outstanding at December 31,
    1995 and 1996, respectively........................................        116        126
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, 521,672 and no shares issued and outstanding at
    December 31, 1995 and 1996, respectively...........................          5
  Common stock subscribed..............................................         (3)
  Additional paid-in capital...........................................     94,065     98,800
  Accumulated deficit..................................................    (40,360)   (28,369)
                                                                         ---------  ---------
Total stockholders' equity.............................................     53,823     70,557
                                                                         ---------  ---------
                                                                         $  66,250  $  86,996
                                                                         ---------  ---------
                                                                         ---------  ---------

                            See accompanying notes.

                                ANADIGICS, INC.

                              STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1994        1995        1996
                                                          ---------  ----------  ----------
Net sales...............................................  $  34,832  $   51,460  $   68,864
Cost of sales...........................................     18,454      24,995      38,887
                                                          ---------  ----------  ----------
Gross profit............................................     16,378      26,465      29,977
Research and development expenses.......................      9,195      11,733      12,036
Selling and administrative expenses.....................      4,530       6,640       8,206
                                                          ---------  ----------  ----------
                                                             13,725      18,373      20,242
                                                          ---------  ----------  ----------
Operating income........................................      2,653       8,092       9,735
Interest expense........................................        831         573         371
Interest income.........................................        343       1,301       1,739
                                                          ---------  ----------  ----------
Income before income taxes..............................      2,165       8,820      11,103
Provision (benefit) for income taxes....................        300       1,527        (888)
                                                          ---------  ----------  ----------
Net income..............................................  $   1,865  $    7,293  $   11,991
                                                          ---------  ----------  ----------
                                                          ---------  ----------  ----------
Net income per share of common stock....................  $     .23  $      .64  $      .93
                                                          ---------  ----------  ----------
                                                          ---------  ----------  ----------
Weighted average common and common equivalent shares
  outstanding...........................................  8,260,430  11,374,745  12,907,851
                                                          ---------  ----------  ----------
                                                          ---------  ----------  ----------

                            See accompanying notes.

                                ANADIGICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                COMMON
                                                                                STOCK,
                                               JUNIOR                         CONVERTIBLE         COMMON       ADDITIONAL
                               PREFERRED      PREFERRED        COMMON            NON-              STOCK         PAID-IN
                                 STOCK          STOCK           STOCK           VOTING          SUBSCRIBED       CAPITAL
                              -----------  ---------------  -------------  -----------------  ---------------  -----------
Balance, December 31,
  1993......................   $     880      $       3       $      12                          $     (38)     $  59,055
  Exercise of warrant.......           4                                                                               96
  Issuance of Preferred
    Stock, Series P and Q...         227                                                                            7,926
  Repayment of employee
    receivables.............                                                                             6              2
  Net income................
                              -----------           ---           -----                              -----     -----------
Balance, December 31,
  1994......................       1,111              3              12                                (32)        67,079
  Mandatory conversion of
    Preferred Stock to
    Common Stock............      (1,111)            (3)             63        $       5                            1,046
  Issuance of Common Stock
    in initial public
    offering, net of
    expenses................                                         35                                            25,073
  Stock options exercised...                                          5                                               171
  Repayment of employee
    receivables.............                                                                            29            (10)
  Shares issued under
    employee stock purchase
    plan....................                                          1                                               706
  Net income................
                              -----------           ---           -----              ---             -----     -----------
Balance, December 31,
  1995......................                                        116                5                (3)        94,065
  Exercise of warrants......                                          3                                             3,607
  Conversion of non-voting
    Common Stock to Common
    Stock...................                                          5               (5)
  Stock options exercised...                                          1                                               348
  Repayment of employee
    receivables.............                                                                             3
  Shares issued under
    employee stock purchase
    plan....................                                          1                                               780
  Net income................
                              -----------           ---           -----              ---             -----     -----------
Balance, December 31,
  1996......................      --             --           $     126           --                --          $  98,800
                              -----------           ---           -----              ---             -----     -----------
                              -----------           ---           -----              ---             -----     -----------


                                                   TOTAL
                               ACCUMULATED     STOCKHOLDERS'
                                 DEFICIT          EQUITY
                              --------------  ---------------
Balance, December 31,
  1993......................    $  (49,518)      $  10,394
  Exercise of warrant.......                           100
  Issuance of Preferred
    Stock, Series P and Q...                         8,153
  Repayment of employee
    receivables.............                             8
  Net income................         1,865           1,865
                              --------------  ---------------
Balance, December 31,
  1994......................       (47,653)         20,520
  Mandatory conversion of
    Preferred Stock to
    Common Stock............
  Issuance of Common Stock
    in initial public
    offering, net of
    expenses................                        25,108
  Stock options exercised...                           176
  Repayment of employee
    receivables.............                            19
  Shares issued under
    employee stock purchase
    plan....................                           707
  Net income................         7,293           7,293
                              --------------  ---------------
Balance, December 31,
  1995......................       (40,360)         53,823
  Exercise of warrants......                         3,610
  Conversion of non-voting
    Common Stock to Common
    Stock...................
  Stock options exercised...                           349
  Repayment of employee
    receivables.............                             3
  Shares issued under
    employee stock purchase
    plan....................                           781
  Net income................        11,991          11,991
                              --------------  ---------------
Balance, December 31,
  1996......................    $  (28,369)      $  70,557
                              --------------  ---------------
                              --------------  ---------------

                            See accompanying notes.

                                ANADIGICS, INC.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1994       1995       1996
                                                                ---------  ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net income....................................................  $   1,865  $   7,293  $  11,991
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation................................................      1,239      2,317      3,865
  Amortization................................................      1,827      2,227      2,323
  Changes in operating assets and liabilities:
    Accounts receivable.......................................     (1,719)    (1,515)    (3,317)
    Inventory.................................................     (2,702)      (752)      (166)
    Prepaid expenses and other current assets.................        172       (485)      (240)
    Deposits..................................................        (53)       180       (215)
    Deferred taxes............................................                (1,216)    (3,614)
    Accounts payable..........................................        415      1,083      4,502
    Income taxes payable......................................         93      1,993      1,584
    Accrued liabilities.......................................         50      1,985       (356)
                                                                ---------  ---------  ---------
Net cash provided by operating activities.....................      1,187     13,110     16,357

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment...............................     (5,097)    (9,488)   (16,444)
Purchase of marketable securities.............................               (39,116)   (15,453)
Proceeds from sales of marketable securities..................                16,337     29,233
                                                                ---------  ---------  ---------
Net cash used in investing activities.........................     (5,097)   (32,267)    (2,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases...................     (1,845)    (1,931)    (1,718)
Proceeds from notes payable...................................      1,396
Repayment of notes payable and debt...........................     (2,394)    (3,083)
Repayment of contingent warrant...............................       (300)
Exercise of warrants..........................................        100                 3,610
Issuance of common stock......................................                25,982      1,130
Issuance of preferred stock...................................      8,153
Proceeds of common stock subscribed...........................          8         19          3
                                                                ---------  ---------  ---------
Net cash provided by financing activities.....................      5,188     20,987      3,025
                                                                ---------  ---------  ---------

Net increase in cash and cash equivalents.....................      1,208      1,830     16,718
Cash and cash equivalents at beginning of period..............      3,356      4,564      6,394
                                                                ---------  ---------  ---------
Cash and cash equivalents at end of period....................  $   4,564  $   6,394  $  23,112
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

Non-cash investing and financing activities:
Acquisition of plant and equipment under financing leases.....  $   1,494  $     957
Conversion of operating leases to capital leases..............                 1,056
                                                                ---------  ---------
                                                                $   1,494  $   2,013
                                                                ---------  ---------
                                                                ---------  ---------
Interest paid.................................................  $     825  $     579  $     343
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Taxes paid....................................................  $     207  $     750  $   1,142
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                            See accompanying notes.

                                ANADIGICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF") and microwave frequency gallium arsenide ("GaAs") integrated circuits. The Company's products are used to receive and transmit signals in a variety of high volume communications applications in cellular telephone systems and personal communication systems ("PCS"), in fiber optic communications systems and in cable ("CATV") and direct broadcast satellite ("DBS") television systems. The Company designs, develops and manufactures integrated circuits in GaAs semiconductor material that allows the integration of numerous RF/microwave functions which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits can typically replace 30 to 100 discrete components, permitting manufacturers of end products to reduce the size and weight of their products, improve reliability, reduce manufacturing time and cost and enhance system performance.

    The financial statements and Notes thereto reflect a three-for-two stock split by declaration on January 30, 1997 of a stock dividend of one share of common stock for each two shares of common stock outstanding. See Note 11.

    CONCENTRATION OF CREDIT RISK

    The Company grants trade credit to its customers which are primarily foreign manufacturers of DBS television receivers, cable television receivers, and fiber optic and wireless communication devices. The Company performs continuing credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Production revenue is recorded when products are shipped to customers. Revenues under customer-funded research and development contracts, which are recorded relative to the deliverables and other contractual obligations were $419 in 1994, $1,863 in 1995, and $3,193 in 1996, and are included in net sales on the statements of income.

    Approximately 44% of the Company's net sales in 1994 were to three customers, accounting for 21%, 13% and 10% of net sales. Approximately 48% of the Company's net sales in 1995 were to two customers, accounting for 30% and 18% of net sales; accounts receivable from these customers accounted for 36% of total accounts receivable at December 31, 1995. Approximately 44% of the Company's net sales in 1996 were to three customers, accounting for 16%, 16%, and 12% of net sales;

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounts receivable from these customers accounted for 55% of total accounts receivable at December 31, 1996.

    PLANT AND EQUIPMENT

    Plant and equipment are stated at cost. Depreciation of plant and equipment has been provided on the straight-line method over 3-5 years.

    The cost of equipment acquired under capital leases was $13,718 and $13,339 at December 31, 1995 and 1996, respectively, and accumulated amortization was $9,243 and $10,996 at December 31, 1995 and 1996, respectively. Equipment acquired under capital leases, which contain a bargain purchase option, are amortized over the useful life of the leased equipment. All other equipment acquired under capital leases are amortized over the life of the lease.

    INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, principally relating to net operating loss carryforwards.

    RESEARCH AND DEVELOPMENT COSTS

    The Company charges all research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to customer-funded research and development contracts are classified as cost of sales.

    CASH EQUIVALENTS

    The Company considers as cash equivalents all highly-liquid marketable securities with an original maturity of three months or less.

    MARKETABLE SECURITIES

    Marketable securities consist of fixed income investments (U.S. Government obligations and short-term commercial paper) with maturities of two months to 16 months as of December 31, 1996 which can be readily purchased or sold using established markets. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such securities are classified as available for sale and, accordingly, are carried at fair value which approximates cost at December 31, 1995 and 1996. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income.

    STOCK BASED COMPENSATION

    As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

    NET INCOME PER SHARE

    The net income per share of common stock includes common stock equivalents computed by application of the treasury stock method and is based upon the weighted average number of common and common equivalent shares outstanding during each year.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets are less than the carrying amounts of those assets.

2. INVENTORIES

    Inventories are stated at the lower of cost (first in-first out method) or market. Inventories consist of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1995       1996
                                                             ---------  ---------
Raw materials..............................................  $     882  $   1,278
Work in process............................................      6,137      6,291
Finished goods.............................................      1,716      1,332
                                                             ---------  ---------
                                                             $   8,735  $   8,901
                                                             ---------  ---------
                                                             ---------  ---------

3. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1995       1996
                                                             ---------  ---------
Accrued compensation.......................................  $   2,659  $   2,516
Warranty reserve...........................................        525        225
Other......................................................        843        930
                                                             ---------  ---------
                                                             $   4,027  $   3,671
                                                             ---------  ---------
                                                             ---------  ---------

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. LEASES

    The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire through 2000 and under noncancelable operating leases that expire through 1998. Rent expense was $1,671, $1,546 and $1,810 in 1994, 1995 and 1996, respectively.

    The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

                                                           CAPITAL     OPERATING
YEAR                                                       LEASES       LEASES
-------------------------------------------------------  -----------  -----------
1997...................................................   $   1,417    $   1,727
1998...................................................         296        1,914
1999...................................................         208        1,976
2000...................................................         196        2,131
2001...................................................                    2,177
Thereafter.............................................                   26,556
                                                         -----------  -----------
Total minimum lease payments...........................       2,117    $  36,481
                                                         -----------  -----------
                                                                      -----------
Less amount representing interest......................         198
                                                         -----------
Present value of net minimum lease payments............   $   1,919
                                                         -----------
                                                         -----------

    At December 31, 1996, the Company had committed to purchase approximately $25,000 of equipment and furniture, and leasehold improvements.

5. INCOME TAXES

    At December 31, 1996, the Company's federal net operating loss ("NOL") and general business credit carryforwards of $37,000 (tax effect of $12,600) and $800, respectively, were subject to limitation due to ownership changes as defined in Section 382 of the Internal Revenue Code ("Section 382"). In addition, at December 31, 1996 the Company had a $10,000 NOL carryforward for state tax purposes.

    An ownership change, pursuant to Section 382, occurred in January 1989 as a result of financing and capital restructuring transactions. Accordingly, the annual utilization of the Company's pre-change federal NOL and general business credit carryforwards of approximately $23,800 (tax effect of approximately $8,100) and $500, respectively, is severely restricted. A valuation allowance of $8,600 has been provided for all of these federal NOLs and general business credits as of December 31, 1996.

    Another ownership change, pursuant to Section 382, occurred in April 1995 as a result of the initial public offering of the Company's stock. Accordingly, utilization of the federal NOL carryforwards and general business credits generated subsequent to January 1989 is subject to an annual limitation of $5,100.

    If an ownership change occurred subsequent to January 1989 but before April 1995, the federal NOL carryforwards generated after January 1989 may be subject to more restrictive limitations on use than would otherwise apply. The Company believes that no ownership change occurred during that

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. INCOME TAXES (CONTINUED)

period. However, the calculations required by the applicable federal income tax regulations are complex. Accordingly, the provision (benefit) for income taxes in 1994, 1995 and 1996 has been computed as if such a change occurred in mid-1992, the point in time at which the Company's computations show that it was closest to an ownership change during the period from January 1989 until April 1995, resulting in an annual limitation of approximately $1,400 on the federal NOL carryforwards generated between 1989 and the middle of 1992. Federal NOL carryforwards potentially subject to this limitation at December 31, 1996 were approximately $13,200, exclusive of the pre-January 1989 carryforward noted above. These carryforwards will expire as follows: $300 in 2004, $6,900 in 2005, $5,000 in 2006 and $1,000 in 2007. A valuation allowance of $2,300 has been recorded against the post-January 1989 federal NOL and general business credits as of December 31, 1996.

    At December 31, 1996, the Company reduced its valuation allowance associated with its deferred tax assets (primarily federal NOL carryforwards) by $5,200 based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. Additionally, the Company considered the expiration of and limitation on the annual use of the Company's federal NOL carryforwards. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets will depend on whether an ownership change occurred subsequent to January 1989 and prior to April 1995, the value of the Company prior to any such change, future generation of taxable income and prevailing statutory tax rates.

    The components of the provision (benefit) for income taxes are as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                              ---------------------------------
                                                 1994        1995       1996
                                                 -----     ---------  ---------
Current
provision         Federal...................   $     300   $   2,743  $   2,726
Deferred benefit  Federal...................        --          (503)    (3,214)
                  State.....................        --          (713)      (400)
                                                   -----   ---------  ---------
Total.......................................   $     300   $   1,527  $    (888)
                                                   -----   ---------  ---------
                                                   -----   ---------  ---------

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                    1994                  1995                  1996
                                            --------------------  --------------------  --------------------
Tax at U.S. statutory rate................  $     736       34.0% $   2,999       34.0% $   3,775       34.0%
Change in federal valuation allowance.....       (447)     (20.6)    (1,288)     (14.6)    (4,673)     (42.1)
General business credit...................                             (195)      (2.2)
Other.....................................         11        0.5         11        0.1         10        0.1
                                            ---------  ---------  ---------  ---------  ---------  ---------
Provision (benefit) for income taxes......  $     300       13.9% $   1,527       17.3% $    (888)      (8.0)%
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. INCOME TAXES (CONTINUED)

    Significant components of the Company's net deferred tax assets are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995       1996
                                                          ---------  ---------
Current:
  Accruals/reserves.....................................  $   1,510  $   1,610
  Net operating loss carryforwards......................      1,121        592
                                                          ---------  ---------
                                                              2,631      2,202
Valuation allowance for current deferred tax assets.....     (2,447)    (1,503)
                                                          ---------  ---------
Net current deferred tax asset..........................        184        699
Long-term:
  Net operating loss carryforwards......................     13,578     12,584
  General business credit...............................        919      1,079
  Difference in basis of plant and equipment............        258       (204)
                                                          ---------  ---------
                                                             14,755     13,459
Valuation allowance for long-term deferred tax assets...    (13,723)    (9,328)
                                                          ---------  ---------
Net long-term deferred tax assets.......................      1,032      4,131
                                                          ---------  ---------
Net deferred tax assets.................................  $   1,216  $   4,830
                                                          ---------  ---------
                                                          ---------  ---------

6. CREDIT FACILITIES

    The Company has a secured $20,000 revolving credit facility and a $10,000 uncommitted bank line of credit.

    The $20,000 revolving bank credit facility provides for interest at the bank's base rate minus 50 basis points or, at the Company's discretion, other market-based rates. The Company also has the option to swap floating rate for fixed rate loans at the time of drawdown. The drawdown period expires on December 31, 1997. Any drawdowns may be paid over a term of up to five years. Its availability is subject to a number of financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. The weighted average interest rate was 7.69% in 1995 and the interest rate was 7.75% at December 31, 1996. Substantially all assets of the Company are pledged as security for the repayment of amounts drawn under this credit facility. On a quarterly basis, the Company pays an annual commitment fee equal to 0.125% of the daily unused line of credit.

    The $10,000 bank line of credit provides for interest at the bank's base rate minus 75 basis points. Its availability is subject to the approval by the bank. The interest rate was 7.50% at December 31, 1996. Substantially all assets of the Company are pledged as security for the repayment of amounts drawn under this bank line of credit, which expires on July 1, 1997.

    As of December 31, 1995 and 1996, there were no borrowings outstanding under these credit facilities.

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. STOCKHOLDERS' EQUITY

    During 1996, warrants to purchase 313,905 shares of common stock were exercised at an exercise price of $11.50 per share. The Company has warrants outstanding which entitle the holder to purchase 15,000 shares of common stock at exercise prices ranging from $21.50 to $22.67 per share, of which one warrant to purchase 7,500 shares of common stock was exercisable at December 31, 1996 and the remaining warrant to purchase 7,500 shares of Common Stock becomes exercisable on September 6, 1997. The warrants expire in September of 2001 and 2002. In addition, in 1996, 521,672 shares of non-voting common stock were converted on a one-to-one basis into common stock.

8. EMPLOYEE BENEFIT PLANS

    In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of the Company and "part-time" employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 562,500 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. In 1995, 103,970 shares of common stock were purchased at a price of $6.80 per share, as determined by the ESP Plan, which approximates fair value. During 1996, 65,501 shares of common stock were purchased at a price of $11.92 per share, as determined by the ESP Plan, which approximates fair value.

    Certain executives and key employees have been granted options to purchase shares of common stock under stock option plans adopted in 1994 and 1995. An aggregate of 326,087 and 1,275,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan and the 1995 Long-Term Incentive Share Award Plan (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years.

    Options to purchase 180 shares of common shares granted under previous plans are fully exercisable at December 31, 1996.

    FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.57% and 5.17%; expected volatility of 0.50; expected option life of one year from vesting and an expected dividend yield of 0.0%.

    For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              1995       1996
                                                            ---------  ---------
Pro forma net income......................................  $   6,504  $  10,555
Pro forma net income per share of common stock............  $     .59  $     .85

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

    Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1995 and 1996 follows:

                                                           1995                     1996
                                                 ------------------------  ----------------------
                                                               WEIGHTED                WEIGHTED
                                                   COMMON       AVERAGE     COMMON      AVERAGE
                                                    STOCK      EXERCISE      STOCK     EXERCISE
                                                   OPTIONS       PRICE      OPTIONS      PRICE
                                                 -----------  -----------  ---------  -----------
Outstanding at beginning of year...............     204,001    $     .57     686,565   $    6.13
  Granted......................................     524,277         8.28     484,575       14.64
  Exercised....................................     (22,939)        4.43     (59,068)       6.14
  Forfeited....................................     (18,774)        7.57     (23,851)      13.14
                                                 -----------               ---------
Outstanding at end of year.....................     686,565         6.13   1,088,221        9.77
                                                 -----------               ---------
                                                 -----------               ---------
Exercisable at end of year.....................     262,878                  481,426
                                                 -----------               ---------
                                                 -----------               ---------
Weighted average fair value of options granted
  during the year..............................                $    2.67               $    5.50

    Stock options outstanding at December 31, 1996 are summarized as follows:

                      OUTSTANDING        WEIGHTED AVERAGE      WEIGHTED AVERAGE
    RANGE OF          OPTIONS AT             REMAINING             EXERCISE
EXERCISE PRICES    DECEMBER 31, 1996     CONTRACTUAL LIFE            PRICE
----------------  -------------------  ---------------------  -------------------
$  .15                        180                  .85             $     .15
$  .57                    175,614                 7.16             $     .57
$ 8.00                    427,077                 8.30             $    8.00
$12.00 to $14.33          452,575                 9.14             $   14.28
$15.67 to $24.83           32,775                 9.53             $   19.77
                       ----------
$  .15 to $24.83        1,088,221                 8.51             $    9.77
                       ----------
                       ----------

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. SEGMENT INFORMATION

    The regions to which the Company had sales are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1994       1995       1996
                                                 ---------  ---------  ---------
Europe.........................................  $  15,038  $  19,069  $  24,819
Asia...........................................     12,696     15,819     19,836
North America..................................      7,098     16,572     24,209

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          QUARTER ENDED
                                --------------------------------------------------------------------------------------------------
                                 MARCH 31,    JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,    JUNE 30,     SEPT. 29,   DEC. 31,
                                   1995         1995         1995        1995        1996         1996         1996        1996
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.....................   $  10,970    $  12,465    $  13,555   $  14,470   $  13,574    $  15,862    $  17,005   $  22,423
Cost of sales.................       5,440        5,767        6,429       7,359       6,835        8,254       11,136      12,662
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Gross profit..................       5,530        6,698        7,126       7,111       6,739        7,608        5,869       9,761
Research and development......       2,729        3,182        2,825       2,997       2,878        3,284        2,756       3,118
Selling and administrative
  expense.....................       1,399        1,658        1,849       1,734       1,968        2,063        1,619       2,557
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Operating income..............       1,402        1,858        2,452       2,380       1,893        2,261        1,494       4,086
Interest expense..............         223          184          121          45         105           90           84          92
Interest income...............          86          330          437         448         418          411          432         479
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Income before income taxes....       1,265        2,004        2,768       2,783       2,206        2,582        1,842       4,473
Provision (benefit) for income
  taxes.......................         367          581          441         138         441          516          369      (2,214)
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Net income....................   $     898    $   1,423    $   2,327   $   2,645   $   1,765    $   2,066    $   1,473   $   6,687
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Net income per share..........   $    0.10    $    0.12    $    0.18   $    0.21   $    0.14    $    0.16    $    0.11   $    0.51
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Market price per share of
  common stock:
  High........................                $   16.50    $   22.33   $   18.67   $   15.17    $   20.50    $   23.50   $   27.00
  Low.........................                $    8.83    $   12.17   $    9.92   $   11.83    $   13.92    $   13.92   $   16.33


    The Company commenced trading on the Nasdaq National Market on April 21,
1995.

11. SUBSEQUENT EVENTS

    On January 24, 1997, the Company adopted the 1997 Long Term Incentive and Share Award Plan for Employees (the "1997 Plan"). The 1997 Plan provides for the granting of stock options, stock appreciation rights, restricted shares and other share based awards to eligible employees as defined in the 1997 Plan, which excludes officers and directors. An aggregate of 1,200,000 shares of common stock have been reserved for issuance under the 1997 Plan.

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. SUBSEQUENT EVENTS (CONTINUED)

    On January 30, 1997, the Company declared a stock dividend of one share of common stock for each two shares of common stock outstanding. The dividend is payable on February 20, 1997 to holders of record on February 10, 1997. Accordingly, the financial statements have been retroactively restated to reflect the three-for-two stock split.

    On January 30, 1997, the Company also approved a public offering (the "Offering") of an additional 1,875,000 shares of common stock (plus an additional 306,226 shares of common stock that may be issued upon exercise of an overallotment option by the underwriters). The Company intends to use its net proceeds from the Offering to purchase capital equipment and make leasehold improvements and will use the remainder for general corporate purposes, including working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained in the 1997 Proxy Statement under the heading "Information Regarding Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in the 1997 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the 1997 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the 1997 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

    -    Report of Independent Auditors

    -    Balance Sheets - December 31, 1995 and 1996

    -    Statements of Income - Years ended December 31, 1994, 1995, and 1996

    - Statements of Shareholder's Equity - Years ended December 31, 1994, 1995, and 1996

    -    Statements of Cash Flows - Years ended December 31, 1994, 1995, and
         1996

    -    Notes to Financial Statements - December 31, 1996

(a) 2.   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) 3.   Exhibit List

    3.2  Form of Restated Certificate of Incorporation of the Registrant.
         Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

    3.4 Form of Amended By-laws of the Registrant. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated by reference.

    4.1 Form of Common Stock Certificate. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

    4.2 Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

    4.3 Schedule to Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783), and incorporated herein by reference.

    9.1 Consent and Voting Agreement dated as of February 28, 1994, executed in connection with the issuance of Senior Series P Convertible Preferred Stock. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

    9.2 Schedule of Consent and Voting Agreements which are substantially identical to the Consent and Voting Agreement filed as Exhibit 9.1. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

    9.3 Consent and Voting Agreement dated as of September 20, 1989, between the Registrant and Ronald Rosenzweig. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

    9.4 Schedule of Consent and Voting Agreements which are substantially identical to the Consent and Voting Agreement filed as Exhibit 9.3. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

   10.1 Form of 1995 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

   10.2 1994 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

  10.3 Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

  10.4 Form of Employee Stock Purchase Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

  10.5 Lease Agreement between Mr. Bethel Corporate Center and the Registrant dated May 1, 1993. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

  10.8 Stock Purchase Agreement dated as of February 28, 1994. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

  10.9 Right of First Refusal and Tag Along Agreement dated as of February 28, 1994. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

  10.10 Amended and Restated Loan Agreement by and between First Union National Bank, formerly known as First Fidelity Bank, National Association dated January 25, 1996. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

  10.11 First Amendment, dated as of December 23, 1996, to the Amended and Restated Loan Agreement, dated as of January 25, 1996, between the Company and First Union National Bank, formerly known as First Fidelity Bank, National Association. Filed as an exhibit to the Company's Registration Statement (Registration No. 333-20783), and incorporated herein by reference.

  10.12 Lease Agreement between United States Land Resources, L.P. and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Registration Statement (Registration No. 333-20783), and incorporated herein by reference.

  *10.13 Form of 1997 Long Term Incentive and Share Award Plan.

  *11.1  Statement Re: Computation of Per Share Earnings.

  *23.1  Consent of Ernst and Young LLP.

  *27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed during the fourth quarter of 1996.

____________
    *Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 1997.


                                ANADIGICS, INC.

                                BY:         /s/ Ronald Rosenzweig
                                     -----------------------------------------
                                                 Ronald Rosenzweig
                                              CHIEF EXECUTIVE OFFICER
                                                   AND PRESIDENT

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------
  /s/ Ronald Rosenzweig          Chief Executive Officer and
------------------------------    President (Chief            February 13, 1997
      Ronald Rosenzweig           Executive Officer);
                                  Director

                                Senior Vice President and
  /s/ John F. Lyons               Chief Financial Officer
------------------------------    (Chief Financial Officer    February 13, 1997
      John F. Lyons               and Principal Accounting
                                  Officer)

  /s/ George Gilbert            Director
------------------------------                                February 13, 1997
      George Gilbert

  /s/ Charles Huang             Director
------------------------------                                February 12, 1997
      Charles Huang

  /s/ Paul S. Bachow            Director
------------------------------                                February 14, 1997
      Paul S. Bachow

 /s/  Charles Burton            Director
------------------------------                                February 14, 1997
      Charles Burton

  /s/ David Fellows             Director
------------------------------                                February 12, 1997
      David Fellows

  /s/ Bruns Grayson             Director
------------------------------                                February 12, 1997
      Bruns Grayson

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ Harry T. Rein           Director
------------------------------                                February 14, 1997
        Harry T. Rein

    /s/ Lewis Solomon           Director
------------------------------                                February 12, 1997
        Lewis Solomon

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                ANADIGICS, INC.

                                                                             ADDITIONS
                                                               BALANCE AT   CHARGED TO                   BALANCE AT
                                                                BEGINNING    COSTS AND                     END OF
                         DESCRIPTION                            OF PERIOD    EXPENSES    DEDUCTIONS        PERIOD
-------------------------------------------------------------  -----------  -----------  -----------     -----------
                                                                             (DOLLARS IN THOUSANDS)
Year ended December 31, 1996:
Deducted from asset account:
  Allowance for doubtful accounts............................   $     482    $     239    $    (381)(1)   $      340
  Reserve for excess and obsolete inventory..................       1,508        1,238       (1,065)(2)        1,681
  Valuation allowance for deferred tax assets................      16,170           --       (5,339)(3)       10,831
Reserve for warranty claims..................................         525          321         (621)(4)          225





Year ended December 31, 1995:
Deducted from asset account:
  Allowance for doubtful accounts............................   $     266    $     220    $      (4)(1)   $      482
  Reserve for excess and obsolete inventory..................         429        1,133          (54)(2)        1,508
  Valuation allowance for deferred tax assets................      17,389           --       (1,219)(3)       16,170
Reserve for warranty claims..................................         290          346         (111)(4)          525





Year ended December 31, 1994:
Deducted from asset account:
  Allowance for doubtful accounts............................   $     255    $      85    $     (74)(1)   $      266
  Reserve for excess and obsolete inventory..................         627           50         (248)(2)          429
  Valuation allowance for deferred tax assets................      18,658           --       (1,269)(3)       17,389
Reserve for warranty claims..................................         233          134          (77)(4)          290





------------------------

(1) Uncollectible accounts written-off and adjustments to the allowance account.

(2) Inventory write-offs and adjustments to the reserve account.

(3) Benefit and/or recognition of deferred tax assets.

(4) Warranty expenses incurred and other adjustments to the reserve for warranty claims.