Form 10-Q
period 1997-03-30
ANADIGICS INC
filed 1997-05-01
CIK 940332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


_________

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO___________.

Commission File No. 0-25662

ANADIGICS, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
 incorporation or organization)

22-2582106
(I.R.S. Employer Identification No.)

35 Technology Drive
Warren, New Jersey  07059
(Address of principal executive offices)

(908) 668-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of April 16, 1997 was 14,481,943.

INDEX
ANADIGICS, Inc.

 Part. I.  Financial Information

 Item 1.   Financial Statements (unaudited)

           Condensed consolidated balance sheets - March 30, 1997 and December 31, 1996.

           Condensed consolidated statements of income - Three months ended March 30, 1997 and March 31, 1996.

           Condensed consolidated statements of cash flows - Three months ended March 30, 1997 and March 30, 1996.

           Notes to condensed consolidated financial statements -
           March 30, 1997.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Part II.  Other Information

 Item 6.   Exhibits and Reports on Form 8-K

PART I
FINANCIAL STATEMENTS

Item 1.    Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
ANADIGICS, Inc.
(Amounts in thousands, except share and per share amounts)

                                    March 30, 1997     Dec. 31, 1996 *
                                       (unaudited)
Assets
Current assets:
 Cash and cash equivalents           $       15,103      $    23,112
 Marketable securities                       12,039            9,008
 Accounts receivable, net                    12,378           10,696
 Inventory - Note 2                           9,687            8,901
 Prepaid expenses and other current assets    1,381            1,221
 Deferred taxes                                 699              699
Total current assets                         51,287           53,637

Cash and cash equivalents                    48,338
Property and equipment:
 Equipment and furniture                     44,324           40,151
 Leasehold improvements                       3,798            3,710
 Projects in process                         24,862            6,702
 Less accumulated depreciation and
   amortization                              23,583           21,830
                                             49,401           28,733
Deferred taxes                                4,131            4,131
Deposits                                        695              495
Total assets                         $      153,852     $     86,996

Liabilities and stockholders' equity - Note 3
Current liabilities:
 Accounts payable                    $       14,314     $      7,173
 Accrued liabilities                          3,344            3,671
 Income taxes payable                         4,737            3,676
 Current maturities of capital lease
   obligations                                  960            1,292
Total current liabilities                    23,355           15,812
Capital lease obligations, less current
   portion                                      540              627
Total liabilities                            23,895           16,439

Stockholders' equity
 Common stock, $0.01 par value, 34,000,000 shares
      authorized, 14,481,943 and 12,564,678, issued
      and outstanding at March 30, 1997 and
      December 31, 1996, respectively           145              126
 Additional paid-in capital                 155,011           98,800
 Accumulated deficit                        (25,199)         (28,369)
Total stockholders' equity                  129,957           70,557
Total liabilities and stockholders'
   equity                             $     153,852     $     86,996

* The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Further, certain amounts as of December 31, 1996 have been reclassified to conform with the March 30, 1997 presentation. See Notes to Condensed Consolidated Financial Statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ANADIGICS, Inc.
(Amounts in thousands, except per share amounts)

                                             Three months ended
                                      March 30, 1997      March 31, 1996
                                        (unaudited)         (unaudited)

Net sales                               $   22,860          $   13,574
Cost of sales                               12,321               6,835
Gross profit                                10,539               6,739
Research and development expenses            3,439               2,878
Selling and administrative expenses          2,746               1,968
Operating income                             4,354               1,893
Interest expense                                54                 105
Interest income                                615                 418
Income before income taxes                   4,915               2,206
Provision for income taxes                   1,745                 441
Net income                              $    3,170          $    1,765

Net income per share of common stock (1)$     0.23          $     0.14

Weighted average common and common
   equivalent shares outstanding (1)    14,065,366          12,562,331


(1) - Historical share and per share data has been restated to reflect a 3-for-2 stock split.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ANADIGICS, Inc.
(Amounts in thousands)

                                                    Three months ended
                                             March 30, 1997   March 31, 1996
                                               (unaudited)      (unaudited)
Cash flows from operating activities:
Net income                                      $    3,170     $    1,765
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                        1,403            837
 Amortization                                          351            568
 Changes in operating assets and liabilities:
      Accounts receivable                           (1,682)          (326)
      Inventory                                       (786)        (1,849)
      Prepaid expenses and other current assets       (160)          (340)
      Deferred taxes                                                 (107)
      Deposits                                        (200)           108
      Accounts payable                               7,141          2,931
      Accrued liabilities                             (327)         1,140
      Income taxes payable                           1,061            229
Net cash provided by operating activities            9,971          4,956

Cash flows from investing activities:
Purchase of plant and equipment                    (22,422)        (3,894)
Purchase of marketable securities                   (5,031)        (2,500)
Proceeds from sale of marketable securities          2,000          4,429
Net cash used in investing activities              (25,453)        (1,965)

Cash flows from financing activities:
Payment of capital lease obligations                  (419)          (434)
Issuance of common stock                            56,230             30
Net cash provided by (used in) financing activities 55,811           (404)

Net increase in cash and cash equivalents           40,329          2,587
Cash and cash equivalents at beginning of period    23,112          6,394
Cash and cash equivalents at end of period     $    63,441    $     8,981


Supplemental cash flow information:

Interest paid                                  $        54    $       105
Taxes paid                                     $       227    $       320

Included in the Change in Accounts payable and Purchases of plant and equipment amounts above for the three months ended March 30, 1997 are purchases of capital equipment of $9,119 for which no cash was disbursed during such period.

ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) -
March 30, 1997

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997. For further information, refer to the financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

2.    Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:
                                     March 30, 1997     Dec. 31, 1996

Raw materials                         $      1,570       $      1,278
Work in process                              6,349              6,291
Finished goods                               1,768              1,332
                                      $      9,687       $      8,901

3.    Stockholders' Equity

On January 30, 1997 the Company declared a stock dividend of one share of common stock for each two shares of common stock outstanding. The dividend was payable on February 20, 1997 to holders of record on February 10, 1997. Accordingly, the 1996 financial statements have been retroactively restated to reflect the three-for-two stock split.

On February 20, 1997, the Company successfully completed a public offering of an additional 1,875,000 shares of common stock. The Company intends to use the net proceeds from the public offering of approximately $55.4 million to purchase capital equipment and leasehold improvements, and for general corporate purposes, including working capital. Accordingly, the remaining portion of the proceeds received from the public offering which was designated for the purchase of capital equipment and to make leasehold improvements of $48.3 million has been classified as long term as of March 30, 1997.


ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                  Consolidated Statements of Operations -
                                              Three months ended
                                       March 30, 1997      March 31, 1996

Net sales                                      100.0%              100.0%
Cost of sales                                   53.9%               50.4%
Gross profit                                    46.1%               49.6%
Research and development expenses               15.0%               21.2%
Selling and administrative expenses             12.0%               14.5%
Operating income                                19.1%               13.9%
Interest expense                                 0.3%                0.8%
Interest income                                  2.7%                3.1%
Income before income taxes                      21.5%               16.2%
Provision for income taxes                       7.6%                3.2%
Net income                                      13.9%               13.0%


First Quarter 1997 (Ended March 30, 1997) Compared to First Quarter 1996 (Ended March 31, 1996)

Net Sales. Net sales during the first quarter of 1997 increased 68% to $22.9 million from $13.6 million in the first quarter of 1996. First quarter 1997 sales of integrated circuits ("IC" or "ICs") for cellular and personal communication system ("PCS") applications increased $9.3 million to $12.1 million from $2.8 million in the first quarter of 1996 as demand for power amplifier ICs increased. Sales of ICs for the digital GSM, CDMA and TDMA standards accounted for over 75% of the cellular and PCS sales during the first quarter of 1997 to $4.6 million from $3.4 million in the first quarter of 1996 as demand for wide-band CATV tuner and infrastructure ICs increased. Sales of ICs for direct broadcast satellite applications decreased 14% during the first quarter of 1997 to $3.1 million from $3.6 million in the first quarter of 1996 as demand for low noise block converter ICs decreased. Sales of ICs for fiber optic telecommunications and data communication applications decreased 10% during the first quarter of 1997 to $2.6 million from $2.8 million in the first quarter of 1996. Generally, selling prices for same product sales were lower in the first quarter of 1997 compared to the same period in 1996. Engineering service sales, which reflect customers' contributions to research and development, decreased
$0.5 million during the first quarter of 1997 to $0.5 million from $1.0 million in the first quarter of 1996.

Gross Margin. Gross margin during the first quarter of 1997 declined to 46.1% from 49.6% in the first quarter of 1996. The decline in gross margin was due to a shift in sales mix to lower margin, high volume ICs. In comparison to the fourth quarter of 1996, the gross margin improved in the first quarter of 1997 to 46.1% from 43.5%. The improvement in gross margin from the fourth quarter of 1996 to the first quarter of 1997 was the result of improved product yields and efficiencies gained from the conversion from three-inch to four-inch wafers.

The Company completed the conversion of its existing fab from three-inch to four-inch wafers during the fourth quarter of 1996. As a result, substantially all of the Company's sales in the first quarter of 1997 were from four-inch wafers for which the manufacturing yields on certain products produced were not at optimal levels. The Company has on-going activities to improve these yields, however there can be no assurance that the Company will be successful in improving the yields. (See Risks and Uncertainties)

Research and Development. Company sponsored research and development expense increased 19% during the first quarter of 1997 to $3.4 million from $2.9 million during the first quarter of 1996. As a percent of sales, it declined to 15.0% in the first quarter of 1997 from 21.2% in the first quarter of 1996. During the first quarter of 1997, the Company spent approximately two-thirds of its research and development on ICs for cellular, PCS and other wireless applications.

In comparison to the fourth quarter of 1996, Company sponsored research and development expense increased 10% during the first quarter of 1997 to $3.4 million from $3.1 million. As a percent of sales, it increased to 15.0% in the first quarter of 1997 from 13.9% in the fourth quarter of 1996. The Company expects that research and development expense will continue to increase from quarter to quarter during 1997, both in absolute dollars and as a percentage of sales.

Selling and Administrative. Selling and administrative expenses increased 40% during the first quarter of 1997 to $2.7 million from $2.0 million in the first quarter of 1996. Selling expenses increased 44%, primarily due to higher commissions paid to sales representatives and general staffing increases. General and administrative expenses increased 35%, primarily due to general staffing increases. As a percentage of sales, selling and general administrative expenses declined to 12.0% in the first quarter of 1997 from 14.5% in the first quarter of 1996.

Interest Income. Interest income increased 47.1% to $0.6 million during the first quarter of 1997 from $0.4 million during the first quarter of 1996. The $0.2 million increase was due to higher invested cash balances following the receipt of proceeds from the public offering of the Company's common stock on February 20, 1997.

Provision for Income Taxes. The provision for income taxes during the first quarter of 1997 was recorded at an estimated annual effective tax rate of 35.5% of pre-tax income.

Liquidity and Capital Resources

As of March 30, 1997, the Company had $63.4 million in cash and cash equivalents, including $48.3 million designated for the purchase of capital equipment and to make leasehold improvements, and $12.0 million in marketable securities. No amounts were drawn on the Company's credit facilities during the three month period ended March 30, 1997.

Net cash provided by financing activities was $55.8 million during the three months ended March 30, 1997, compared to a use of cash of $0.4 million in the first quarter of 1996. On February 26, 1997, the Company received $55.4 million in net proceeds from a public offering of 1,875,000 shares of common stock.

Net cash used in investing activities was $25.5 million during the three month period ended March 30, 1997, compared to a use of cash of $2.0 million in the same period of 1996. The increase in cash used in investing activities of $23.5 million was due to an increase in equipment purchases and leasehold improvements of $18.5 million (primarily for the new four-inch wafer fabrication facility) and a net increase in purchases of marketable securities of $5.0 million.

Net cash provided by operations was $10.0 million during the three month period ended March 30, 1997, compared to $5.0 million provided by operations during the three month period ended March 31, 1996. The increase in cash provided by operations during the three months ended March 30, 1997 was due to a net increase in accounts payable of $7.1 million related primarily to capital equipment purchases, compared to an increase in accounts payable of $2.9 million in the same period in 1996.

The Company expects to spend approximately $30 million on equipment and furniture and approximately $15 million on leasehold improvements during the twelve month period ending March 31, 1998. At March 30, 1997 the Company has committed to purchase approximately $30 million of equipment and furniture, and leasehold improvements, including approximately $14 million for the Company's new four-inch wafer fab. The Company expects to begin depreciating the new four-inch wafer fab in the fourth quarter of 1997, concurrent with the commencement of production.

The Company believes that its sources of capital, including internally generated funds and existing bank credit facilities, will be adequate to satisfy anticipated capital needs for the next twelve months. Nevertheless, the Company may elect to finance its future capital requirements through additional equity or debt financing.

Effect of Changes in Accounting Principles

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of applying Statement 128 would have resulted in an increase in basic earnings per share for the first quarter ended March 30, 1997 and March 31, 1996 of $0.01. Statement 128 would have had no effect on the calculation of diluted earnings per share for these quarters.

Risks and Uncertainties

Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements (as that term is described in the Securities Act of 1933, as amended) that involve risks and uncertainties, including timely product and process development, individual product pricing pressure, order rescheduling or cancellation, variation in production yield, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1996. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.


ANADIGICS, Inc.

PART II.
OTHER INFORMATION

Item  6.   Exhibits and Reports on Form 8-K

 (a)  The following exhibits are included herein:

      Exhibit 11.     - Statement Re: Computation of Earnings Per Share
                       (unaudited)

      Exhibit 27.     - Financial Data Schedule

 (b)  Reports on Form 8-K during the quarter ended March 30, 1997.

      On January 30, 1997, the Company filed Form 8-K with the Securities and Exchange Commission. Included in the Form 8-K in Item 5., Other Events, was the declaration of a stock dividend of one share of the Company's common stock, par value $.01 per share, for each two shares of common stock outstanding. The dividend was payable on February 20, 1997 to holders of record on February 10, 1997. Attached as exhibits to the Form 8-K were the Company's press releases announcing the declaration of the stock dividend, the Company's financial results for the fourth quarter and year ended December 31, 1996 and the filing of a registration statement with the Securities and Exchange Commission with respect to the Company's proposed offering of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           ANADIGICS, INC.


           By:        /s/ John F. Lyons
                     John F. Lyons
                     Senior Vice President
                     and Chief Financial Officer


Dated: May 1, 1997


ANADIGICS, Inc.

EXHIBIT INDEX
                                                                     Page

Exhibit 11.     Statement Re: Computation of Earnings Per Share
                (unaudited)                                            14

Exhibit 27.     Financial Data Schedule                                15


ANADIGICS, Inc.

Exhibit 11. Statement Re: Computation of Earnings Per Share (unaudited)

                                               Three months ended
                                       March 30, 1997      March 31, 1996

Average shares outstanding                  13,401,406          12,129,947
Net effect of dilutive stock options -
 based on treasury stock method
 using average market price                    663,960             432,384
Totals                                      14,065,366          12,562,331

Net income (in thousands)                       $3,170              $1,765

Per share amount                                 $0.23               $0.14