Form 10-Q
period 1997-06-29
ANADIGICS INC
filed 1997-07-17
CIK 940332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of July 16, 1997 was 14,501,770.

INDEX
ANADIGICS, Inc.

Part. I. Financial Information

Item 1. Financial Statements (unaudited)

        Condensed consolidated balance sheets - June 29, 1997 and
        December 31, 1996.

        Condensed consolidated statements of income - Three and six months ended June 29, 1997 and June 30, 1996.

        Condensed consolidated statements of cash flows - Six months ended June 29, 1997 and June 30, 1996.

        Notes to condensed consolidated financial statements - June 29, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I
FINANCIAL STATEMENTS

Item 1.    Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
ANADIGICS, Inc.
(Amounts in thousands, except share and per share amounts)

                                       June 29, 1997          Dec. 31, 1996 *
                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents           $       25,202         $       23,112
  Marketable securities                                               9,008
  Accounts receivable, net                    14,372                 10,696
  Inventory - Note 2                          12,561                  8,901
  Prepaid expenses and other current assets    1,617                  1,221
  Deferred taxes                                 699                    699
Total current assets                          54,451                 53,637

Cash and cash equivalents                      2,102
Marketable securities                         35,960
Property and equipment:
  Equipment and furniture                     51,433                 40,151
  Leasehold improvements                       3,955                  3,710
  Projects in process                         28,538                  6,702
  Less accumulated depreciation
  and amortization                            25,598                 21,830
                                              58,328                 28,733

Deferred taxes                                 4,131                  4,131
Deposits                                         695                    495
Total assets                          $      155,667          $      86,996

Liabilities and stockholders' equity - Note 3
Current liabilities:
  Accounts payable                   $         9,908         $        7,173
  Accrued liabilities                          4,581                  3,671
  Income taxes payable                         6,050                  3,676
  Current maturities of capital
  lease obligations                              623                  1,292
Total current liabilities                     21,162                 15,812
Capital lease obligations, less
  current portion                                463                    627
Total liabilities                             21,625                 16,439

Stockholders' equity
  Common stock, $0.01 par value, 68,000,000 shares
     authorized, 14,501,770 and 12,564,678, issued
     and outstanding at June 29, 1997 and
     December 31, 1996, respectively             145                    126
  Additional paid-in capital                 155,483                 98,800
  Accumulated deficit                        (21,586)               (28,369)
Total stockholders' equity                   134,042                 70,557
Total liabilities and stockholders'
  equity                              $      155,667          $      86,996


* The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Further, certain amounts as of December 31, 1996 have been reclassified to conform with the June 29, 1997 presentation. See Notes to Condensed Consolidated Financial Statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ANADIGICS, Inc.
(Amounts in thousands, except per share amounts)

                                   Three months ended    Six months ended
                                    06/29/97 06/30/96   06/29/97   06/30/96
                                        (unaudited)          (unaudited)
Net sales                            $24,969  $15,862    $47,829    $29,437
Cost of sales                         13,159    8,254     25,480     15,090
Gross profit                          11,810    7,608     22,349     14,347
Research and development expenses      4,185    3,284      7,624      6,162
Selling and administrative expenses    3,028    2,063      5,774      4,031
Operating income                       4,597    2,261      8,951      4,154
Interest expense                          63       90        116        214
Interest income                        1,066      411      1,681        849
Income before income taxes             5,600    2,582     10,516      4,789
Provision for income taxes             1,988      516      3,733        958
Net income                            $3,612   $2,066     $6,783     $3,831

Net income per share of
common stock (1)                       $0.24    $0.16      $0.46      $0.30

Weighted average common and
common equivalent shares
outstanding (1)                   15,158,874 12,895,889 14,618,166 12,729,110


(1) - Historical share and per share data have been restated to reflect a 3-for-2 stock split.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ANADIGICS, Inc.
(Amounts in thousands)

                                                 Six months ended
                                          June 29, 1997   June 30, 1996
                                           (unaudited)     (unaudited)
Cash flows from operating activities:
Net income                                       $6,783      $3,831
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                     3,114       1,765
 Amortization                                       695       1,119
   Changes in operating assets and liabilities:
   Accounts receivable                           (3,676)     (1,633)
   Inventory                                     (3,660)     (1,690)
   Prepaid expenses and other current assets       (396)       (869)
   Deferred taxes                                             (107)
   Deposits                                        (200)       (222)
   Accounts payable                               2,735       1,147
   Accrued liabilities                              910         745
   Income taxes payable                           2,374         178
Net cash provided by operating activities         8,679       4,264

Cash flows from investing activities:
Purchase of plant and equipment                 (33,404)     (6,163)
Purchase of marketable securities               (31,489)     (5,529)
Proceeds from sale of marketable securities       4,537      13,688
Net cash (used in) provided by investing
activities                                      (60,356)      1,996

Cash flows from financing activities:
Payment of capital lease obligations               (833)       (872)
Exercise of warrants                                          3,610
Issuance of common stock                         56,702         254
Net cash provided by financing activities        55,869       2,992

Net increase in cash and cash equivalents         4,192       9,252
Cash and cash equivalents at beginning of period 23,112       6,394
Cash and cash equivalents at end of period      $27,304     $15,646


Supplemental cash flow information:

Interest paid                                      $116        $214
Taxes paid                                         $654        $320

ANADIGICS, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) -
June 29, 1997

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                          June 29, 1997       Dec. 31, 1996

Raw materials                              $      1,498       $      1,278
Work in process                                   8,622              6,291
Finished goods                                    2,441              1,332
                                           $     12,561       $      8,901

3. Stockholders' Equity

On January 30, 1997, the Company declared a stock dividend of one share of common stock for each two shares of common stock outstanding. The dividend was payable on February 20, 1997 to holders of record on February 10, 1997. Accordingly, the financial statements have been retroactively restated to reflect the three-for-two stock split.

On February 20, 1997, the Company successfully completed a public offering of an additional 1,875,000 shares of common stock. The Company intends to use the net proceeds from the public offering of approximately $55.4 million to purchase capital equipment and leasehold improvements, and for general corporate purposes, including working capital. Accordingly, the remaining portion of the proceeds received from the public offering which was designated for the purchase of capital equipment and to make leasehold improvements of $38.1 million has been classified as long term as of June 29, 1997.


ANADIGICS, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                            Statement of Operations
                                    Three months ended     Six months ended
                                  06/29/97   06/30/96    06/29/97   06/30/96
                                        (unaudited)            (unaudited)

Net sales                           100.0%      100.0%      100.0%    100.0%
Cost of sales                        52.7%       52.0%       53.3%     51.3%
Gross profit                         47.3%       48.0%       46.7%     48.7%
Research and development expenses    16.8%       20.7%       15.9%     20.9%
Selling and administrative expenses  12.1%       13.0%       12.1%     13.7%
Operating income                     18.4%       14.3%       18.7%     14.1%
Interest expense                      0.3%        0.6%        0.2%      0.7%
Interest income                       4.3%        2.6%        3.5%      2.9%
Income before income taxes           22.4%       16.3%       22.0%     16.3%
Provision for income taxes            7.9%        3.3%        7.8%      3.3%
Net income                           14.5%       13.0%       14.2%     13.0%


Second Quarter 1997 (Ended June 29, 1997) Compared to Second Quarter 1996 Ended June 30, 1996)

Net Sales. Net sales during the second quarter of 1997 increased 57% to $25.0 million from $15.9 million in the second quarter of 1996. Second quarter 1997 sales of integrated circuits ("IC" or "ICs") for cellular and personal communication system ("PCS") applications increased $9.0 million to $12.9 million from $3.9 million in the second quarter of 1996 as demand for digital power amplifier ICs increased. Sales of ICs for the digital GSM, CDMA and TDMA standards accounted for over 80% of the cellular and PCS sales during the second quarter of 1997. Second quarter 1997 sales of ICs for cellular and PCS applications increased 7% from the first quarter of 1997. Sales of ICs for cable television ("CATV") applications increased 57% during second quarter of 1997 to $5.9 million from $3.8 million in the second quarter of 1996 as demand for wide-band analog and digital CATV tuner ICs increased. The Company expects sales of ICs for CATV infrastructure, particularly line amplifiers, to increase from second quarter 1997 levels but this increase may not be sufficient to offset an unexpected seasonal slow down in sales of ICs for CATV tuner applications. Sales of ICs for fiber optic telecommunications and data communication applications decreased
3% during the second quarter of 1997 to $3.2 million from $3.3 million in the second quarter of 1996. Sales of ICs for direct broadcast satellite ("DBS") applications decreased 33% during the second quarter of 1997 to $2.7 million from $4.0 million in the second quarter of 1996 as incentive programs for DBS equipment manufacturers initiated in 1996 are no longer in place.

Engineering service sales, which reflect customers' contributions to research and development, decreased $0.6 million during the second quarter of 1997 to $0.3 million from $0.9 million in the second quarter of 1996. Generally, selling prices for same product sales were lower in the second quarter of 1997 compared to the same period in 1996.

Gross Margin. Gross margin during the second quarter of 1997 declined to 47.3% from 48.0% in the second quarter of 1996. The decline in gross margin was due to a shift in sales mix to lower margin products, mostly offset by improved manufacturing efficiency. In comparison to the first quarter of 1997, the gross margin improved in the second quarter of 1997 to 47.3% from 46.1%. The improvement in gross margin from the first quarter of 1997 to the second quarter of 1997 was the result of manufacturing efficiency and improved yields.

Research and Development. Company sponsored research and development expense increased 27% during the second quarter of 1997 to $4.2 million from $3.3 million during the second quarter of 1996. As a percent of sales, it declined to 16.8% in the second quarter of 1997 from 20.7% in the second quarter of 1996. During the second quarter of 1997, the Company spent approximately two-thirds of its research and development on ICs for cellular, PCS and other wireless applications.

In comparison to the first quarter of 1997, Company sponsored research and development expense increased 22% during the second quarter of 1997 to $4.2 million from $3.4 million. As a percentage of sales, it increased to 16.8% in the second quarter of 1997 from 15.0% in the first quarter of 1997. The Company expects that research and development expense will continue to increase from quarter to quarter during the second half of 1997, both in absolute dollars and as a percentage of sales.

Selling and Administrative. Selling and administrative expenses increased 47% during the second quarter of 1997 to $3.0 million from $2.1 million in the second quarter of 1996. As a percentage of sales, selling and administrative expenses declined to 12.1% in the second quarter of 1997 from 13.0% in the second quarter of 1996.

Interest Income. Interest income increased $0.7 million to $1.1 million during the second quarter of 1997 from $0.4 million during the second quarter of 1996. The increase was due to higher invested cash balances following the receipt of proceeds from the public offering of the Company's common stock on February 20, 1997.

Provision for Income Taxes. The provision for income taxes during the second quarter of 1997 was recorded at an estimated annual effective tax rate of 35.5% of pre-tax income.

Six Months 1997 (Ended June 29, 1997) Compared to Six Months 1996 (Ended June 30, 1996)

Net Sales. Net sales during the six month period ended June 29, 1997 increased 62% to $47.8 million from $29.4 million in the six month period ended June 30, 1996. Sales of ICs for cellular and personal communication system ("PCS") applications increased $18.1 million during the six month period ended June 29, 1997 to $24.9 million from $6.8 million in the six month period ended June 30, 1996. Sales of ICs for the digital GSM, CDMA and TDMA standards accounted for over 80% of the cellular and PCS sales during the six month period ended June 29, 1997. Net sales of ICs for cable television applications for the six month period ended June 29, 1997 increased 48% to $10.6 million from $7.1 million in the six month period ended June 30, 1996 as demand for wide-band CATV tuner and infrastructure ICs increased.

Sales of ICs for fiber optic telecommunication and data communication applications decreased 6% during the six month period ended June 29, 1997 to $5.7 million from $6.1 million in the six month period ended June 30, 1996. Sales of ICs for direct broadcast satellite applications decreased 24% during the six month period ended June 29, 1997 to $5.7 million from $7.6 million in the six month period ended June 30, 1996 as demand for low noise block converter ICs decreased. Generally, selling prices for same product sales were lower in the first half of 1997 compared to the same period in 1996. Engineering service sales, which reflect customers' contributions to research and development, decreased $0.9 million during the six month period ended June 29, 1997 to $0.9 million from $1.8 million in the six month period ended June 30, 1996.

Gross Margin. Gross margin during the six month period ended June 29, 1997 declined to 46.7% from 48.7% in the six month period ended June 30, 1996. The decline in gross margin was due primarily to a shift in sales mix to lower margin products, partially offset by higher volume and manufacturing efficiency.

Research and Development. Company sponsored research and development expense increased 24% during the six month period ended June 29, 1997 to $7.6 million from $6.2 million in the six month period ended June 30, 1996. As a percent of sales, company funded research and development declined to 15.9% in the six month period ended June 29, 1997 from 20.9% in the six month period ended June 30, 1996.

Selling and Administrative. Selling and administrative expenses increased 43% during the six month period ended June 29, 1997 to $5.8 million from $4.0 million in the six month period ended June 30, 1996. As a percentage of sales, selling and administrative expenses decreased to 12.1% in the six month period ended June 29, 1997 from 13.7% in the six month period ended June 30, 1996.

Interest Income. Interest income increased $0.9 million to $1.7 million during the six month period ended June 29, 1997 from $0.8 million in the six month period ended June 30, 1996. The increase was due to higher invested cash balances following the receipt of proceeds from the public offering of the Company's common stock on February 20, 1997.

Provision for Income Taxes. The provision for income taxes during the six month period ended June 29, 1997 was recorded at an estimated annual effective tax rate of 35.5% of pre-tax income.



Liquidity and Capital Resources

As of June 29, 1997, the Company had $27.3 million in cash and cash equivalents and $36.0 million in marketable securities. All of the marketable securities and approximately $2.1 million of the cash and cash equivalents as of June 29, 1997 have been designated for the purchase of capital equipment and to make leasehold improvements. No amounts were drawn on the Company's credit facilities during the six month period ended June 29, 1997.

Net cash provided by financing activities was $55.9 million during the six month period ended June 29, 1997. On February 26, 1997, the Company received $55.4 million in net proceeds from a public offering of 1,875,000 shares of common stock.

Net cash provided by operations was $8.7 million during the six month period ended June 29, 1997, compared to $4.3 million provided by operations during the six month period ended June 30, 1996. The increase in cash provided by operations during the six months ended June 29, 1997 of $4.4 million was primarily due to an increase in net income before depreciation expense of $4.3 million.

Net cash used in investing activities was $60.4 million during the six month period ended June 29, 1997. Purchases of equipment and leasehold improvements (primarily for the new four-inch wafer fabrication facility) totaled $33.4 million and net purchases of marketable securities totaled $27.0 million during the six month period ended June 29, 1997.

The Company expects to spend approximately $34 million on equipment and furniture and approximately $6 million on leasehold improvements during the twelve month period ending June 30, 1998. At June 29, 1997 the Company had committed to purchase approximately $10 million of equipment and furniture, and leasehold improvements, including approximately $8 million for the Company's new four-inch wafer fab.

The Company originally planned to commence production at its new four-inch wafer fab in the fourth quarter of 1997 due to anticipated production capacity limitations at the Company's existing fab at that time. However, investments in new equipment and manufacturing productivity improvements completed during the first half of 1997 have significantly increased production capacity at the Company's existing fab. Assuming additional production capacity expansion plans for the Company's existing fab are successfully completed during the second half of 1997, the Company believes it can support its current and anticipated production needs through the third quarter of 1998 with its existing fab. Consequently, the Company now plans to begin depreciating the new four-inch wafer fab in the third quarter of 1998, concurrent with the commencement of production. Nevertheless, the Company may choose to commence production of certain products in the new four-inch wafer fab prior to the third quarter of 1998 should the Company's business grow beyond the capacity of the Company's existing fab at that time. (See Risks and Uncertainties)

The Company believes that its sources of capital, including internally generated funds and existing bank credit facilities, will be adequate to satisfy anticipated capital needs for the next twelve months. Nevertheless, the Company may elect to finance its future capital requirements through additional equity or debt financing.



Effect of Changes in Accounting Principles

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of applying Statement 128 would have resulted in an increase in basic earnings per share for the second quarter ended June 29, 1997 and June 30, 1996 of $0.01. Statement 128 would have had no effect on the calculation of diluted earnings per share for these quarters.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 29, 1997 at which the Company's stockholders voted on:

(a) An amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock by 34,000,000 to 68,000,000.
(b) An amendment to the Amended and Restated Certificate of Incorporation to permit the Board of Directors to amend the bylaws of the Company.
(c) An amendment to the 1995 Long Term Incentive and Share Award Plan to increase the number of shares issuable thereunder by 1,500,000 to 2,775,000.
(d) The ratification of Ernst & Young LLP as independent auditors of ANADIGICS, Inc. for the fiscal year ending December 31, 1997.

Each of the four matters listed above were voted upon and approved by the shareholders as follows.

The amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock by 34,000,000 to 68,000,000 shares was approved by holders of 12,016,252 shares of the Company's outstanding capital stock. Holders of 858,294 shares voted against the amendment, holders of 33,636 shares abstained, and 148,789 broker non-votes were received.

The amendment of the Company's Amended and Restated Certificate of Incorporation to permit the Board of Directors to amend the bylaws of the Company was approved by holders of 8,182,189 shares of the Company's outstanding capital stock. Holders of 4,592,029 shares voted against the amendment, holders of 70,352 shares abstained, and 212,401 broker non-votes were received.

The amendment of the Company's 1995 Long Term Incentive and Share Award Plan was approved by holders of 5,200,104 shares of the Company's outstanding capital stock. Holders of 4,314,142 voted against the amendment, holders of 47,954 shares abstained, and 3,494,771 broker non-votes were received.

The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of 13,025,154 shares of the Company's outstanding capital stock. Holders of 5,395 shares voted against the ratification, and holders of 26,422 shares abstained from voting on such ratification.

ANADIGICS, Inc.

PART II.
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibits are included herein:

      Exhibit 11. - Statement Re: Computation of Earnings Per Share
      (unaudited)

      Exhibit 27. - Financial Data Schedule

 (b)  Reports on Form 8-K during the quarter ended June 29, 1997.

      The Company did not file any reports on Form 8-K during the quarter ended June 29, 1997.




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


                               ANADIGICS, INC.


                               By:            /s/ John F. Lyons
                                              John F. Lyons
                                              Senior Vice President
                                              and Chief Financial Officer


Dated: July 17, 1997

ANADIGICS, Inc.

EXHIBIT INDEX
                                                                       Page

Exhibit 11. Statement Re: Computation of Earnings Per Share (unaudited)  16

Exhibit 27. Financial Data Schedule                                      17


ANADIGICS, Inc.

Exhibit 11. Statement Re: Computation of Earnings Per Share (unaudited)

                                Three months ended      Six months ended
                                06/29/97     06/30/96    06/29/97    06/30/96

Average shares outstanding    14,493,766   12,308,430  13,950,604  12,219,189
Net effect of dilutive
  stock options - based on
  treasury stock method
  using average market price     665,108      587,459     667,562     509,921
Totals                        15,158,874   12,895,889  14,618,166  12,729,110

Net income (in thousands)         $3,612       $2,066      $6,783      $3,831

Per share amount                   $0.24        $0.16       $0.46       $0.30