Form 10-Q
period 1997-09-28
ANADIGICS INC
filed 1997-10-16
CIK 940332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of October 15, 1997 was 14,596,214.


INDEX
ANADIGICS, Inc.

Part. I. Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - September 28, 1997 and December 31, 1996.

         Condensed consolidated statements of income - Three and nine months ended September 28, 1997 and September 29, 1996.

         Condensed consolidated statements of cash flows - Nine months ended September 28, 1997 and September 29, 1996.

         Notes to condensed consolidated financial statements - September 28, 1997.

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

                                         September 28, 1997     Dec. 31, 1996 *
                                              (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $       25,526  $    23,112
  Marketable securities                             9,591        9,008
  Accounts receivable, net                         18,889       10,696
  Inventory   Note 2                               16,812        8,901
  Prepaid expenses and other current assets         1,528        1,221
  Deferred taxes                                      699          699
Total current assets                               73,045       53,637

Marketable securities                              18,253
Property and equipment:
  Equipment and furniture                          53,223       40,151
  Leasehold improvements                            4,138        3,710
  Projects in process                              34,634        6,702
  Less accumulated depreciation and amortization   27,590       21,830
                                                   64,405       28,733

Deferred taxes                                      4,131        4,131
Deposits                                              945          495
Total assets                               $      160,779  $    86,996

Liabilities and stockholders' equity   Note 3
Current liabilities:
  Accounts payable                         $        8,791  $     7,173
  Accrued liabilities                               5,143        3,671
  Income taxes payable                              6,076        3,676
  Current maturities of capital lease obligations     490        1,292
Total current liabilities                          20,500       15,812
Capital lease obligations, less current portion       450          627
Total liabilities                                  20,950       16,439

Stockholders' equity
  Common stock, $0.01 par value, 68,000,000 shares
    authorized, 14,596,214 and 12,564,678, issued
    and outstanding at September 28, 1997 and
    December 31, 1996, respectively                   146          126
  Additional paid-in capital                      157,308       98,800
  Accumulated deficit                             (17,625)     (28,369)
Total stockholders' equity                        139,829       70,557
Total liabilities and stockholders' equity $      160,779  $    86,996


* The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Further, certain amounts as of December 31, 1996 have been reclassified to conform with the September 28, 1997 presentation. See Notes to Condensed Consolidated Financial Statements.



           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         ANADIGICS, Inc.
   (Amounts in thousands, except share and per share amounts)

                             Three months ended        Nine months ended
                              09/28/97   09/29/96     09/28/97    09/29/96
                                   (unaudited)            (unaudited)

Net sales                   $   26,727 $   17,005  $    74,556 $    46,442
Cost of sales                   13,688     11,136       39,168      26,226
Gross profit                    13,039      5,869       35,388      20,216
Research and development exp     4,375      2,756       11,999       8,918
Selling and administrative exp   3,226      1,619        9,000       5,650
Operating income                 5,438      1,494       14,389       5,648
Interest expense                    33         84          150         299
Interest income                    866        432        2,548       1,281
Income before income taxes       6,271      1,842       16,787       6,630
Provision for income taxes       2,310        369        6,043       1,326
Net income                 $     3,961 $    1,473  $    10,744 $     5,304

Net income per share of
  common stock (1)         $      0.26 $     0.11  $      0.72 $      0.41

Weighted average common and
 common equivalent shares
 outstanding (1)            15,499,400 13,045,769   14,960,148  12,835,432


(1) - Historical share and per share data have been restated to reflect a 3-for-2 stock split.







         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ANADIGICS, Inc.
                     (Amounts in thousands)

                                                    Nine months ended
                                             Sept. 28, 1997 Sept. 29, 1996
                                                 (unaudited)  (unaudited)
Cash flows from operating activities:
Net income                                      $    10,744   $    5,304
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                         5,028        2,818
 Amortization                                           985        1,603
 Changes in operating assets and liabilities:
   Accounts receivable                               (8,193)      (2,100)
   Inventory                                         (7,911)         383
   Prepaid expenses and other current assets           (307)        (235)
   Deferred taxes                                                   (107)
   Deposits                                            (450)        (221)
   Accounts payable                                   1,618          659
   Accrued liabilities                                1,472         (934)
   Income taxes payable                               2,400          841
Net cash provided by operating activities             5,386        8,011

Cash flows from investing activities:
Purchase of property and equipment                  (41,685)      (8,932)
Purchase of marketable securities                   (35,510)      (8,955)
Proceeds from sale of marketable securities          16,674       20,270
Net cash (used in) provided by investing activities (60,521)       2,383

Cash flows from financing activities:
Payment of capital lease obligations                   (979)      (1,298)
Exercise of warrants                                               3,610
Issuance of common stock                             58,528          301
Net cash provided by financing activities            57,549        2,613

Net increase in cash and cash equivalents             2,414       13,007
Cash and cash equivalents at beginning of period     23,112        6,394
Cash and cash equivalents at end of period    $      25,526 $     19,401


Supplemental cash flow information:

Interest paid                                 $         150 $       275
Taxes paid                                    $       1,966 $       592





                         ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - September 28, 1997

1. Summary of Significant Accounting Policies

Basis of Presentation

 The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:
                                       Sept. 28, 1997       Dec. 31, 1996

Raw materials                          $      1,619       $      1,278
Work in process                              10,503              6,291
Finished goods                                4,690              1,332
                                       $     16,812       $      8,901

3. Stockholders' Equity

On January 30, 1997, the Company declared a stock dividend of one share of common stock for each two shares of common stock outstanding. The dividend was payable on February 20, 1997 to holders of record on February 10, 1997. Accordingly, the financial statements have been retroactively restated to reflect the three-for-two stock split.

On February 20, 1997, the Company successfully completed a public offering of an additional 1,875,000 shares of common stock. The Company intends to use the net proceeds from the public offering of approximately $55.4 million to purchase capital equipment and leasehold improvements, and for general corporate purposes, including working capital. Accordingly, the remaining portion of the proceeds received from the public offering which was designated for the purchase of capital equipment and to make leasehold improvements of $18.3 million has been classified as long term as of September 28, 1997.


                         ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

  The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                           Statement of Operations
                                  Three months ended     Nine months ended
                                  09/28/97   09/29/96    09/28/97   09/29/96
                                      (unaudited)            (unaudited)

Net sales                           100.0%     100.0%      100.0%     100.0%
Cost of sales                        51.2%      65.5%       52.5%      56.5%
Gross profit                         48.8%      34.5%       47.5%      43.5%
Research and development expenses    16.4%      16.2%       16.1%      19.2%
Selling and administrative expenses  12.0%       9.5%       12.1%      12.2%
Operating income                     20.4%       8.8%       19.3%      12.1%
Interest expense                      0.1%       0.5%        0.2%       0.6%
Interest income                       3.2%       2.5%        3.4%       2.7%
Income before income taxes           23.5%      10.8%       22.5%      14.2%
Provision for income taxes            8.7%       2.1%        8.1%       2.8%
Net income                           14.8%       8.7%       14.4%      11.4%


Third Quarter 1997 (Ended September 28, 1997) Compared to Third Quarter 1996 (Ended September 29, 1996)

  Net Sales. Net sales during the third quarter of 1997 increased 57% to $26.7 million from $17.0 million in the third quarter of 1996. Third quarter 1997 sales of integrated circuits for cellular and personal communication system ("PCS") applications increased $11.5 million to $17.1 million from $5.6 million in the third quarter of 1996 as demand for power amplifier integrated circuits increased. Sales of integrated circuits for the digital GSM, CDMA and TDMA standards accounted for over 90% of the cellular and PCS sales during the third quarter of 1997. Sales of integrated circuits for cable television ("CATV") applications increased 51% during the third quarter of 1997 to $4.9 million from $3.3 million in the third quarter of 1996 as demand for wide-band analog and digital CATV tuner integrated circuits increased. Sales of integrated circuits for fiber optic telecommunications and data communication applications decreased 2% during the third quarter of 1997 to $2.7 million from $2.8 million in the third quarter of 1996. Sales of integrated circuits for direct broadcast satellite applications decreased 61% during the third quarter of 1997 to $1.8 million from $4.5 million in the third quarter of 1996 as demand for low noise block converter integrated circuits from European customers decreased. Engineering service sales, which reflect customers' contributions to research and development, decreased $0.6 million during the third quarter of 1997 to $0.2 million from $0.8 million in the third quarter of 1996. Generally, selling prices for same product sales were lower in the third quarter of 1997 compared to the same period in 1996.

  Gross Margin. Gross margin during the third quarter of 1997 increased to 48.8% from 34.5% in the third quarter of 1996. The increase in gross margin was due to improved production yields, and manufacturing efficiencies which resulted in part from higher production volume and the conversion from three-inch wafers used during the third quarter of 1996 to four-inch wafers used during the third quarter of 1997.

  Gross margin during the third quarter of 1997 increased to 48.8% from 47.3% in the second quarter of 1997. The increase in gross margin was due to manufacturing efficiencies which resulted from higher production volume.

  Research and Development. Company sponsored research and development expense increased 59% during the third quarter of 1997 to $4.4 million from $2.8 million during the third quarter of 1996. During the third quarter of 1996, certain engineering resources were temporarily allocated to manufacturing sustaining activities to support the start-up of newly developed products, causing a reduction in research and development expense for that quarter.

  As a percent of sales, research and development expense increased to 16.4% in the third quarter of 1997 from 16.2% in the third quarter of 1996. During the third quarter of 1997, the Company spent approximately two-thirds of its research and development on integrated circuits for cellular, PCS and other wireless applications and approximately 20.6% of its research and development on integrated circuits for CATV and fiber optic applications.

  Selling and Administrative. Selling and administrative expenses increased 99% during the third quarter of 1997 to $3.2 million from $1.6 million in the third quarter of 1996. During the third quarter of 1996, the Company reduced its accrual for performance-based incentive compensation expense based upon lower than expected operating results achieved in that quarter. General staffing increases and increased consulting expenses also contributed to the increase in selling and administrative expenses during the third quarter of 1997, compared to the third quarter of 1996. As a percentage of sales, selling and administrative expenses increased to 12.0% in the third quarter of 1997 from 9.5% in the third quarter of 1996.

  Interest Income. Interest income increased $0.5 million to $0.9 million during the third quarter of 1997 from $0.4 million during the third quarter of 1996. The increase was due to higher invested cash balances following the receipt of proceeds from the public offering of the Company's common stock on February 20, 1997.

  Provision for Income Taxes. The provision for income taxes during the third quarter of 1997 was recorded at an estimated annual effective tax rate of 36.0% of pre-tax income.

Nine Months 1997 (Ended September 28, 1997) Compared to Nine Months 1996 (Ended September 29, 1996)

  Net Sales. Net sales during the nine month period ended September 28, 1997 increased 61% to $74.6 million from $46.4 million in the nine month period ended September 29, 1996. Sales of integrated circuits for cellular and personal communication system ("PCS") applications increased $29.7 million during the nine month period ended September 28, 1997 to $42.0 million from $12.3 million in the nine month period ended September 29, 1996. Sales of integrated circuits for the digital GSM, CDMA and TDMA standards accounted for over 85% of the cellular and PCS sales during the nine month period ended September 28, 1997. Net sales of integrated circuits for CATV applications for the nine month period ended September 28, 1997 increased 49% to $15.5 million from $10.4 million in the nine month period ended September 29, 1996 as demand for wide-band analog and digital CATV tuner integrated circuits increased. Sales of integrated circuits for fiber optic telecommunication and data communication applications decreased 5% during the nine month period ended September 28, 1997 to $8.5 million from $8.9 million in the nine month period ended September 29, 1996 as demand for integrated circuits for a fiber optic data communication application decreased. Sales of integrated circuits for direct broadcast satellite applications decreased 38% during the nine month period ended September 28, 1997 to $7.5 million from $12.1 million in the nine month period ended September 29, 1996, as demand for low noise block converter integrated circuits from European customers decreased. Engineering service sales, which reflect customers' contributions to research and development, decreased $1.6 million during the nine month period ended September 28, 1997 to $1.1 million from $2.7 million in the nine month period ended September 29, 1996. Generally, selling prices for same product sales were lower in the nine month period ended September 28, 1997 compared to the same period in 1996.

  Gross Margin. Gross margin during the nine month period ended September 28, 1997 increased to 47.5% from 43.5% in the nine month period ended
September 29, 1996. The increase in gross margin was due to manufacturing efficiencies which resulted in part from the conversion from three-inch wafers used during the nine month period ended September 29, 1996 to four-inch wafers used during the nine month period ended September 28, 1997, and higher production volumes. Improved production yields also contributed to the increase in the gross margin during the nine month period ended September 28, 1997, compared to the same period in 1996.

  Research and Development. Company sponsored research and development expense increased 35% during the nine month period ended September 28, 1997 to $12.0 million from $8.9 million in the nine month period ended
September 29, 1996. As a percent of sales, company funded research and development declined to 16.1% in the nine month period ended September 28, 1997 from 19.2% in the nine month period ended September 29, 1996. During the nine month period ended September 28, 1997, the Company spent approximately two-thirds of its research and development on integrated circuits for cellular, PCS and other wireless applications

  Selling and Administrative. Selling and administrative expenses increased 59% during the nine month period ended September 28, 1997 to $9.0 million from $5.7 million in the nine month period ended September 29, 1996. As a percentage of sales, selling and administrative expenses decreased to 12.1% in the nine month period ended September 28, 1997 from 12.2% in the nine month period ended September 29, 1996.

  Interest income. Interest income increased $1.2 million to $2.5 million during the nine month period ended September 28, 1997 from $1.3 million in the nine month period ended September 29, 1996. The increase was due to higher invested cash balances following the receipt of proceeds from the public offering of the Company's common stock on February 20, 1997.

  Provision for Income Taxes. The provision for income taxes during the nine month period ended September 28, 1997 was recorded at an estimated annual effective tax rate of 36.0% of pre-tax income.

Liquidity and Capital Resources

  As of September 28, 1997, the Company had $25.5 million in cash and cash equivalents and $27.8 million in marketable securities. Approximately $18.3 million of the marketable securities have been designated for the purchase of capital equipment and to make leasehold improvements. No amounts were drawn on the Company's credit facilities during the nine month period ended September 28, 1997.

  Net cash provided by financing activities was $57.5 million during the nine month period ended September 28, 1997. On February 26, 1997, the Company received $55.4 million in net proceeds from a public offering of 1,875,000 shares of common stock.

  Net cash used in investing activities was $60.5 million during the nine month period ended September 28, 1997. Purchases of equipment and leasehold improvements totaled $41.7 million (primarily for the new four-inch wafer fabrication facility) and net purchases of marketable securities amounted to $18.8 million during the nine month period ended September 28, 1997.

  Net cash provided by operations was $5.4 million during the nine month period ended September 28, 1997, compared to $8.0 million provided by operations during the nine month period ended September 29, 1996. The reduction in cash provided by operations during the nine month period ended September 28, 1997 of $2.6 million, compared to the same period of 1996, was primarily due to increases in accounts receivable and inventory.

  The Company expects to spend approximately $36 million on equipment and furniture and approximately $10 million on leasehold improvements during the twelve month period ending September 27, 1998. At September 28, 1997 the Company had committed to purchase approximately $16 million of equipment and furniture, and leasehold improvements, including approximately $7 million for the Company's new four-inch wafer fab.

  The Company believes that its sources of capital, including internally generated funds and existing bank credit facilities, will be adequate to satisfy anticipated capital needs for the next twelve months. Nevertheless, the Company may elect to finance its future capital requirements through additional equity or debt financing.


Effect of Changes in Accounting Principles

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of applying Statement 128 would have resulted in an increase in basic earnings per share of $0.02 for the third quarter ended September 28, 1997 and $0.01 for the third quarter ended September 29, 1996. Statement 128 would have had no effect on the calculation of diluted earnings per share for these quarters.

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

                            PART II.
                        OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

          Exhibit 11. - Statement Re: Computation of Earnings Per Share (unaudited)

          Exhibit 27. - Financial Data Schedule

     (b)  Reports on Form 8-K during the quarter ended September 28, 1997.

          The Company did not file any reports on Form 8-K during the quarter ended September 28, 1997.



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


                                   ANADIGICS, INC.


                                   By:             /s/ John F. Lyons
                                                  John F. Lyons
                                                  Senior Vice President
                                                  and Chief Financial Officer


Dated: October 15, 1997


ANADIGICS, Inc.

EXHIBIT INDEX

                                                                        Page
Exhibit 11. Statement Re: Computation of Earnings Per Share (unaudited)  15

Exhibit 27. Financial Data Schedule                                      16



ANADIGICS, Inc.



Exhibit 11. Statement Re: Computation of Earnings Per Share (unaudited)

                                Three months ended      Nine months ended
                               09/28/97    09/29/96    09/28/97    09/29/96

Average shares outstanding    14,566,724  12,482,057  14,158,235  12,307,450
Net effect of dilutive stock
  options -
  based on treasury stock method
  using average market price     932,676     563,712     801,913     527,982
Totals                        15,499,400  13,045,769  14,960,148  12,835,432

Net income (in thousands)         $3,961      $1,473     $10,744      $5,304

Per share amount                   $0.26       $0.11       $0.72       $0.41