Form 10-K405
period 1997-12-31
ANADIGICS INC
filed 1998-03-30
CIK 940332

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File No. 0-25662

                               ANADIGICS, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      22-2582106
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                     [LOGO]

           35 Technology Drive
           Warren, New Jersey                                  07059
    ---------------------------------------                 ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 13, 1998 was approximately $242,611,000, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The number of shares outstanding of the Registrant's common stock as of February 13, 1998 was 14,703,704.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before April 30, 1998 is incorporated by reference in Part III hereof.

                                     PART 1

ITEM 1. BUSINESS.

THE COMPANY

GENERAL

      ANADIGICS, Inc. ("ANADIGICS" or the "Company") is a leading supplier of radio frequency ("RF") and microwave gallium arsenide ("GaAs") integrated circuits. The Company's products are used to receive and transmit signals in a variety of high volume, wide-band communications applications in cellular telephone systems and personal communication systems ("PCS"), in cable ("CATV") and direct broadcast television systems ("DBS"), and in fiber optic communication systems. The Company designs, develops and manufactures its integrated circuits in GaAs semiconductor material that allows the integration of numerous RF/microwave functions which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits can typically replace 30 to 100 discrete components, permitting manufacturers of end products to reduce the size and weight of their products, increase power efficiency, improve reliability, reduce manufacturing time and cost and enhance overall system performance.

      The Company's objective is to be the leading supplier of high volume GaAs integrated circuits for RF/microwave receiver and transmitter applications. To date, the Company has delivered over 100 million GaAs integrated circuits, including over 37 million in 1997. The Company has developed high volume manufacturing capabilities geared toward achieving higher yields and lower costs. The Company has made a significant investment in proprietary processes, including design, wafer fabrication and testing, which the Company believes gives it a competitive advantage. The Company manufactures integrated circuits at its existing facility in Warren, New Jersey and is in the process of moving certain manufacturing operations to a new production facility in Warren, New Jersey. The new production facility also houses the Company's new wafer fabrication facility which is currently being qualified for production. The new wafer fabrication facility is expected to commence production in the first half of 1999. See "--Manufacturing, Assembly and Testing".

      ANADIGICS believes that the market for high frequency integrated circuits for receiver and transmitter applications will grow as demand for broadband, high frequency end products grows in the communications, information and video entertainment markets. The Company believes that it is currently one of the few sources of RF/microwave GaAs integrated circuits for high volume communications applications.

      In the cellular (800 MHz) and PCS (1900 MHz) wireless communications market, the Company's products are used primarily as power amplifiers in telephone handsets, where they replace more traditional hybrid or discrete component solutions containing 30 to 50 chip components. The Company's integrated circuit power amplifiers provide a smaller footprint, lower parts count and lower power consumption compared to traditional hybrid or discrete solutions. The Company currently is producing GaAs integrated circuit power amplifiers for the analog Advanced Mobile Phone Service ("AMPS") and Expanded Total Access Communication System ("ETACS") standards, and for the digital Global System Mobile ("GSM"), Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA") standards. In addition to power amplifier integrated circuits for telephone handsets, the Company is also producing receiver integrated circuits for cellular handsets, base stations and fixed wireless local loop applications.

      The Company's products for the cable television market products are used primarily in wide band tuners for set top converters operating at the 500 and 800 megahertz ("MHz") bandwidth. The 800 MHz bandwidth provides increased analog channel capacity, digital cable television capability and Internet access via cable modems. The Company also offers wide band linear amplifier products operating at frequencies of up to 860 MHz for hybrid fiber/coaxial infrastructure applications. In the DBS market, the Company's products are used as down converters primarily in satellite dishes, as well as in set top tuners.

      The Company's principal products for fiber optic systems are transimpedance amplifiers that are used primarily in Synchronous Optical Network ("SONET") and Synchronous Digital Hierarchy ("SDH") fiber optic transmission at rates from 155 megabits per second ("Mb/s") to 2.4 Gb/s. Increasingly, these products are also being used in higher bit rate data communication applications.

      The Company has developed working relationships with leading companies in each of its target markets. The Company's principal customers in 1997 include LM Ericsson AB ("Ericsson"), General Instrument Corp. ("General Instrument"), Lucent Technologies, Inc. ("Lucent"), Nokia Corp. ("Nokia"), Nortel Ltd. ("Nortel"), Philips Electronics N.V., and Qualcomm Personal Electronics ("Qualcomm PE"), a partnership between Qualcomm, Inc. And Sony Corp, and Qualcomm, Inc. ("Qualcomm"). The Company's three largest customers in each of the past three years together accounted for 56%, 45% and 62% of net sales for 1995, 1996 and 1997, respectively. The Company's net sales have grown from $20.2 million in 1992 to $102.5 million in 1997.

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

      While silicon-based integrated circuits have replaced discrete components in most digital electronics and low frequency analog applications, their use has been limited in RF/microwave applications due to silicon's inability to meet basic performance requirements at higher frequencies. The highest frequency silicon integrated circuits are not power efficient and have relatively high noise figures and distortion. In addition, it is very difficult to integrate the passive components (inductors, capacitors and resistors) on silicon substrates that are required to complete RF/microwave integrated circuits. Because of these limitations, silicon integrated circuits operating at higher frequencies have failed to replace discrete components in most RF/microwave functions, even though discrete components do not offer an optimal solution for many RF/microwave applications.

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

THE ANADIGICS SOLUTION

      Since 1995, the Company, through its research and development efforts, has developed expertise in producing cost-effective GaAs-based integrated circuits for high-volume commercial applications which offer many of the performance attributes required for RF/microwave applications that are not easily obtainable with silicon-based integrated circuits. GaAs transistors can operate at frequencies up to three to five times greater than those possible with silicon and therefore can handle the requirements of RF/microwave applications. GaAs integrated circuits have a lower noise figure than silicon-based integrated circuits, providing increased sensitivity, significantly better linearity, less distortion and interference and better dynamic range, thereby enabling systems to handle a wide range of signal strengths. GaAs is a semi-insulating material which facilitates integration of the passive components required in RF/microwave applications. Finally, GaAs integrated circuits used in transmitter applications are also more power-efficient than silicon-based circuits, allowing for longer battery life or use of smaller batteries.

ANADIGICS' STRATEGY

      The Company's objective is to be the leading supplier of high volume GaAs integrated circuits for RF/microwave receiver and transmitter applications. The following elements, all of which are interrelated, form the basis of ANADIGICS' strategy:

    FOCUS ON GROWING, HIGH VOLUME COMMUNICATIONS MARKETS

      ANADIGICS focuses on a few diverse high volume communications markets--cellular and PCS communications, cable and broadcast television receivers, and fiber optic communications--that it believes will provide both significant growth opportunities and increasing stability through product and geographic diversity. Each of the Company's target markets is characterized by a transition to broader bandwidths, to higher operating frequencies and, in many cases, from analog to digital modulation, as well as by competing standards (e.g., AMPS, TDMA, CDMA and GSM in cellular and PCS telephony) and communications methods (e.g., cable versus direct broadcast satellite in television). The Company believes that these market trends offer opportunities for ANADIGICS' integrated circuit solutions that can add value by lowering costs, improving reliability and reducing the size of customers' products. Moreover, the Company is capable of providing integrated circuit solutions for each of the competing communications methods and standards in its target markets and, as a result, believes that it has positioned itself to compete effectively regardless of which method or standard ultimately prevails.

    LOW COST, HIGH VOLUME MANUFACTURER

      ANADIGICS believes that its success depends on its ability to be a low cost manufacturer of integrated circuits for high volume, wide-band communication applications. The Company believes that a low cost manufacturer must control all of the critical phases of production in order to maintain high manufacturing yields. ANADIGICS uses the same basic GaAs depletion metal semiconductor field effect transistor ("D-MESFET") manufacturing processes to produce all of its GaAs integrated circuits, thereby deriving economies of scale and gaining manufacturing experience applicable across all product lines. ANADIGICS has been continually improving its manufacturing process and, to date, has delivered over 100 million GaAs integrated circuits, including over 37 million in 1997.

    RAPID DESIGN CYCLE TIME

      ANADIGICS has developed an experienced engineering staff that can rapidly design cost-effective integrated circuit solutions for its target markets. The combination of design experience and a "quick-turn" wafer fabrication and assembly capability allows the Company to develop prototypes that can be ready for testing in less than one month. This design efficiency contributes to customer satisfaction and allows the Company to improve product designs rapidly for manufacturing efficiency.

    PARTNER WITH WORLDWIDE INDUSTRY LEADERS

      ANADIGICS believes that in order to create products which have the potential to become industry standards it must develop working relationships with leading companies in each target market. This strategy provides ANADIGICS with rapid feedback from customers during the product design phase and increases the likelihood that products will meet customers' cost and performance requirements for high volume applications. ANADIGICS' working relationships with customers worldwide have ranged from guaranteed purchase orders to partially or fully funded development programs, in most cases with a limited exclusivity period granted to the customer with respect to the developed circuit. Examples of the Company's strategy to focus on worldwide industry leaders are the development of cellular telephone power amplifiers and receivers with Ericsson in the United States and Sweden and the development of cable television converter integrated circuits with General Instrument in the United States and Taiwan.

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

      CELLULAR AND PERSONAL COMMUNICATION SERVICES ("PCS") TELEPHONY. Cellular telephony, which began service in 1982, and PCS telephony have grown rapidly over the past three years. Worldwide cellular and PCS subscribers at December 31, 1997 totaled approximately 203 million, according to Kagan World Media, with approximately 58 million subscribers resident in the United States and approximately 56 million in Western Europe. According to Kagan World Media, subscriber growth for the cellular and PCS market in 1997 was 45% worldwide.

      Cellular and PCS telephone systems consist of base stations which are connected to the public switched telephone networks which transmit and receive telephone signals via radio frequency waves in the 800 or 1900 MHz frequency range. Using either a portable or mobile telephone, a subscriber can communicate through a base station and can move seamlessly from one cell to another. Each caller is connected to a cell through a dedicated wireless channel.

      In order to increase capacity at a lower cost, and to improve voice quality and increase security, digital modulation standards have been developed. In the United States there are two competing digital cellular standards, which are defined below:

      TDMA (IS-136): TIME DIVISION MULTIPLE ACCESS increases capacity by placing three or more calls in the same channel separated by time.

      CDMA (IS-96): CODE DIVISION MULTIPLE ACCESS increases capacity by coding voice messages and spreading information over many channels.

      Telephones operating on the TDMA standard are also called DAMPS (for digital AMPS) telephones because they can transmit on either analog AMPS or digital TDMA signals. DAMPS service began in 1994 and is being adopted by several U.S. and South American operators, including the AT&T Wireless Cellular unit of AT&T. CDMA telephones, which are dual mode with AMPS, were introduced in the second half of 1995 and are currently being offered primarily in the United States and parts of Asia.

      The European digital standard, Global System Mobile, (or "GSM") was introduced in 1991 and has been developed and standardized by the European Union. GSM is the most widely deployed digital standard in the world with a high degree of acceptance in Europe and Asia. According to GSM MoU, an association comprised of approximately 253 GSM administrators, regulators, and network operators, GSM networks have begun operations in 105 countries, including several Asian countries. In addition, according to GSM MoU, GSM subscribers worldwide totaled approximately 66 million at December 31, 1997. GSM 1900 is the third PCS digital standard being offered in the United States, along with TDMA and CDMA PCS digital standards.

      The following table lists the major global standards being used for cellular and PCS systems:

                                         SERVICE
                             --------------------------------
                                CELLULAR          PCS/DCS         PREDOMINANT
STANDARD     MODULATION        800-900 MHZ     1800-2000 MHZ      MARKETS
--------     ----------      ---------------  ---------------     -----------------------------
  AMPS         ANALOG              Yes               No           North America, South America

  ETACS        ANALOG              Yes               No           Europe, China

  GSM          DIGITAL             Yes              Yes           Europe, Asia, North America,
                                                                  South America

  DCS          DIGITAL             Yes              Yes           Europe

  TDMA         DIGITAL             Yes              Yes           North America, South America

  CDMA         DIGITAL             Yes              Yes           North America, South America,
                                                                  Korea, Hong Kong, China

  PDC          DIGITAL             Yes           1500 MHz         Japan

      WIRELESS COMMUNICATIONS PRODUCTS. ANADIGICS' integrated circuit products are used in transmitters and receivers of cellular and PCS handsets where small size and low power consumption are key parameters. The Company offers products for both the traditional analog cellular market and all of the major digital cellular and PCS applications.

      POWER AMPLIFIERS. Until 1994, the power amplifiers in portable cellular handset transmitters were constructed exclusively with hybrid solutions such as silicon bipolar transistors and silicon metal oxide semiconductor field effect transistors ("MOSFET") or with discrete GaAs field effect transistors ("FETs"). Hybrid silicon solutions are relatively inexpensive to manufacture but have low power efficiency, while GaAs FET power amplifiers have better performance characteristics at higher costs. ANADIGICS has developed low cost GaAs integrated circuit power amplifiers that are smaller than discrete component and hybrid module solutions, which the Company believes perform as well as GaAs FET discrete solutions.

      RECEIVERS. ANADIGICS has developed and initiated production of GaAs integrated circuit front ends for cellular handset receivers and for use in wireless local loop applications. The Company has also developed linear receiver front ends for use in cellular base stations.

      The following is a list of some of the Company's cellular telephony and PCS products currently in production:

PRODUCT LINE                                                      FREQUENCY     PRODUCTION STATUS
-------------------------------------------------------------    -----------    -----------------
POWER AMPLIFIERS
  AMPS.......................................................      800  MHz     Produced since 1994
  DAMPS......................................................      800  MHz     Produced since 1994
  ETACS......................................................      800  MHz     Produced since 1995
  GSM........................................................      800  MHz     Produced since 1996
  CDMA.......................................................     1900  MHz     Produced since 1996
  DCS........................................................     1800  MHz     Produced since 1997
  AMPS/TDMA.................................................. 800/1900  MHz     Produced since 1997
  GSM/DCS.................................................... 900/1800  MHz     Produced since 1997

RECEIVERS/DRIVERS
  Wireless Local Loop Receiver...............................      900  MHz     Produced since 1995
  AMPS Receiver..............................................      900  MHz     Produced since 1995
  Base Station Receiver......................................      900  MHz     Produced since 1996
  CDMA Driver................................................     1900  MHz     Produced since 1996

      In addition, the Company is in various stages of planning, development or production start-up for the following products for the cellular telephony and PCS market: 3-volt power amplifiers for all major cellular standards, dual-band, dual-mode power amplifiers for the GSM/DCS and CDMA/AMPS standards, a second generation power amplifier for TDMA/AMPS, other dual-band, dual-mode and tri-mode power amplifiers for cellular and PCS applications, and handset and cellular base station receivers.

      During 1997, the Company's major customers for wireless communications products were Ericsson, Nokia, Qualcomm and Qualcomm PE.

      FIBER OPTIC MARKET. The capacity of the global telecommunications infrastructure is currently being upgraded with fiber optic communication systems in order to handle the demand for increasing amounts of information, driven in part by the rapid growth of the internet community. High data rate fiber optic receivers are therefore in increasing demand for telecommunications, data communications and cable television applications. In order to facilitate this upgrade process, North America has adopted the SONET standard and the rest of the world has adopted the similar SDH standard for telecommunications systems.

      A fiber optic transmission system uses low loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Fiber optic transceivers are used as repeaters in transmission systems to send and receive high data rate information. The transceiver consists of a laser transmitter and an optical receiver. The front end of any fiber optic receiver contains a detector diode and a transimpedance amplifier ("TIA") which provides current to voltage conversion and low noise signal amplification. ANADIGICS began producing TIAs in 1989 and currently produces and sells GaAs integrated circuit TIAs that operate at SONET standards ranging from 52 Mbps to
2.4 Gb/s. The primary applications of ANADIGICS' TIAs are in long-haul systems at 2480 Mb/s (OC-48) and for fiber in the local loop applications at 622 Mb/s (OC-12) and at 155 Mb/s (OC-3). ANADIGICS also provides TIAs for other applications, including cable television distribution, asynchronous transfer mode (ATM) data communication, data transmission and related products. In addition, ANADIGICS' TIAs in 1997 were starting to be used in emerging wave division multiplex and gigabit Ethernet applications.

      The Company's major customers in 1997 for fiber optic products include Hewlett-Packard, Lucent, Nortel and Toshiba Corporation.

FIBER OPTIC PRODUCTS. The following is a list of some of the Company's products for fiber optic networks currently in production:

PRODUCT LINE                                   FREQUENCY    PRODUCTION STATUS
------------------------------------------------------------------------------
OC-3 TIA...................................     155 Mb/s    Produced since 1990
OC-12 TIAs.................................     622 Mb/s    Produced since 1990
OC-48 TIAs.................................    2480 Mb/s    Produced since 1990

250 Mbps Datacom...........................     250 Mb/s    Produced since 1996
155 Mbps Datacom...........................     155 Mb/s    Produced since 1996

    TELEVISION SYSTEMS

      ANADIGICS has developed GaAs integrated circuits for both cable and direct broadcast television receivers.

      CABLE TELEVISION/MULTIMEDIA MARKET. Cable television is evolving from an industry that has traditionally delivered multichannel one-way analog television programming over a coaxial cable system to a multimedia industry delivering up to 500 channels of interactive video and other services such as telephony and internet access over hybrid fiber optic coaxial ("HFC") cable systems. The large bandwidth available from cable television systems is now being increasingly used to provide high speed internet access via cable modems, thereby overcoming the congestion frequently experienced by users who access the internet by telephone lines. In a conventional analog cable television system, the programmer's signal is first scrambled and then transmitted to a C-Band satellite. A cable system "headend" facility receives television signals from satellites and other sources and retransmits them to subscribers through a distribution network composed of coaxial and fiber optic cable and distribution amplifiers which boost the signal level. The final component of the cable television system, the subscriber equipment, is comprised of a "dropwire" and, in some cases, a "drop amplifier" which extend from the distribution network to the subscriber's home and connect either directly to the subscriber's television set or to a set-top converter box. Addressable set-top converter boxes permit the efficient delivery of premium cable television services, including pay-per-view programming. In the multimedia environment, the HFC cable distribution system delivers digitally compressed video to the home, has a return path to the headend and contains switching functions. In such an environment, the set-top converter box is essentially a special purpose computer, handling compressed video and interactive services.

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

      In response to the requirement for broader bandwidth and the presence of analog and digital modulation, In 1995, ANADIGICS introduced a 50-860 MHz integrated circuit chip set comprised of an upconverter and downconverter for the tuner used in analog and digital 50-860 MHz set-top converters and in cable modems. During 1997, the Company introduced a low power consumption (5 volt) 50-860 MHz chip set in response to demand for a lower voltage product to be used in set-top boxes and cable modems. The Company believes that this chip set meets the performance requirements of the set-top converter application at a lower cost than alternative discrete component solutions. The chip set has been designed into tuners by General Instrument and Komatsu Murata Manufacturing Company, Limited and in cable modems by Bay Networks Inc. Com21, Inc., and Motorola, Inc.

      General Instrument is the Company's principal customer for cable television set-top products. Since 1989, the Company has had a strategic relationship with General Instrument for the development of GaAs-based chip sets used in set-top converters.

      In 1996, the Company developed a GaAs integrated circuit line amplifier to be used as a repeater in 50-750 MHz HFC distribution networks. These integrated circuits are replacing silicon bipolar hybrid circuits used in this application. The Company's principal customer for this amplifier is Scientific-Atlanta, Inc.

      The following is a list of some of the Company's products for the cable television market currently in production:

PRODUCT LINE                                                BANDWIDTH      PRODUCTION STATUS
------------------------------------------------------------------------------------------------
SET-TOP CONVERTER PRODUCTS
  550 MHz Converter.......................................  50-550 MHz     Produced since 1991
  860 MHz Converter Chip Set..............................  50-860 MHz     Produced since 1995
  Low power consumption - 860 MHz Converter Chip Set......  50-860 MHz     Produced since 1997

NETWORK PRODUCTS
  Drop Amplifier..........................................  50-860 MHz     Produced since 1994
  Line Amplifier..........................................  50-750 MHz     Produced since 1995

      DIRECT BROADCAST SATELLITE MARKET. The DBS market is an alternative method to cable television for delivering multiple channel television programming to the home. In a broadcast television system, programming is uplinked to a series of collocated satellites, which then downlink the programming at Ku-Band (10.7-12.7 GHz) to the satellite dish antenna with an attached low noise block converter ("LNB") serving the customer's home. The Ku-Band LNB amplifies and converts the signal to a lower frequency and sends the signal via coaxial cable to a set-top converter, where the channel is selected by a broadcast satellite tuner ("BS Tuner") and displayed on television sets.

      DIRECT BROADCAST SATELLITE PRODUCTS. ANADIGICS designs and manufactures GaAs integrated circuits for both the LNB and the BS Tuner. GaAs devices are suitable for the LNB function because of their low noise and broad bandwidth characteristics. This functionality would typically require 30 to 50 components if implemented using a discrete component alternative. ANADIGICS' BS Tuner integrated circuit is used in the set-top converter, which enables selection of a specific frequency (i.e., a particular channel) within the block of frequencies downconverted by the outdoor LNB.

      The following is a list of some of the Company's products for the DBS television market currently in production:

PRODUCT LINE              REGION                              FREQUENCY      PRODUCTION STATUS
--------------------   -----------------------              ------------     ------------------
KU-BAND LNB
  ASTRA Band........    Europe                               10.7-11.8 GHz   Produced since 1989
  Universal/ASTRA...    Europe, Asia, Middle East, S. Amer.  10.7-12.8 GHz   Produced since 1995
  DirecTV...........    USA                                  12.2-12.7 GHz   Produced since 1995

B.S. TUNER
  Universal/ASTRA...    Europe, Asia, Middle East, S. Amer.   950-2150 MHz   Produced since 1992

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

      The ANADIGICS design and applications engineering staff is actively involved with a customer during all phases of design and production by publishing and providing the customer with engineering data, up-to-date product application notes, following up with the customer's engineers on a regular basis, and assisting in resolving technical problems by working with the customer's engineers both on and off site. In most cases the design and applications engineers obtain prototypes from the customer in order to debug and identify potential improvements to the design in parallel with the customer's effort. This strategy helps customers speed up their design process, achieve cost-effective and manufacturable design, and ensure a smooth transition into high volume production.

      ANADIGICS' policy is to provide its customers with applications engineering support at its customers' factories throughout the world, generally within 48 hours of a customer request. The Company's sales are typically made pursuant to customer purchase orders, and such orders may be canceled without significant penalty.

MANUFACTURING, ASSEMBLY AND TESTING

      The Company fabricates integrated circuits on four-inch diameter GaAs wafers at its plant in Warren, New Jersey in an 8,000 square foot, Class 100 cleanroom. Present production capacity is approximately 40,000 four-inch diameter wafers per year, and the Company delivered more than 37 million GaAs integrated circuits during the year ended December 31, 1997.

      The Company currently manufactures all of its integrated circuits at its wafer fabrication facility located at 35 Technology Drive in Warren, New Jersey. The Company believes that this facility should be able to satisfy its production needs through the end of 1998. See "Risk Factors--Possible Production Capacity Constraints; Possible Delay in Construction of New
Production Facility".

      In 1996, the Company entered into a lease agreement with United States Land Resources, L.P. ("USLR") that provided an additional 167,000 square feet of manufacturing and office space following refurbishment by USLR. The USLR facility is located at 141 Mt. Bethel Road in Warren, New Jersey, adjacent to the Company's existing facility. USLR has completed construction of certain office and manufacturing areas of the new facility. Located in the new facility is the Company's new wafer fabrication facility. During 1997, the Company installed equipment in the wafer fabrication facility and began the process of qualifying the equipment and processes. The Company expects to continue the qualification process in 1998 and commence production in the new wafer fabrication facility during the first half of 1999.

      The Company expects that the new wafer fabrication facility will enable the Company to approximately double its 1997 production levels. The new wafer fabrication facility will have additional space in which the Company expects to add more manufacturing capacity in the future. The Company believes that it could increase its wafer production capacity further if necessary by upgrading this facility for the production of six-inch diameter wafers.

      During the first quarter of 1998, the Company moved certain assembly and test operations (along with support operations) from its old fabrication facility into the new wafer fabrication facility.

      ANADIGICS' wafer processing technology has been developed for reliable high volume manufacturing. The Company has developed a GaAs D-MESFET process that it uses to produce all of its products. By using ion implant variations, the Company can optimize performance and yield, allowing it to produce, for example, high linearity, low-noise, receiver integrated circuits or transmitter integrated circuits with high power and efficiency.

      Completed wafers are shipped to contractors in Asia for assembly in integrated circuit packages. Once assembled by the contractor, packaged integrated circuits are shipped to the Company's Warren, New Jersey facility for final testing. The Company believes that its automated test systems are important to its ability to manufacture high quality integrated circuits at low cost. ANADIGICS has a staff of test engineers that designs and builds custom test systems and programs commercially available test systems to facilitate rapid testing of its GaAs integrated circuits at high frequencies. See "Risk Factors--Possible Production Capacity Constraints; Possible Delay in Construction of New Production Facility" and "--Dependence on Semiconductor Assembly Contractors".

      The Company's design and manufacturing processes were certified as ISO 9001 compliant in December 1993. Since that date, the Company has maintained compliance with this standard.

RESEARCH AND DEVELOPMENT

      The Company's research and development has been focused on developing low cost, high volume production of GaAs integrated circuit products for the telecommunication and television industries. During 1997, approximately two-thirds of the Company's research and development expenses were for the development of integrated circuits for cellular, PCS and other wireless applications and the remaining one-third was primarily for the development of integrated circuits for fiber optic telecommunications applications and cable television applications. As of March 3, 1998, the Company had approximately 110 engineers assigned primarily to research and development. In 1995, 1996 and 1997, the Company expended $11.7 million, $12.0 million and $16.8 million, respectively, for Company-sponsored research and development and $1.8 million, $3.2 million and $1.6 million, respectively, for customer sponsored research and development.

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

RAW MATERIALS

      Blank GaAs wafers and other raw materials and equipment used in the production of the Company's GaAs integrated circuits are available from several suppliers. The Company currently has two qualified blank wafer suppliers, both located in Japan. Although the Company has not experienced any significant delay in obtaining wafers or components, no assurances can be given that a shortage will not arise in the future. See "Risk Factors--Limited Sources for Certain Components, Materials and Equipment".

COMPETITION

      While competition in all of the markets for the Company's current products is intense, the basis on which the Company competes varies by product. Competitors in the wireless market are entrenched suppliers of discrete receiver front-end devices such as Fujitsu Microelectronics Inc., Mitsubishi Electric Corp., Motorola, Inc., Philips Electronics N.V. and Siemens AG; discrete hybrid power amplifiers suppliers such as Fujitsu Microelectronics Inc., Hitachi, Ltd., Matsushita Electric Industrial Co. Ltd., Mitsubishi Electric Corp. and Philips Electronics N.V.; and GaAs integrated circuit manufacturers for receiver front-end or power amplifiers such as Fujitsu Microelectronics Inc., Motorola, Radio Frequency Microwave Devices Inc., Raytheon Co., Rockwell International Inc. and TriQuint Semiconductor, Inc. The Company competes in the wireless market generally on the basis of price and product performance.

      In the cable and broadcast television markets, ANADIGICS' integrated circuits compete primarily with manufacturers of discrete components. In these markets, the Company competes on the basis of price and product performance, specifically as they relate to the ability of its GaAs integrated circuits to replace a large number of discrete components. Manufacturers of discrete components include Fujitsu Microelectronics Inc., Mitsubishi Electric Corp., NEC Corp., Philips Electronics N.V. and Siemens AG. Competition from other GaAs integrated circuit manufacturers, which include Raytheon Co. and Fujitsu Microelectronics Inc., has emerged in the broadcast television market.

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

      Many of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Increased competition could adversely affect the Company's revenue and profitability by causing it to reduce prices or by reducing demand for the Company's products.

EMPLOYEES

      At December 31, 1997, the Company had approximately 580 employees, none of whom was a member of a labor union. The Company believes its labor relations to be good and has never experienced a work stoppage. See "Subsequent Events" in
Item 7 - Management's Discussion and Analysis of
Financial Condition and Results of Operations.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

      It is the Company's practice to seek U.S. and foreign patent and copyright protection on its products and developments where appropriate and to protect its valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. As of December 31, 1997, the Company owns thirteen U.S. patents and has seven pending U.S. patent applications and two pending foreign patent applications filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1988 to 1997 and will expire between 2006 to 2015.

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

DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS

      The Company receives most of its revenues from a few significant customers. Sales to the Company's three largest customers in each of the past three years accounted for 56%, 45% and 62% of net sales in 1995, 1996 and 1997, respectively. Ericsson, Qualcomm PE and Qualcomm (combined), and General Instrument accounted for 33%, 16%, and 13% of 1997 net sales, respectively. The Company's operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If the Company were to lose a major customer, or if sales to a major customer were to decrease materially, the Company's results of operations would be materially and adversely affected. See "The Company--Target Markets and Products" in this Section and "Subsequent Events" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

POSSIBLE DELAYS IN DEVELOPMENT OF NEW MARKETS; UNCERTAINTY OF ACCEPTANCE OF NEW PRODUCTS

      The Company supplies GaAs integrated circuits for mass-market applications related to communication, information and video entertainment systems. The extent of the Company's success will depend to a considerable extent upon the continued worldwide growth and increased availability of cellular and PCS communications applications and services. No assurance can be given regarding the rate at which the markets for such applications will develop or the Company's ability to produce competitive products for such applications and systems as they develop. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, achievement of acceptable manufacturing yields and market acceptance of its products and its customer's products. No assurance can be given that the Company's product and process development efforts will be successful or that its new products or its customer's new products will achieve market acceptance.

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

POSSIBLE PRODUCTION CAPACITY CONSTRAINTS; POSSIBLE DELAY IN CONSTRUCTION OF NEW PRODUCTION FACILITY

      The Company currently manufactures all of its integrated circuits at its four-inch wafer fabrication facility located at 35 Technology Drive in Warren, New Jersey. The Company believes that this facility should be able to satisfy its production needs through the end of 1998. However, if production volumes were to significantly increase from 1997 levels, the Company may be required to successfully hire, train and manage additional production personnel in order to successfully increase production capacity at this facility. There can be no assurance that the Company will be able to implement these changes successfully. If the increase in production capacity is delayed for any reason, the Company will be limited in its ability to increase sales volumes. In addition, a failure to increase production could adversely affect relationships with customers if the Company does not have sufficient capacity to satisfy the demand for its products.

      The Company is currently in the process of qualifying a new wafer fabrication facility located at 141 Mount Bethel Road, Warren, New Jersey. Qualification activities are expected to continue in 1998 and production is expected to commence in the first half of 1999. There can be no assurance that the Company will successfully qualify the wafer fabrication facility and failure to do so would have a material adverse effect on its operations.

      The successful operation of the new facility, once completed, as well as the Company's overall production operations, will also be subject to numerous risks. The Company will be required to hire, train and manage production personnel successfully in order to operate effectively the new facility. The Company does not have excess production capacity at its 35 Technology Drive facility to offset any failure of the new facility to meet planned production goals beyond 1998. The failure of the Company to successfully operate the new facility would have a material and adverse effect on its results of operations.

      The Company will also have to effectively coordinate and manage two wafer fabrication facilities to successfully meet its overall production goals in the future. The Company has no experience in coordinating and managing full scale production facilities which are located at different sites. The failure to successfully coordinate and manage the two sites would adversely affect the Company's overall production and could have a material and adverse effect on its results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

PRODUCT LIFE CYCLES

      The life cycles of certain products manufactured by the Company are heavily dependent upon the life cycles of the end products which include the Company's products. The Company estimates that current life cycles for cellular and PCS telephone handsets, and in turn the Company's cellular and PCS products, are approximately 18 to 24 months.

      Products with short life cycles (i.e. less than two years) require the Company to closely manage production and inventory levels. There can be no assurance that the Company will not be materially effected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for the Company's products and/or the estimated life cycles of the end products which include the Company's products.

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

      Increased competition could result in decreased prices of GaAs integrated circuits, reduced demand for the Company's products and a reduction in the Company's ability to recover development engineering costs. Any of these developments could materially and adversely affect the Company's results of operations. Most of the Company's current and potential competitors, including Fujitsu Microelectronics Inc., ITT Corp., Motorola Inc., Radio Frequency Microwave Devices, Inc., Raytheon Co. and Rockwell International Corp., have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors. See "The Company--Competition".

DEPENDENCE ON SEMICONDUCTOR ASSEMBLY CONTRACTORS

      The Company does not assemble its integrated circuits; instead it provides the GaAs integrated circuit dice and, in some cases, packaging components to various integrated circuit assembly vendors, all of which are located in Asia. The Company (when economical) attempts to maintain more than one qualified service supplier for each assembly process, but at times is unable to achieve this goal because of minimum volume requirements, service quality issues or other factors. The Company's inability to obtain sufficient high quality and timely assembly service, or the loss of any of its current assembly vendors, would result in delays or reductions in product shipment, and/or reduced product yields that could materially and adversely affect its results of operations.

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

INTERNATIONAL SALES AND OPERATIONS

      Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for approximately 68%, 65% and 57% of total net sales for 1995, 1996 and 1997, respectively. The Company expects that revenues derived from international sales will continue to represent a significant portion of its total net sales. International sales are subject to a variety of risks, including those arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of the Company's foreign sales are currently denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. In addition, there can be no assurance that the Company's international customers will continue to accept orders denominated in U.S. dollars. If such customers do not continue to accept orders denominated in U.S. dollars, the Company's reported sales and earnings would become more directly subject to foreign exchange fluctuations.

      During February 1998, the Company received order cancellations from one of the Company's customers as a result of the economic turmoil in Asia. Continued economic turmoil in the Asian markets, or elsewhere in the world, may adversely impact the Company's customer's ability to sell its products in those effected markets or to customers producing for the effected market.

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

      As is typical in the semiconductor industry, the Company has been notified, and may be notified in the future, that it is infringing certain patent and/or other intellectual property rights of others. Currently, there is one unresolved notice claiming that the Company is infringing intellectual property rights of others. The Company believes this assertion is without merit and intends to defend such action vigorously. In the event of such infringement, no assurance can be given that licenses could be obtained on commercially reasonably terms. The Company does not believe that the failure to obtain necessary licenses or other rights would have a material adverse effect on the Company's business.

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

DEPENDENCE ON KEY MANAGERIAL AND TECHNICAL PERSONNEL

      The Company's success depends in part upon attracting and retaining the services of its managerial and technical personnel. To the extent the Company proceeds with its future expansion plans, it may be required to hire additional personnel. The competition for qualified personnel is intense. There can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract, assimilate or retain other managerial and skilled technical personnel in the future. The Company does not maintain "key person" life insurance policies on any of its key personnel. See "The Company--Employees" and "Item 10. Directors and Executive Officers of the Registrant".

ITEM 2. PROPERTIES.

      The Company's corporate headquarters are located in Warren, New Jersey. The Company currently occupies space in three buildings, all of which are located in the same industrial park. Approximately 72,000 square feet of office and manufacturing space is occupied in a building located at 35 Technology Drive under a lease expiring on May 1, 2005, the terms of which may be extended for an additional ten year period and two additional five year periods. Approximately 20,000 square feet of office space is occupied in a building located at 30 Technology Drive under a five year rental agreement. In 1996, the Company leased an additional 167,000 square feet of manufacturing and office located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty year lease expiring on December 31, 2016.

ITEM 3. LEGAL PROCEEDINGS.

      On January 29, 1998, the Company announced its results for the quarter and year ended December 31, 1997 and also announced that it was experiencing a substantial reduction in orders and forecasts for orders from its wireless customers, which will result in significantly lower sales in the first quarter and could result in a net loss for the period. On the day following the announcement, the price of the Company's common stock declined from a closing price of $33 13/16 on January 29, 1998 to a closing price of $14 1/8 on January 30, 1998.

      On or about March 2, 1998, two proposed class action lawsuits, captioned
(i) Jean Assuncao v. Anadigics, Inc. Ronald Rosenzweig, George Gilbert and Harry Rein, No. 98-CV-917, and (ii) Office and Professional Employees International Union Local 153 Pension Fund v. Anadigics, Inc., Ronald Rosenzweig, George Gilbert and Harry Rein, No. 98-CV-919, were filed in the United States District Court for the District of New Jersey. On or about March 3, 1998, a third proposed class action lawsuit, captioned Beatrice Kotler v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-CV-923, was also filed in the United States District Court for the District of New Jersey. A fourth proposed class action lawsuit, captioned Gray v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-CV-1337, was filed in the United States District Court for the District of New Jersey on or about March 16, 1998. (The Assuncao, Union Local 153, Kotler and Gray actions are collectively referred to hereafter as the "Lawsuits"). The Complaints filed in the Lawsuits seek unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities and Exchange Act of 1934 and, as set forth in the Union Local 153, Kotler and Gray Complaints, common law fraud and/or negligent misrepresentation. The Complaints allege that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods. The longest class period alleged in the Complaints runs from August 6, 1997 through January 30, 1998. Although the Company is unable at this time to assess the probable outcome of the Lawsuits or the materiality of the risk of loss in connection therewith (given the early stage of the litigation and the fact that none of the Complaints alleges damages with any particularity), the Company believes that it has acted responsibly and intends to vigorously defend the Lawsuits.

      The Company is also involved in other threatened and pending legal proceedings arising in the course of the Company's business. The adverse outcome of any of these other legal proceedings is not expected to have a material adverse effect on the results of operation or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

                                                   HIGH(1)    LOW(1)
                                                  ---------  ---------

1997
Fourth Quarter................................   $   51.38   $  21.00
Third Quarter.................................       54.25      30.50
Second Quarter................................       35.50      22.50
First Quarter.................................       37.68      24.00


1996
Fourth Quarter................................   $   27.00   $  16.33
Third Quarter.................................       23.50      13.92
Second Quarter................................       20.50      13.92
First Quarter.................................       15.17      11.83

      As of February 13, 1998, there were 14,703,704 shares of Common Stock outstanding and 347 holders of record of the Common Stock.

      The Company has never paid cash dividends on its capital stock. The Company's bank credit agreement prohibits the payment of cash dividends without the consent of the lender thereunder. See Note 8 to the Financial Statements. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected financial data are derived from the Financial Statements of ANADIGICS. The data should be read in conjunction with Item 10. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, related Notes and other financial information included herein.

                                                        YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------
                                       1993        1994        1995        1996         1997
                                     ---------  ----------  ----------  -----------  -----------

                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................... $   29,024  $   34,832  $   51,460  $    68,864  $   102,536
Cost of sales......................     15,323      18,454      24,995       38,887       56,093
                                    ----------  ----------  ----------  -----------  -----------
Gross profit.......................     13,701      16,378      26,465       29,977       46,443
Research and development...........      6,699       9,195      11,733       12,036       16,765
Selling and administrative
  expense..........................      4,171       4,530       6,640        8,206       12,139
                                    ----------  ----------  ----------  -----------  -----------
Operating income...................      2,831       2,653       8,092        9,735       17,539
Interest expense...................      1,009         831         573          371          155
Interest income....................        166         343       1,301        1,739        3,384
                                    ----------  ----------  ----------  -----------  -----------
Income before income taxes.........      1,988       2,165       8,820       11,103       20,768
Provision (benefit) for
  income taxes(1)..................         52         300       1,527         (888)       5,439
                                    ----------  ----------  ----------  -----------  -----------
Net income(1)......................  $   1,936  $    1,865  $    7,293  $    11,991  $    15,329
                                     =========  ==========  ==========  ===========  ===========
Diluted earnings per share(1)(2)...  $    0.28  $     0.23  $     0.64  $      0.93  $      1.02
                                     =========  ==========  ==========  ===========  ===========
Weighted average common and
  dilutive securities
  outstanding(2)...................  6,940,401   8,260,430  11,374,745   12,907,851   15,063,879

                                                                 AT DECEMBER 31,
                                              ---------------------------------------------------
                                                 1993       1994       1995       1996      1997
                                              ---------  ---------  ---------  ---------  -------

                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital............................. $   5,469  $  11,349  $  35,953   $ 37,825  $ 64,836
Total assets................................    21,850     30,885     66,250     86,996   168,084
Current maturities of capital lease
  obligations...............................     4,510      3,829      1,718      1,292       425
Capital lease obligations, less current
  portion...................................     3,475      2,807      1,919        627       389
Total stockholders' equity..................    10,394     20,520     53,823     70,557   146,463

(1) Includes recognition of a net deferred tax benefit of approximately $1.2 million (diluted earnings per share $0.11), $3.6 million (diluted earnings per share of $0.28) and $1.9 million (diluted earnings per share of $0.13) in 1995, 1996 and 1997, respectively. See Item 10. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1997 Compared to 1996 and 1996 Compared to 1995--Provision (Benefit) for Income Taxes" and Note 6 to the consolidated financial statements contained in Item 8 - Financial Statement and Supplementary Data.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements contained in Item 8 - Financial Statement and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Company was organized in 1984 and initially focused on the development and manufacture of GaAs integrated circuits for low volume defense and aerospace applications. In 1988 the Company began shifting its strategy to focus on RF/microwave communications systems for high volume applications, and began production for these applications in 1989. The first high volume application for its technology was in DBS systems. Product sales in 1990 and 1991 were chiefly DBS television integrated circuits, and fiber optic integrated circuits which were sold primarily to telecommunication infrastructure manufacturers. In 1992 the Company introduced integrated circuits for cable television and expanded its DBS product offerings. In late 1994 the Company entered the wireless communications market with the introduction of cellular telephone integrated circuits. The Company's net sales have grown from $20.2 million in 1992 to $102.5 million in 1997. To date, the Company has delivered nearly 100 million GaAs integrated circuits, including over 37 million in 1997.

RESULTS OF OPERATIONS

      The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                                 1995         1996        1997
                                                           -----------  -----------  -----------
Net sales..............................................         100.0%       100.0%      100.0%
Cost of sales..........................................          48.6         56.5        54.7
                                                                -----        -----       -----
Gross profit...........................................          51.4         43.5        45.3
Research and development...............................          22.8         17.5        16.4
Selling and administrative expense.....................          12.9         11.9        11.8
                                                                -----        -----       -----
Operating income.......................................          15.7         14.1        17.1
Interest expense.......................................           1.1          0.5         0.2
Interest income........................................           2.5          2.5         3.3
                                                                -----        -----       -----
Income before income taxes.............................          17.1         16.1        20.2
Provision (benefit) for income taxes...................           2.9         (1.3)        5.3
                                                                -----        -----       -----
Net income.............................................          14.2%        17.4%       14.9%
                                                                =====        =====       =====

    1997 COMPARED TO 1996

      NET SALES. Net sales during 1997 increased 49% to $102.5 million from $68.9 million in 1996. Net sales consist of product sales and engineering service sales. Net product sales increased 54% to $101.0 million from $65.7 million in 1996. Engineering service sales decreased 51% during 1997 to $1.5 million from $3.2 million in 1996.

      Sales of integrated circuits for cellular and PCS applications increased 144% during 1997 to $59.7 million from $24.5 million in 1996 as a result of higher volumes. During 1997, the Company sold power amplifier integrated circuits for all three major wireless digital standards, including GSM, TDMA and CDMA. As a percentage of total sales, sales of integrated circuits for the GSM, TDMA, and CDMA frequency bands were approximately 37%, 24%, and 28%, respectively in 1997. Sales of integrated circuits for cable television applications in 1997 increased 51% to $20.8 million from $13.8 million in 1996 as demand for integrated circuits used in set top converters and cable modems increased.

      Sales of integrated circuits for fiber optic SONET, SDH and ATM telecommunication applications decreased 1% during 1997 to $11.5 million from $11.6 million in 1996. Sales of integrated circuits for DBS television applications decreased 43% during 1997 to $9.0 million from $15.8 million in 1995 as demand from European manufacturers of DBS equipment for the European market decreased.

      Generally, selling prices for same product sales were lower in 1997 compared to 1996.

      GROSS MARGIN. Gross margin during 1997 increased to 45.3% from 43.5% in 1996. The increase was due to manufacturing efficiencies, which resulted in part from the conversion from three-inch wafers used in 1996 to four-inch wafers used during 1997, higher production volume and improved production yields. These factors were partially offset by additional costs associated with assembly and packaging quality problems on certain products that were incurred during the fourth quarter of 1997 and a shift in sales mix to lower margin products during 1997, compared to 1996.

      The Company believes that lower production volumes, shorter product life cycles, and lower selling prices for its cellular and PCS integrated circuits will adversely impact its gross margin during 1998, and anticipates that its first quarter 1998 gross margin will be below the fourth quarter 1997 level of 39.5%.

      RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 39% during 1997 to $16.8 million from $12.0 million during 1996. The increase was primarily attributable to increased research and development of integrated circuits for cellular, PCS, and other wireless applications. As a percentage of sales, these expenses declined to 16.4% during 1997 from 17.5% during 1996.

      During 1997, approximately two-thirds of the Company's research and development expenses were for the development of integrated circuits for cellular, PCS and other wireless applications, compared to approximately one-half in 1996.

      SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 48% during 1997 to $12.1 million from $8.2 million during 1996. As a percentage of sales, these expenses declined during 1997 to 11.8% from 11.9% during 1996. Administrative expenses increased 64% in 1997 due in part to increased compensation, recruiting and training costs. Selling expenses increased by 32% in 1997 due to staffing increases primarily associated with the expansion of the Company's wireless integrated circuit sales efforts, increased consulting fees, and increased sales commission expense.

      INTEREST INCOME AND INTEREST EXPENSE. Interest income increased $1.7 million during 1997 to $3.4 million from $1.7 million during 1996. The increase was due to higher invested cash balances following the receipt of proceeds from the public offering of the Company's common stock in February, 1997. Interest expense decreased by $0.2 during 1997 to $0.2 million from $0.4 million during 1996 on lower levels of indebtedness.

      PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes during 1997 was $5.4 million, or 26.2% of pre-tax income. The benefit for income taxes in 1996 was $0.9 million, or 8% of pre-tax income. The provision for income taxes in 1997 included a $1.9 million reduction in the valuation allowance (which is explained below), which had been recorded prior to 1997 with respect to deferred tax assets (primarily federal net operating loss ("NOL") carryforwards). The benefit for income taxes in 1996 arose from a $5.2 million reduction in the valuation allowance, which had been recorded prior to 1996 with respect to deferred tax assets (primarily NOL carryforwards).

      As of December 31, 1996, the Company had net deferred tax assets of approximately $15.7 million, which primarily consisted of federal NOL carryforwards of $12.6 million and general business credit carryforwards of $0.8 million. A valuation allowance of $10.8 million was provided for the federal NOLs and general business credit carryforwards as of December 31, 1996. As of December 31, 1997, the Company had net deferred tax assets of approximately $3.5 million and no valuation allowance.

      The reductions in the net deferred tax assets and the valuation allowance from 1996 to 1997 primarily resulted from; (1) the Company's determination that certain pre-1989 federal NOL and general business credit carryforwards that were severely restricted under Section 382 of the Internal Revenue Code would not be utilized prior to their expiration, and (2) the results of an Internal Revenue Service examination completed in 1997 which resolved uncertainties regarding possible limitations of federal NOL carryforwards and general business credit carryforwards generated between 1989 and 1992. The Company had been providing taxes in 1996 and prior years as if the use of these federal NOLs and general business carryforwards were restricted.

      The reduction in the pre-1989 NOLs and general business credit carryforwards noted above had no effect on net income. The reduction in the federal NOLs and general business credit carryforwards generated between 1989 and 1992 resulted in a reduction of the current federal provision for income tax expense. The effect of this reduction was an increase in net income in 1997 of approximately $1.9 million.

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

      PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes during 1996 was $0.9 million, or 8% of pre-tax income. The provision for income taxes in 1995 was $1.5 million, or 17% of pre-tax income. The benefit for income taxes in 1996 arose from a reduction in a valuation allowance which had been recorded prior to 1996 with respect to deferred tax assets (primarily NOL carryforwards).

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997 the Company had $25.7 million of cash and cash equivalents on hand and $25.6 million in marketable securities. There were no borrowings outstanding under the Company's credit facilities at December 31, 1997.

      The Company's $20.0 million revolving bank credit facility provides for interest at the bank's base rate minus 50 basis points or, at the Company's discretion, other market-based rates. The Company also has the option to swap floating rate for fixed rate loans at the time of draw down. The draw down period expires on July 1, 1999. Any drawdowns may be paid over a term of up to sixty months. Its availability is subject to a number of financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. Substantially all of the assets of the Company are pledged as security for the repayment of amounts drawn under this revolving bank credit facility. The Company also has a $10.0 million line of credit from the same bank. This facility expires on July 1, 1998 and provides for interest at the bank's base rate minus 75 basis points or, at the Company's discretion, other market-based rates. Its availability is subject to approval by the bank. Substantially all of the assets of the Company are pledged as security for the repayments of amounts drawn on this bank line of credit.

      Operations generated $14.3 million in cash during 1997 and investing activities used $68.7 million of cash during 1997. Capital expenditures of $52.1 million were made during 1997 and net purchases of marketable securities were $16.6 million during 1997. The capital expenditures consisted of equipment and leasehold improvements for the Company's new wafer fabrication facility and related manufacturing areas, expansion of the Company's existing wafer fabrication facility, and increased assembly, test and research and development capacities. The Company plans to continue activities associated with qualifying its new wafer fabrication facility during 1998 and anticipates commencing production in the first half of 1999.

      At December 31, 1997 the Company had committed to purchase approximately $15 million of equipment and leasehold improvements. During 1998, the Company expects to spend approximately $14 million on equipment and approximately $4 million on leasehold improvements.

      Net cash generated by financing activities was $57.0 million during 1997. The Company received approximately $55.4 million (net of expenses) upon completion of a public offering of 1,875,000 shares of the Company's common stock.

      In 1997, income taxes paid were $2.8 million, while the provision for income taxes was $5.4 million.

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

IMPACT OF YEAR 2000

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company plans to initiate formal communications with all of its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. The total cost of the Year 2000 project is estimated at $1 million and is being funded through operating cash flows. Of the total project cost, approximately one-half is attributable to the purchase of new software which will be capitalized. The remaining one-half will be expensed when incurred. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

SUBSEQUENT EVENTS

      During January and February 1998, the Company experienced a substantial reduction in orders from its cellular and PCS customers. As a result, the Company anticipates significantly lower sales in the first quarter of 1998, resulting in a loss for the period. The lower demand is due to several factors, including increased competition, a shift in demand to lower cost phones not using ANADIGICS parts, customer delays in ramp-up of new generation dual-band phones using the Company's new parts, and in part, to the effect of the Asian financial crisis on the wireless communications market. In response to the lower demand, the Company reduced staff by 100 employees and recorded a workforce reduction charge of $1.1 million during March 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         Report of Independent Auditors


The Board of Directors and Stockholders
ANADIGICS, Inc.


We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

MetroPark, New Jersey
January 27, 1998, except for
  Notes 12 and 13 as to which
  the date is March 19, 1998

                                 ANADIGICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                        -------------------
                                                                          1996       1997
                                                                        --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents .........................................   $ 23,112   $ 25,675
  Marketable securities .............................................      9,008     15,826
  Accounts receivable, net of allowance for doubtful accounts of $340
    and $396 in 1996 and 1997, respectively .........................     10,696     17,999
  Inventory .........................................................      8,901     19,678
  Prepaid expenses and other current assets .........................      1,221      1,470
  Deferred taxes ....................................................        699      4,461
                                                                        --------   --------
Total current assets ................................................     53,637     85,109

Marketable securities ...............................................                 9,801
Plant and equipment:
  Equipment and furniture ...........................................     40,151     58,916
  Leasehold improvements ............................................      3,710      4,212
  Projects in process ...............................................      6,702     39,540
                                                                        --------   --------
                                                                          50,563    102,668
  Less accumulated depreciation and amortization ....................     21,830     30,419
                                                                        --------   --------
                                                                          28,733     72,249
Deferred taxes ......................................................      4,131
Deposits ............................................................        495        925
                                                                        --------   --------
                                                                        $ 86,996   $168,084
                                                                        ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................   $  7,173   $ 11,223
  Accrued liabilities ...............................................      3,671      6,186
  Income taxes payable ..............................................      3,676      2,439
  Current maturities of capital lease obligations ...................      1,292        425
                                                                        --------   --------
Total current liabilities ...........................................     15,812     20,273

Deferred taxes ......................................................                   959
Capital lease obligations, less current portion .....................        627        389
Commitments and contingencies .......................................
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding ......................................
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding ...................
  Common stock, $0.01 par value, 34,000,000 shares authorized,
    12,564,678 and 14,657,089 issued and outstanding at December 31,
    1996 and 1997, respectively .....................................        126        147
  Additional paid-in capital ........................................     98,800    159,356
  Accumulated deficit ...............................................    (28,369)   (13,040)
                                                                        --------   --------
Total stockholders' equity ..........................................     70,557    146,463
                                                                        --------   --------
                                                                        $ 86,996   $168,084
                                                                        ========   ========

                             See accompanying notes.

                                 ANADIGICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             1995        1996        1997
                                                          ---------  ----------  ----------
Net sales............................................... $   51,460  $   68,864  $  102,536
Cost of sales...........................................     24,995      38,887      56,093
                                                         ----------  ----------  ----------
Gross profit............................................     26,465      29,977      46,443
Research and development expenses.......................     11,733      12,036      16,765
Selling and administrative expenses.....................      6,640       8,206      12,139
                                                         ----------  ----------  ----------
                                                             18,373      20,242      28,904
                                                         ----------  ----------  ----------
Operating income........................................      8,092       9,735      17,539
Interest expense........................................        573         371         155
Interest income.........................................      1,301       1,739       3,384
                                                         ----------  ----------  ----------
Income before income taxes..............................      8,820      11,103      20,768
Provision (benefit) for income taxes....................      1,527        (888)      5,439
                                                         ----------  ----------  ----------
Net income.............................................. $    7,293  $   11,991      15,329
                                                         ==========  ==========  ==========

Basic earnings per share................................ $     0.67  $     0.97  $     1.07
                                                         ==========  ==========  ==========

Weighted average common shares outstanding.............. 10,857,450  12,355,311  14,279,957
                                                         ==========  ==========  ==========

Diluted earnings per share.............................. $     0.64  $     0.93  $     1.02
                                                         ==========  ==========  ==========
Weighted average common and dilutive securities
  outstanding........................................... 11,374,745  12,907,851  15,063,879
                                                         ==========  ==========  ==========

                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                 COMMON
                                                                  STOCK,
                                            JUNIOR              CONVERTIBLE     COMMON    ADDITIONAL           TOTAL
                               PREFERRED   PREFERRED    COMMON      NON-        STOCK      PAID-IN     ACCUMULATED STOCKHOLDERS'
                                 STOCK       STOCK      STOCK     VOTING      SUBSCRIBED   CAPITAL       DEFICIT       EQUITY
                              -----------  ----------  -------  -----------  -----------  ----------    ---------    -----------
Balance, December 31, 1994..     $ 1,111       $ 3        $ 12                  $ (32)     $ 67,079      $ (47,653)     $ 20,520
  Mandatory conversion of
    Preferred Stock to
    Common Stock............      (1,111)       (3)         63   $      5                     1,046
  Issuance of Common Stock
    in initial public
    offering, net of
    expenses................                                35                               25,073                        25,108
  Stock options exercised...                                 5                                  171                           176
  Repayment of employee
    receivables.............                                                       29           (10)                           19
  Shares issued under
    employee stock purchase
    plan....................                                 1                                  706                           707
  Net income................                                                                                 7,293          7,293
                              -----------  ---------  --------   -----------  -----------  ----------    ---------      ---------
Balance, December 31, 1995..       --         --           116           5         (3)       94,065        (40,360)        53,823
  Exercise of warrants......                                 3                                3,607                         3,610
  Conversion of non-voting
    Common Stock to Common
    Stock...................                                 5          (5)
  Stock options exercised...                                 1                                  348                           349
  Repayment of employee
    receivables.............                                                        3                                           3
  Shares issued under
    employee stock purchase
    plan....................                                 1                                  780                           781
  Net income................                                                                                11,991         11,991
                              -----------  ---------  --------   -----------  -----------  --------      ---------      ---------
Balance, December 31, 1996..      --          --           126        --           --        98,800        (28,369)        70,557
 Issuance of Common Stock
    in public offering, net
    of expenses.............                                19                               55,373                        55,392
  Stock options exercised...                                 2                                1,700                         1,702
  Shares issued under
    employee stock purchase
    plan....................                                                                    978                           978
  Tax effect of stock
    options exercised                                                                         2,505                         2,505
  Net income................                                                                                15,329         15,329
                              -----------  ---------  --------   -----------  -----------  --------      ---------      ---------
Balance, December 31, 1997..      --          --      $    147        --           --      $159,356      $ (13,040)     $ 146,463
                              ===========  =========  ========   ===========  ===========  ========      =========      =========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   1995       1996       1997
                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................  $   7,293  $  11,991  $  15,329
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation................................................      2,317      3,865      7,644
  Amortization................................................      2,227      2,323        945
  Deferred taxes..............................................     (1,216)    (3,614)     1,328
  Changes in operating assets and liabilities:
    Accounts receivable.......................................     (1,515)    (3,317)    (7,303)
    Inventory.................................................       (752)      (166)   (10,777)
    Prepaid expenses and other current assets.................       (485)      (240)      (249)
    Deposits..................................................        180       (215)      (430)
    Accounts payable..........................................      1,083      4,502      4,050
    Income taxes payable......................................      1,993      1,584      1,268
    Accrued liabilities.......................................      1,985       (356)     2,515
                                                                ---------  ---------  ---------
Net cash provided by operating activities.....................     13,110     16,357     14,320

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment...............................     (9,488)   (16,444)   (52,105)
Purchase of marketable securities.............................    (39,116)   (15,453)   (43,768)
Proceeds from sales of marketable securities..................     16,337     29,233     27,149
                                                                ---------  ---------  ---------
Net cash used in investing activities.........................    (32,267)    (2,664)   (68,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases...................     (1,931)    (1,718)    (1,105)
Repayment of notes payable and debt...........................     (3,083)
Exercise of warrants..........................................                 3,610
Issuances of common stock.....................................     25,982      1,130     58,072
Proceeds of common stock subscribed...........................         19          3
                                                                ---------  ---------  ---------
Net cash provided by financing activities.....................     20,987      3,025     56,967
                                                                ---------  ---------  ---------

Net increase in cash and cash equivalents.....................      1,830     16,718      2,563
Cash and cash equivalents at beginning of period..............      4,564      6,394     23,112
                                                                ---------  ---------  ---------
Cash and cash equivalents at end of period....................  $   6,394  $  23,112  $  25,675
                                                                =========  =========  =========

Non-cash investing and financing activities:
Acquisition of plant and equipment under financing leases.....  $     957
Conversion of operating leases to capital leases..............      1,056
                                                                ---------
                                                                $   2,013
                                                                =========
Interest paid.................................................  $     579  $     343    $   155
                                                                =========  =========    =======
Taxes paid....................................................  $     750  $   1,142   $  2,843
                                                                =========  =========    =======

                             See accompanying notes.

                                 ANADIGICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

      ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF") and microwave frequency gallium arsenide ("GaAs") integrated circuits. The Company's products are used to receive and transmit signals in a variety of high volume, wide-band communications applications in cellular telephone systems and personal communication systems ("PCS"), in cable and broadcast television systems, and in fiber optic communications systems. The Company designs, develops and manufactures integrated circuits in GaAs semiconductor material that allows the integration of numerous RF/microwave functions which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits can typically replace 30 to 100 discrete components, permitting manufacturers of end products to reduce the size and weight of their products, improve reliability, reduce manufacturing time and cost and enhance system performance.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

    CONCENTRATION OF CREDIT RISK

      The Company grants trade credit to its customers which are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs continuing credit evaluations of its customers and generally does not require collateral. Accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from individual customers.

      Approximately 48% of the Company's net sales in 1995 were to two customers, accounting for 30% and 18% of net sales. Approximately 44% of the Company's net sales in 1996 were to three customers, accounting for 16%, 16%, and 12% of net sales. Approximately 62% of the Company's net sales in 1997 were to three customers, accounting for 33%, 16% and 13% of net sales; accounts receivable from these customers accounted for 68% of total accounts receivable at December 31, 1997.

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

    REVENUE RECOGNITION

      Production revenue is recorded when products are shipped to customers. Revenues under customer-funded research and development contracts, which are recorded relative to the deliverables and other contractual obligations were $1,863 in 1995, $3,193 in 1996, and $1,566 in 1997, and are included in net sales on the statements of income.

      WARRANTY COSTS

      The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued Liabilities in the consolidated balance sheet.

    COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

      All direct internal and external costs incurred in connection with the designing of software configuration and software interface, installing hardware and testing systems are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are amortized on a straight-line basis over three years.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PLANT AND EQUIPMENT

      Plant and equipment are stated at cost. Depreciation of plant and equipment has been provided on the straight-line method over 3-5 years.

      The cost of equipment acquired under capital leases was $13,339 and $13,045 at December 31, 1996 and 1997, respectively, and accumulated amortization was $10,996 and $11,941 at December 31, 1996 and 1997, respectively. Equipment acquired under capital leases, which contain a bargain purchase option, are amortized over the useful life of the leased equipment. All other equipment acquired under capital leases are amortized over the life of the lease.

    INCOME TAXES

      Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    RESEARCH AND DEVELOPMENT COSTS

      The Company charges all research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to customer-funded research and development contracts are classified as cost of sales.

    CASH EQUIVALENTS

      The Company considers as cash equivalents all highly liquid marketable securities with an original maturity of three months or less.

    MARKETABLE SECURITIES

      Marketable securities consist of fixed income investments (U.S. Government obligations and short-term commercial paper) with maturities of one month to twenty months as of December 31, 1997 which can be readily purchased or sold using established markets. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such securities are classified as available for sale and, accordingly, are carried at fair value which approximates cost at December 31, 1996 and 1997. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income.

    STOCK BASED COMPENSATION

      As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

    IMPAIRMENT OF LONG-LIVED ASSETS

      The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts of those assets.

    EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("FASB 128"). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the FASB 128 requirements.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REPORTING COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FASB 130"). FASB 130 establishes new standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of FASB 130 will not effect results of operations or financial position, but will require unrealized gains (losses) on the Company's available-for-sale securities, which currently would be reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. FASB 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt FASB 130 on January 1, 1998. If the Company adopted FASB 130 for the year ended December 31, 1997, the total of other comprehensive income items and comprehensive income (which includes net income) would be $37 and $15,366, respectively, and would be displayed separately.

   DISCLOSURES ABOUNT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("FASB 131"). FASB 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FASB 131 is effective for fiscal years beginning after December 15, 1997. The adoption of FASB 131 will have no impact on the Company's consolidated results of operation, financial position or cash flows.

      RECLASSIFICATIONS

      Certain amounts as of December 31, 1996 have been reclassified to conform with the December 31, 1997 presentation.

2. INVENTORIES

      Inventories are stated at the lower of cost (first in-first out method) or market. Inventories consist of the following:

                                                                 DECEMBER 31,
                                                            --------------------
                                                                 1996       1997
                                                            ---------  ---------
Raw materials.............................................  $   1,278   $  1,670
Work in process...........................................      6,291     12,054
Finished goods............................................      1,332      5,954
                                                            ---------  ---------
                                                            $   8,901   $ 19,678
                                                            =========  =========
3. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                            --------------------
                                                                 1996       1997
                                                            ---------  ---------

Accrued compensation......................................  $   2,516  $   4,599
Warranty reserve..........................................        225        550
Other.....................................................        930      1,037
                                                            ---------  ---------
                                                            $   3,671  $   6,186
                                                            =========  =========

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. LEASES

    The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire through 2000 and under noncancelable operating leases that expire through 1998. Rent expense was $1,546, $1,810 and $1,640 in 1995, 1996 and 1997, respectively.

    The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

                                                           CAPITAL     OPERATING
YEAR                                                       LEASES       LEASES
----                                                      ---------    ---------
1998...................................................   $     470    $   2,512
1999...................................................         246        2,676
2000...................................................         173        2,839
2001...................................................                    2,884
2002...................................................                    2,925
Thereafter.............................................                   32,170
                                                          ---------    ---------
Total minimum lease payments...........................         890    $  46,006
                                                          ---------    =========
Less amount representing interest......................          76
                                                          ---------
Present value of net minimum lease payments............   $     814
                                                          =========

5. SEGMENT INFORMATION

    The regions to which the Company had sales are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                     1995       1996       1997
                                                 ---------  ---------  ---------
Europe.........................................  $  19,069  $  24,819  $  32,097
Asia...........................................     15,819     19,836     26,142
North America..................................     16,572     24,209     44,297

6. INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1995       1996      1997
                                                  -------   --------   --------
Current provision:            Federal.........    $ 2,743   $  2,726   $  3,780
                              State  .........                              331
Deferred provision (benefit): Federal.........       (503)    (3,214)       826
                              State...........       (713)      (400)       502
                                                  -------   --------   --------
Total      ....................................   $ 1,527   $   (888)  $  5,439
                                                  =======   ========   ========

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. INCOME TAXES (CONTINUED)

      Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                             1996       1997
                                                          ---------   --------
Current:
  Accruals/reserves.....................................  $   1,610   $  4,193
  Net operating loss carryforwards......................        592
  Research and development credits......................                   268
                                                          ---------   --------
                                                              2,202      4,461
Valuation allowance for current deferred tax assets.....     (1,503)
                                                          ---------   --------
Net current deferred tax assets.........................        699      4,461
Long-term:
  Net operating loss carryforwards......................     12,584        107
  General business and research and development credits.      1,079        268
  Difference in basis of plant and equipment............       (204)    (1,334)
                                                          ---------   --------
                                                             13,459       (959)
Valuation allowance for long-term deferred tax assets...     (9,328)
                                                          ---------   --------
Net long-term deferred tax assets (liabilities).........      4,131       (959)
                                                          ---------   --------
Net deferred tax assets.................................  $   4,830   $  3,502
                                                          =========   ========

      The reductions in the net operating loss ("NOL") and general business credit carryforwards from 1996 to 1997 primarily resulted from; (1) the Company's determination that certain pre-1989 federal NOL and general business credit carryforwards that were severely restricted under Section 382 of the Internal Revenue Code would not be utilized prior to their expiration, and (2) the results of an Internal Revenue Service examination completed in 1997 which resolved uncertainties regarding possible limitations of other federal NOL carryforwards and general business credit carryforwards. The Company had been providing taxes in 1996 and prior years as if the use of these federal NOLs and general business carryforwards were restricted.

      The reduction in the pre-1989 NOLs and general business credit carryforwards, as well as the related valuation allowance noted above had no effect on net income. The reduction in the valuation allowance related to the federal NOLs and general business credit carryforwards generated between 1989 and 1992 resulted in a reduction of the current federal provision for income tax expense. The effect of this reduction was an increase in net income in 1997 of approximately $1.9 million.

      The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                 1995              1996               1997
                                            ---------------  ----------------  ----------------
Tax at U.S. statutory rate................  $ 2,999   34.0%  $  3,775   34.0%  $  7,268   35.0%
Change in federal valuation allowance.....   (1,288) (14.6)    (4,673) (42.1)    (1,913)  (9.2)
Tax benefit of foreign sales corporation..                                         (472)  (2.3)
State tax expense, net of federal
   tax effect ............................                                          542    2.6
Other.....................................     (184)  (2.1)        10    0.1         14    0.1
                                            -------   ----   --------   ----    -------   ----
Provision (benefit) for income taxes......  $ 1,527   17.3%  $   (888)  (8.0)%  $ 5,439   26.2%
                                            =======   ====   ========   ====    =======   ====

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.    EARNINGS PER SHARE

      The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                 Year ended December 31,
                                          ------------------------------------
                                             1995         1996          1997
                                          ----------   ----------    ----------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share ............   10,857,450   12,355,311    14,279,957

Net effect of dilutive stock options -
  based on treasury stock method
  using average market price ..........      517,295      552,540       783,922
                                          ----------   ----------    ----------
Weighted average common and dilutive
  securities outstanding used
  to calculate diluted earnings
  per share ...........................   11,374,745   12,907,851    15,063,879
                                          ==========   ==========    ==========

8. CREDIT FACILITIES

      The Company has a secured $20,000 revolving credit facility and a $10,000 uncommitted bank line of credit.

      The $20,000 revolving bank credit facility provides for interest at the bank's base rate minus 50 basis points or, at the Company's discretion, other market-based rates. The Company also has the option to swap floating rate for fixed rate loans at the time of drawdown. The drawdown period expires on July 1, 1999. Any drawdowns may be paid over a term of up to sixty months. Its availability is subject to a number of financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. The interest rate was 7.75% at December 31, 1997. Substantially all assets of the Company are pledged as security for the repayment of amounts drawn under this credit facility. On a quarterly basis, the Company pays an annual commitment fee equal to 0.125% of the daily unused line of credit.

      The $10,000 bank line of credit provides for interest at the bank's base rate minus 75 basis points or, at the Company's discretion, other market-based rates. Its availability is subject to the approval by the bank. The interest rate was 7.50% at December 31, 1997. Substantially all assets of the Company are pledged as security for the repayment of amounts drawn under this bank line of credit, which expires on July 1, 1998.

      As of December 31, 1996 and 1997, there were no borrowings outstanding under these credit facilities.

9. STOCKHOLDERS' EQUITY

      On February 20, 1997, the Company paid a stock dividend of one share of common stock for each two shares of common stock outstanding to holders of record on February 10, 1997. In addition, on February 20, 1997, the Company sold 1,875,000 shares of common stock to the public at a price of $31.50 per share. The net proceeds from the offering were used to purchase capital equipment, make leasehold improvements, and the remainder was used for working capital purposes.

      The Company has warrants outstanding which entitle the holder to purchase 22,500 shares of common stock at exercise prices ranging from $21.50 to $48.25 per share, of which warrants to purchase 15,000 shares of common stock were exercisable at December 31, 1997 and the remaining warrants to purchase 7,500 shares of common stock become exercisable on September 6, 1998. The warrants expire between September of 2001 and 2003.

      During 1996, warrants to purchase 313,905 shares of common stock were exercised at an exercise price of $11.50 per share. In addition, in 1996, 521,672 shares of non-voting common stock were converted on a one-to-one basis into common stock.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLANS

      In 1995, the Company adopted an employee stock purchase plan ("ESP Plan")under Section 423 of the Internal Revenue Code. All full-time employees of the Company and "part-time" employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 562,500 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. In 1996, 65,501 shares of common stock were purchased at a price of $11.92 per share, as determined by the ESP Plan, which approximates fair value. During 1997, 44,515 shares of common stock were purchased at a price of $21.99 per share, as determined by the ESP Plan, which approximates fair value.

      Certain executives and key employees have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 326,087 and 2,775,000 and 1,200,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years.

      FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rate of 6.57%, 5.17%, and 5.90%; expected volatility of 0.50; expected option life of one year from vesting and an expected dividend yield of 0.0%.

      For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1995        1996       1997
                                              ---------   ---------   ---------
Pro forma net income......................... $   6,504   $  10,555   $  11,777
Pro forma basic earnings per share........... $    0.59   $    0.85   $    0.82

      Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1997.

      A summary of the Company's stock option activity, and related information for the years ended December 31, 1996 and 1997 follows:

                                           1995                 1996                 1997
                                    -----------------    ------------------    ----------------
                                             WEIGHTED              WEIGHTED              WEIGHTED
                                    COMMON   AVERAGE     COMMON    AVERAGE     COMMON    AVERAGE
                                    STOCK    EXERCISE     STOCK    EXERCISE    STOCK     EXERCISE
                                    OPTIONS   PRICE      OPTIONS    PRICE      OPTIONS    PRICE
                                    -------  --------    -------   --------    -------   --------
Outstanding at beginning of year... 204,001   $ 0.57     686,565   $   6.13   1,088,221  $   9.77
  Granted.......................... 524,277     8.28     484,575      14.64     710,931     31.54
  Exercised........................ (22,939)    4.43     (59,068)      6.14    (219,246)     7.78
  Forfeited........................ (18,774)    7.57     (23,851)     13.14    ( 21,831)    24.74
                                    -------            ---------              ---------
Outstanding at end of year......... 686,565     6.10   1,088,221       9.77   1,558,075     19.77
                                    =======            =========              =========
Exercisable at end of year......... 262,878     4.97     481,426       6.20     745,963     10.30
                                    =======            =========              =========
Weighted average fair value of
  options granted during the year..           $ 2.67               $   5.50              $  12.15

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

      Stock options outstanding at December 31, 1997 are summarized as follows:

                       OUTSTANDING        WEIGHTED AVERAGE      WEIGHTED AVERAGE
    RANGE OF           OPTIONS AT             REMAINING             EXERCISE
EXERCISE PRICES     DECEMBER 31, 1997     CONTRACTUAL LIFE            PRICE
-----------------  -------------------  ---------------------  -----------------
$  .57                   113,705                 6.17             $     .57
$ 8.00                   333,126                 7.28             $    8.00
$12.00 to $14.17          51,840                 7.78             $   13.93
$14.33 to $14.33         337,007                 7.43             $   14.33
$15.67 to $47.50         722,397                 8.95             $   31.17
                       ---------
$  .57 to $47.50       1,558,075                 8.02             $   19.77
                       =========

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           QUARTER ENDED
                                --------------------------------------------------------------------------------------------------
                                 MARCH 31,    JUNE 30,     SEPT. 29,   DEC. 31,    MARCH 30,    JUNE 29,     SEPT. 28,   DEC. 31,
                                    1996        1996         1996        1996        1997         1997         1997        1997
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.....................   $  13,574    $  15,862    $  17,005   $  22,423   $  22,860    $  24,969    $  26,727   $ 27,980
Cost of sales.................       6,835        8,254       11,136      12,662      12,321       13,159       13,688     16,925
                                 ---------    ---------    ---------   ---------   ---------    ---------    ---------   --------
Gross profit..................       6,739        7,608        5,869       9,761      10,539       11,810       13,039     11,055
Research and development......       2,878        3,284        2,756       3,118       3,439        4,185        4,375      4,767
Selling and administrative
  expense.....................       1,968        2,063        1,619       2,557       2,746        3,028        3,226      3,138
                                 ---------    ---------    ---------   ---------   ---------    ---------    ---------   --------
Operating income..............       1,893        2,261        1,494       4,086       4,354        4,597        5,438      3,150
Interest expense..............         105           90           84          92          54           63           33          6
Interest income...............         418          411          432         479         615        1,066          866        837
                                 ---------    ---------    ---------   ---------   ---------    ---------    ---------   --------
Income before income taxes....       2,206        2,582        1,842       4,473       4,915        5,600        6,271      3,981
Provision (benefit) for income
  Taxes(2)....................         441          516          369      (2,214)      1,745        1,988        2,310       (605)
                                 ---------    ---------    ---------   ---------   ---------    ---------    ---------   --------
Net income....................   $   1,765    $   2,066    $   1,473   $   6,687   $   3,170    $   3,612    $   3,961   $  4,586
                                 =========    =========    =========   =========   =========    =========    =========   ========
Basic Earnings per share(1)...   $    0.15    $    0.17    $    0.12   $    0.54   $    0.24    $    0.25    $    0.28   $   0.31
                                 =========    =========    =========   =========   =========    =========    =========   ========
Diluted Earnings per share(1).  $    0.14    $    0.16    $    0.11   $    0.51   $    0.23    $    0.24    $    0.26   $   0.30
                                 =========    =========    =========   =========   =========    =========    =========   ========

Market price per share of
  common stock:
  High........................   $   15.17    $   20.50    $   23.50   $   27.00   $   37.68    $   35.50    $   54.25   $  51.38
  Low.........................   $   11.83    $   13.92    $   13.92   $   16.33   $   24.00    $   22.50    $   30.50   $  21.00

(1) - The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with FASB 128.

(2) - The benefit for income taxes for the quarters ended December 31, 1996 and 1997 resulted from the reduction in the valuation allowance related to deferred tax assets.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.   COMMITMENTS AND CONTINGENCIES

      On January 29, 1998, the Company announced its results for the quarter and year ended December 31, 1997 and also announced that it was experiencing a substantial reduction in orders and forecasts for orders from its wireless customers, which will result in significantly lower sales in the first quarter OF 1998 and could result in a net loss for the period. On the day following the announcement, the stock price of the Company's common stock declined from a closing price of $33 13/16 on January 29, 1998 to a closing price of $14 1/8 on January 30, 1998. As a result, certain proposed class action lawsuits have been filed against the Company and certain of its officers and directors. These lawsuits have been filed in the U.S. District Court for the District of New Jersey on behalf of purchasers of the Company's common stock during the period from August 6, 1997 through January 30, 1998, inclusive. The plaintiffs seek unspecified money damages. Although the Company is unable at this time to assess the probable outcome of the lawsuits or the materiality of the risk of loss in connection therewith (given the early stage of the litigation and the fact that none of the Complaints in those lawsuits alleges damages with any particularity), the Company believes that it has acted responsibly and intends to vigorously defend the lawsuits. Accordingly, no provisions for these contingencies have been made in the consolidated financial statements.

      The Company is also involved in other threatened and pending legal proceedings arising in the course of the Company's business. The adverse outcome of any of these other legal proceedings is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

      At December 31, 1997, the Company had committed to purchase approximately $15,000 of equipment and furniture, and leasehold improvements during 1998.

13.   SUBSEQUENT EVENTS

      During January and February 1998, the Company experienced a substantial reduction in orders from its cellular and PCS customers. In response to the lower demand, the Company reduced staff by 100 employees and recorded a work force reduction charge of $1.1 million during march 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained in the 1998 Proxy Statement under the heading "Information Regarding Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

      The information contained in the 1998 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information contained in the 1998 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained in the 1998 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

    -    Report of Independent Auditors

    -    Balance Sheets - December 31, 1996 and 1997

    -    Statements of Income - Years ended December 31, 1995, 1996, and 1997

    - Statements of Shareholder's Equity - Years ended December 31, 1995, 1996, and 1997

    -    Statements of Cash Flows - Years ended December 31, 1995, 1996, and
         1997

    -    Notes to Financial Statements - December 31, 1997

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

  *23.1  Consent of Ernst and Young LLP.

  *27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed during the fourth quarter of 1997.

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 1998.


                                ANADIGICS, INC.

                                BY:         /s/ Ronald Rosenzweig
                                     -----------------------------------------
                                                 Ronald Rosenzweig
                                              CHIEF EXECUTIVE OFFICER
                                                   AND PRESIDENT


           PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

         NAME                           TITLE                         DATE
---------------------------   ---------------------------         --------------
/s/ Ronald Rosenzweig         Chief Executive Officer and         March 26, 1998
---------------------------   President (Chief Executive
Ronald Rosenzweig             Officer); Director

/s/ John F. Lyons             Senior Vice President and           March 26, 1998
---------------------------   Chief Financial Officer (Chief
John F. Lyons                 Financial Officer and Principal
                              Accounting Officer)


/s/ George Gilbert            Director                            March 26, 1998
---------------------------
George Gilbert

/s/ Charles Huang             Director                            March 26, 1998
---------------------------
Charles Huang

/s/ Paul S. Bachow            Director                            March 26, 1998
---------------------------
Paul S. Bachow

/s/ Charles Burton            Director                            March 26, 1998
---------------------------
Charles Burton

/s/ David Fellows             Director                            March 26, 1998
---------------------------
David Fellows

/s/ Bruns Grayson             Director                            March 26, 1998
---------------------------
Bruns Grayson

/s/ Harry T. Rein             Director                            March 26, 1998
---------------------------
Harry T. Rein

/s/ Lewis Solomon             Director                            March 26, 1998
---------------------------
Lewis Solomon

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                              BALANCE AT   CHARGED TO                   BALANCE AT
                                              BEGINNING    COSTS AND                      END OF
DESCRIPTION                                   OF PERIOD    EXPENSES     DEDUCTIONS        PERIOD
-------------------------------------------   ----------   ----------   ----------      ----------
(DOLLARS IN THOUSANDS)
Year ended December 31, 1997:
Deducted from asset account:
  Allowance for doubtful accounts............ $    340    $      77    $     (21)(1)   $      396
  Reserve for excess and obsolete inventory..    1,681        5,776         (283)(2)        7,174
  Valuation allowance for deferred tax assets   10,831            -       10,831 (3)            0
Reserve for warranty claims..................      225        1,554       (1,229)(4)          550

Year ended December 31, 1996:
Deducted from asset account:
  Allowance for doubtful accounts............ $    482    $     239    $    (381)(1)   $      340
  Reserve for excess and obsolete inventory..    1,508        1,238       (1,065)(2)        1,681
  Valuation allowance for deferred tax assets   16,170           --       (5,339)(3)       10,831
Reserve for warranty claims..................      525          321         (621)(4)          225

Year ended December 31, 1995:
Deducted from asset account:
  Allowance for doubtful accounts............ $    266    $     220    $      (4)(1)   $      482
  Reserve for excess and obsolete inventory..      429        1,133          (54)(2)        1,508
  Valuation allowance for deferred tax assets   17,389           --       (1,219)(3)       16,170
Reserve for warranty claims..................      290          346         (111)(4)          525

----------
(1) Uncollectible accounts written-off and adjustments to the allowance account.

(2)   Inventory write-offs and adjustments to the reserve account.

(3)   Benefit and/or recognition of deferred tax assets.

(4) Warranty expenses incurred and other adjustments to the reserve for warranty claims.