Form 10-Q
period 1998-03-29
ANADIGICS INC
filed 1998-04-20
CIK 940332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
          1934 FOR THE QUARTERLY PERIOD ENDED MARCH
          29, 1998.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of April 20, 1998 was 14,704,705.

INDEX
ANADIGICS, Inc.

Part. I.  Financial Information

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets - March 29, 1998 and December 31, 1997.

          Condensed consolidated statements of operations -
          Three months ended March 29, 1998 and March 30, 1997.

          Condensed consolidated statements of cash flows - Three months ended March 29, 1998 and March 30, 1997.

          Notes to condensed consolidated financial statements -
          March 29, 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K




PART I
FINANCIAL STATEMENTS

Item 1.   Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
ANADIGICS, Inc.
(Amounts in thousands, except share and per share amounts)


                                           March 29, 1998 December 31, 1997 *

Assets
Current assets:
  Cash and cash equivalents                $       17,496 $     25,675
  Marketable securities                            12,985       15,826
  Accounts receivable, net                         13,655       17,999
  Inventory                                        22,926       19,678
  Prepaid expenses and other current assets         2,219        1,470
  Deferred taxes                                    4,845        4,461
Total current assets                               74,126       85,109

  Marketable securities                            10,176        9,801
  Property and equipment:
     Equipment and furniture                       62,316       58,916
     Leasehold improvements                        15,393        4,212
     Projects in process                           30,628       39,540
  Less accumulated depreciation and amortization   32,787       30,419
                                                   75,550       72,249

  Deposits                                            925          925
Total assets                               $      160,777  $   168,084

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                         $        6,545  $    11,223
  Accrued liabilities                               5,837        5,961
  Income taxes payable                                832        2,439
  Current maturities of capital lease obligations     391          425
Total current liabilities                          13,605       20,048

  Deferred taxes                                      959          959
  Capital lease obligations, less current portion     331          389
  Other long-term liabilities                         477          225
Total liabilities                                  15,372       21,621

Stockholders' equity
  Common stock, $0.01 par value, 68,000,000 shares
    authorized, 14,704,705 and 14,657,157, issued
    and outstanding at March 29, 1998 and
    December 31, 1997, respectively                   147          147
  Additional paid-in capital                      159,369      159,356
  Accumulated deficit                             (14,111)     (13,040)
Total stockholders' equity                        145,405      146,463
Total liabilities and stockholders' equity $      160,777  $   168,084

* The condensed balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain amounts as of December 31, 1997 have been reclassified to conform with the March 29, 1998 presentation.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ANADIGICS, Inc.
(Amounts in thousands, except share and per share amounts)

                                            Three months ended
                                   March 29, 1998      March 30, 1997
                                       (unaudited)         (unaudited)


Net sales                              $   18,785         $   22,860
Cost of sales                              12,068             12,321
Gross profit                                6,717             10,539
Research and development expenses           4,642              3,439
Selling and administrative expenses         3,345              2,746
Reduction in force                          1,100                  -
Operating income (loss)                    (2,370)             4,354
Interest income, net                          656                561
Income (loss) before income taxes          (1,714)             4,915
Provision (benefit) for income taxes         (643)             1,745
Net income (loss)                      $   (1,071)        $    3,170


Basic earnings (loss) per share        $    (0.07)        $     0.24

Weighted average common shares
 outstanding                           14,704,705         13,401,406


Diluted earnings (loss) per share      $    (0.07)        $     0.23

Weighted average common and dilutive
     securities outstanding            14,704,705         14,065,366




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ANADIGICS, Inc.
(Amounts in thousands)

                                                   Three months ended
                                             March 29, 1998  March 30, 1997
                                                 (unaudited)   (unaudited)
Cash flows from operating activities:
Net income (loss)                              $    (1,071)   $    3,170
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
 Depreciation                                         2,560        1,403
 Amortization                                           208          351
 Deferred taxes                                        (384)
Changes in operating assets and liabilities:
   Accounts receivable                                4,344       (1,682)
   Inventory                                         (3,248)        (786)
   Prepaid expenses and other current assets           (749)        (160)
   Deposits                                               -         (200)
   Accounts payable                                  (4,678)       7,141
   Accrued liabilities and other long-term liabilities  128         (327)
   Income taxes payable                              (1,607)       1,061
Net cash (used in) provided by operating activities  (4,497)       9,971

Cash flows from investing activities:
Purchase of plant and equipment                      (6,069)     (22,422)
Purchase of marketable securities                    (6,030)      (5,031)
Proceeds from sale of marketable securities           8,496        2,000
Net cash used in investing activities                (3,603)     (22,453)

Cash flows from financing activities:
Payment of capital lease obligations                    (92)        (419)
Issuance of common stock                                 13       56,230
Net cash (used in) provided by financing activities     (79)      55,811

Net (decrease) increase in cash and cash equivalents (8,179)      40,329
Cash and cash equivalents at beginning of period     25,675       23,112
Cash and cash equivalents at end of period      $    17,496 $     63,441


Supplemental cash flow information:

Interest paid                                   $        17 $         54
Taxes paid                                      $     1,350 $        227



ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) -
March 29, 1998

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                           March 29, 1998  Dec. 31, 1997

       Raw materials                        $     2,835   $     1,670
       Work in process                           12,466        12,054
       Finished goods                             7,625         5,954
                                            $    22,926   $    19,678

3. Earnings Per Share

The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                   Three months ended
                                              March 29, 1998 March 30, 1997



Weighted average common shares outstanding
used to calculate basic earnings per share        14,704,705    13,401,406

Net effect of dilutive stock options -based on
treasury stock method using average market price         - *       663,960

Weighted average common and dilutive securities
outstanding used to calculate diluted earnings
per share                                         14,704,705    14,065,366


* The dilutive stock options are not included as their effect is anti-dilutive.


ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                        Consolidated Statements of Operations
                                                    Three months ended
                                            March 29, 1998   March 30, 1997

Net sales                                            100.0%         100.0%
Cost of sales                                         64.2%          53.9%
Gross profit                                          35.8%          46.1%
Research and development expenses                     24.7%          15.0%
Selling and administrative expenses                   17.8%          12.0%
Reduction in force                                     5.9%              -
Operating income (loss)                              (12.6%)         19.1%
Interest income, net                                   3.5%           2.4%
Income (loss) before income taxes                     (9.1%)         21.5%
Provision (benefit) for income taxes                  (3.4)%          7.6%
Net income (loss)                                     (5.7%)         13.9%

First Quarter 1998 (Ended March 29, 1998) Compared to First Quarter 1997 (Ended March 30, 1997)

Net Sales. Net sales during the first quarter of 1998 decreased 18% to $18.8 million from $22.9 million in the first quarter of 1997. Sales of integrated circuits for cellular and personal communication services ("PCS") applications decreased 25% during the first quarter of 1998 to $9.0 million from $12.1 million in the first quarter of 1997. During the first quarter of 1998, the Company experienced significantly lower demand for its cellular and PCS products. The lower demand was due to several factors, including increased competition, a shift in demand to lower cost phones not using the Company's parts, customer delays in ramp-up of new generation dual-band phones using the Company's new parts, and in part, to the effect of the Asian financial crisis on the wireless communications markets. Included in the sales of integrated circuits for cellular and PCS applications of $9.0 million during the first quarter of 1998 was approximately $2.3 million of sales of products which reached the end of their lives during the quarter.

Sales of integrated circuits for cable television ("CATV") applications were $4.6 million for the first quarter of 1998 and 1997. Sales of integrated circuits for fiber optic telecommunications and data communication applications increased 32% during the first quarter of 1998 to $3.4 million from $2.6 million in the first quarter of 1997 as demand for transimpedence amplifiers for the Synchronous Optical Network (SONET) fiber optic transmission increased. Sales of integrated circuits for direct broadcast satellite ("DBS") applications decreased 45% during the first quarter of 1998 to $1.7 million from $3.1 million in the first quarter of 1997. The reduction in sales of integrated circuits for DBS applications was due to lower demand for broadcast satellite tuner integrated circuits during the first quarter of 1998, compared to the first quarter of 1997. In addition, during the first quarter of 1998, the Company sold low noise block ("LNB") converter integrated circuits in die form, which were at lower selling prices than its packaged LNB converter integrated circuits. Engineering service sales, which reflect customers' contributions to research and development, decreased $0.4 million during the first quarter of 1998 to $0.1 million from $0.5 million in the first quarter of 1997.

Generally, selling prices for same product sales were lower in the first quarter of 1998 compared to the same period in 1997.

Gross Margin. Gross margin during the first quarter of 1998 declined to 35.8% from 46.1% in the first quarter of 1997. The reduction in gross margin was primarily due to a $1.0 million charge related to excess inventories of certain of the Company's power amplifier integrated circuits, which reached end of life stages during the first quarter of 1998.

The Company believes that lower production volumes, shorter product life cycles, new product introductions, and lower selling prices (specifically for its cellular and PCS integrated circuits) may continue to adversely impact its gross margin during 1998, when compared with 1997 levels.

Research and Development. Company sponsored research and development expense increased 35% during the first quarter of 1998 to $4.6 million from $3.4 million during the first quarter of 1997. As a percentage of sales, it also increased to 24.7% in the first quarter of 1998 from 15.0% in the first quarter of 1997. The increase was primarily attributable to increased research and development of integrated circuits for cellular, PCS, and other wireless applications.

Selling and Administrative. Selling and administrative expenses increased 22% during the first quarter of 1998 to $3.3 million from $2.7 million in the first quarter of 1997. General and administrative expenses increased 50% during the first quarter of 1998, compared to 1997. The increase was due in part to increased operating costs associated with the Company's information systems, replacement of bad debt reserves due to the write-off of a customer receivable that was previously reserved, and other consulting costs. As a percentage of sales, selling and administrative expenses increased to 17.8% in the first quarter of 1998 from 12.0% in the first quarter of 1997.

Reduction in Force. During the first quarter of 1998, the Company recorded a charge of $1.1 million associated with a reduction in staff of 100 employees. The work force reduction charge primarily consisted of severance pay, extended medical coverage, and outplacement service costs.

Interest Income, net. Interest income, net increased 17% to $0.7 million during the first quarter of 1998 from $0.6 million during the first quarter of 1997. The increase in interest income, net of $0.1 million was primarily due to lower levels of indebtedness during the first quarter of 1998, compared to the first quarter of 1997.

Provision for Income Taxes. The benefit for income taxes during the first quarter of 1998 was recorded at an estimated annual effective tax rate of 37.5% of pre-tax income.


Liquidity and Capital Resources

As of March 29, 1998, the Company had $17.5 million in cash and cash equivalents and $23.2 million in marketable securities. The Company also has a $20 million revolving bank credit facility with a drawdown expiration of July 1, 1999 and a $10 million line of credit which expires on July 1, 1998. The availability under the revolving credit facility is subject to a number of financial covenants and the availability under the line of credit is subject to approval by the bank. Substantially all of the assets of the Company are pledged as security for repayments of amounts borrowed under these credit facilities. There were no borrowings outstanding under the Company's credit facilities during the three month period ended March 29, 1998.


Net cash used in operations was $4.5 million during the three month period ended March 29, 1998. An increase in inventory of $3.2 million and reductions in accounts payable and income taxes payable of $6.3 million (combined) accounted for most of the cash used in operations during the three month period ended March 29, 1998. These uses were partially offset by a reduction in accounts receivable of $4.3 million during the first quarter of 1998.

Net cash used in investing activities was $3.6 million during the three month period ended March 29, 1998. Purchases of plant and equipment of $6.1 million were partially offset by net sales of marketable securities of $2.5 million during the first quarter of 1998.

Net cash used in financing activities was $0.1 million during the three months ended March 29, 1998, which consisted primarily of payments of capital lease obligations.

The Company expects to spend approximately $15 million on equipment, furniture and fixtures, and leasehold improvements during the twelve month period ending March 31, 1999. At March 29, 1998 the Company has committed to purchase approximately $9 million of equipment, furniture and fixtures, and leasehold improvements during 1998. The Company plans to continue activities associated with qualifying its new wafer fabrication facility during 1998 and anticipates commencing production in the first half of 1999.

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

Effect of Changes in Accounting Principles

Reporting Comprehensive Income

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income ("FASB 130"). FASB 130 establishes new rules for the reporting and display of comprehensive income (or loss) and its components in the financial statements. The adoption of FASB 130 had no effect on the Company's financial position or results of operations. Statement 130 requires unrealized gains (losses) on the Company's available-for-sale securities, which currently are reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income.

The components of comprehensive income (loss) during the three-month periods ended March 29, 1998 and March 30, 1997 are as follows:

                                             March 29, 1998  March 30, 1997

Net income (loss)                               $    (1,071)  $   3,170
Unrealized gain (loss) on marketable securities          23         (13)
Total comprehensive income (loss)               $    (1,048)  $   3,157



Disclosures About Segments of an Enterprise and Related Information

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FASB 131") which is required to be adopted for the Company's year ending December 31, 1998. FASB 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FASB 131 will have no impact on the Company's consolidated results of operation, financial position or cash flows.

Risks and Uncertainties

Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties, including, but not limited to, timely product and process development, individual product pricing pressure, order rescheduling or cancellation, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1997. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

ANADIGICS, Inc.

PART II.
OTHER INFORMATION

Item  1.   Legal Proceedings

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

On March 2, 1998, two proposed class action lawsuits, captioned (i) Jean Assuncao v. Anadigics, Inc. Ronald Rosenzweig, George Gilbert and Harry Rein, No. 98-CV-917, and (ii) Office and Professional Employees International Union Local 153 Pension Fund v. Anadigics, Inc., Ronald Rosenzweig, George Gilbert and Harry Rein, No. 98-CV-919, were filed in the United States District Court for the District of New Jersey. On March 3, 1998, a third proposed class action lawsuit, captioned Beatrice Kotler v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-CV-923, was also filed in the United States District Court for the District of New Jersey. A fourth proposed class action lawsuit, captioned Gray v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-CV-1337, was filed in the United States District Court for the District of New Jersey on March 16, 1998. (The Assuncao, Union Local 153, Kotler and Gray actions are collectively referred to hereafter as the "Lawsuits"). The Complaints filed in the Lawsuits seek unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities and Exchange Act of 1934 and, as set forth in the Union Local 153, Kotler and Gray Complaints, common law fraud and/or negligent misrepresentation. The Complaints allege that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods. The longest class period alleged in the Complaints runs from August 6, 1997 through January 30, 1998. Although the Company is unable at this time to assess the probable outcome of the Lawsuits or the materiality of the risk of loss in connection therewith (given the early stage of the litigation and the fact that none of the Complaints alleges damages with any particularity), the Company believes that it has acted responsibly and intends to vigorously defend the Lawsuits.

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

     (a)  The following exhibits are included herein:

          Exhibit 27. - Financial Data Schedule

     (b)  Reports on Form 8-K during the quarter ended March 29, 1998.

          The Company did not file any reports on Form 8-K during the quarter ended March 29, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          ANADIGICS, INC.


By:        /s/ John F. Lyons
          John F. Lyons
          Senior Vice President and Chief Financial Officer


Dated: April 20, 1998


ANADIGICS, Inc.

EXHIBIT INDEX


                                                                Page

Exhibit 27.    Financial Data Schedule  ..........................14