Form 10-Q
period 1998-06-28
ANADIGICS INC
filed 1998-07-30
CIK 940332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 28, 1998.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of July 17, 1998 was 14,727,255.

INDEX
ANADIGICS, Inc.

Part. I.  Financial Information

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets June 28, 1998 and December 31, 1997.

Condensed consolidated statements of operations - Three and six months ended June 28, 1998 and June 29, 1997.

Condensed consolidated statements of cash flows - Six months ended June 28, 1998 and June 29, 1997.

Notes to condensed consolidated financial statements June 28, 1998.

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


                                            June 28, 1998 December 31, 1997 *

Assets
Current assets:
  Cash and cash equivalents                $       19,096  $    25,675
  Marketable securities                            13,547       15,826
  Accounts receivable, net                         12,326       17,999
  Inventory                                        20,651       19,678
  Prepaid expenses and other current assets         2,653        1,470
  Deferred taxes                                    4,911        4,461
Total current assets                               73,184       85,109

  Marketable securities                             8,624        9,801
  Property and equipment:
     Equipment and furniture                       64,157       58,916
     Leasehold improvements                        15,372        4,212
     Projects in process                           31,557       39,540
  Less accumulated depreciation and amortization   35,765       30,419
                                                   75,321       72,249

  Deposits                                            865          925
Total assets                               $      157,994  $   168,084

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                         $        4,692  $    11,223
  Accrued liabilities                               5,068        5,961
  Income taxes payable                                  -        2,439
  Current maturities of capital lease obligations     307          425
Total current liabilities                          10,067       20,048

  Deferred taxes                                      959          959
  Capital lease obligations, less current portion     278          389
  Other long-term liabilities                         685          225
Total liabilities                                  11,989       21,621

Stockholders' equity
  Common stock, $0.01 par value, 68,000,000 shares
    authorized, 14,727,255 and 14,657,157, issued
    and outstanding at June 28, 1998 and
    December 31, 1997, respectively                   147          147
  Additional paid-in capital                      159,650      159,356
  Accumulated deficit                             (13,792)     (13,040)
Total stockholders' equity                        146,005      146,463
Total liabilities and stockholders' equity $      157,994   $  168,084

*The condensed balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain amounts as of December 31, 1997 have been reclassified to conform with the June 28, 1998 presentation.



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ANADIGICS, Inc.
(Amounts in thousands, except share and per share amounts)

                                   Three months ended      Six months ended
                                 06/28/98     06/29/97   06/28/98    06/29/97
                                      (unaudited)             (unaudited)


Net sales                         $22,675   $  24,969   $  41,460   $  47,829
Cost of sales                      14,565      13,159      26,633      25,480
Gross profit                        8,110      11,810      14,827      22,349
Research and development expenses   5,108       4,185       9,750       7,624
Selling and administrative expenses 3,060       3,028       6,405       5,774
Reduction in force                      -          -        1,100           -
Operating income (loss)               (58)      4,597      (2,428)      8,951
Interest income, net                  570       1,003       1,225       1,565
Income (loss) before income taxes     512       5,600      (1,203)     10,516
Provision (benefit) for income taxes  192       1,988        (451)      3,733
Net income (loss)                 $   320   $   3,612   $    (752)  $   6,783


Basic earnings (loss) per share   $  0.02   $    0.25   $   (0.05)  $    0.49

Weighted average common
shares outstanding             14,718,286  14,493,766  14,711,323  13,950,604


Diluted earnings (loss) per share $  0.02   $    0.24   $   (0.05)  $    0.46

Weighted average common and
dilutive securities
outstanding                    14,976,998  15,158,874  14,711,323  14,618,166






CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ANADIGICS, Inc.
(Amounts in thousands)

                                                      Six months ended
                                                June 28, 1998 June 29, 1997
                                                  (unaudited)  (unaudited)
Cash flows from operating activities:
Net income (loss)                                  $    (752)   $   6,783
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
 Depreciation                                          5,342        3,114
 Amortization                                            404          695
 Deferred taxes                                         (451)
Changes in operating assets and liabilities:
   Accounts receivable                                 5,673       (3,676)
   Inventory                                            (973)      (3,660)
   Prepaid expenses and other current assets          (1,183)        (396)
   Deposits                                               60         (200)
   Accounts payable                                   (6,531)       2,735
   Accrued liabilities and other long-term liabilities  (432)         910
   Income taxes payable                               (2,439)       2,374
Net cash (used in) provided by operating activities   (1,282)       8,679

Cash flows from investing activities:
Purchase of plant and equipment                       (8,818)     (33,404)
Purchase of marketable securities                    (14,456)     (31,489)
Proceeds from sale of marketable securities           17,912        4,537
Net cash used in investing activities                 (5,362)     (60,356)

Cash flows from financing activities:
Payment of capital lease obligations                    (229)        (833)
Issuance of common stock                                 294       56,702
Net cash provided by financing activities                 65       55,869

Net (decrease) increase in cash and cash equivalents  (6,579)       4,192
Cash and cash equivalents at beginning of period      25,675       23,112
Cash and cash equivalents at end of period       $    19,096 $     27,304


Supplemental cash flow information:

Interest paid                                    $        36 $        116
Taxes paid                                       $     2,774 $        654




ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) June 28, 1998

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                             June 28, 1998  Dec. 31, 1997

     Raw materials                           $      1,635    $     1,670
     Work in process                               10,720         12,054
     Finished goods                                 8,296          5,954
                                             $     20,651    $    19,678

3. Earnings Per Share

The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                     Three months ended    Six months ended
                                    06/28/98   06/29/97   06/28/98   06/29/97

Weighted average common shares
outstanding used to calculate
basic earnings per share          14,718,286 14,493,766 14,711,323 13,950,604

Net effect of dilutive stock options
based upon the treasury stock
method using an average market
price                                258,712    665,108        - *    667,562

Weighted average common and
dilutive securities outstanding
used to calculate diluted earnings
per share                         14,976,998 15,158,874 14,711,323 14,618,166

* - The dilutive stock options are not included as their effect is anti-dilutive.

4. Reporting Comprehensive Income

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

The components of comprehensive income (loss) are as follows:

                                    Three months ended    Six months ended
                                   06/28/98   06/29/97   06/28/98   06/29/97

Net income (loss)                  $    320   $  3,612   $   (752)  $  6,783
Unrealized gain (loss) on
marketable securities                    (7)        51         20         48
Total comprehensive income (loss)  $    313   $  3,663   $   (732)  $  6,831


5. Disclosures About Segments of an Enterprise and Related Information

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

ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                      Consolidated Statement of Operations
                                     Three months ended   Six months ended
                                     06/28/98  06/29/97  06/28/98   06/29/97
                                         (unaudited)         (unaudited)


Net sales                             100.0%    100.0%    100.0%     100.0%
Cost of sales                          64.2%     52.7%     64.2%      53.3%
Gross profit                           35.8%     47.3%     35.8%      46.7%
Research and development expenses      22.5%     16.8%     23.5%      15.9%
Selling and administrative expenses    13.5%     12.1%     15.5%      12.1%
Reduction in force                        -         -       2.7%         -
Operating income (loss)                (0.2%)    18.4%     (5.9%)     18.7%
Interest income, net                    2.5%      4.0%      3.0%       3.3%
Income (loss) before income taxes       2.3%     22.4%     (2.9%)     22.0%
Provision (benefit) for income taxes    0.9%      7.9%     (1.1%)      7.8%
Net income (loss)                       1.4%     14.5%     (1.8%)     14.2%


Second Quarter 1998 (Ended June 28, 1998) Compared to Second Quarter 1997 (Ended June 29, 1997)

Net Sales. Net sales during the second quarter of 1998 decreased 9% to $22.7 million from $25.0 million in the second quarter of 1997. Sales of integrated circuits for cellular and personal communication services
("PCS") applications decreased 42% during the second quarter of 1998 to $7.5 million from $12.9 million in the second quarter of 1997. As previously disclosed, the Company experienced significantly lower demand for its cellular and PCS products during the first quarter of 1998. This lower demand continued into the second quarter of 1998 and continued to be due to several factors, including increased competition, a shift in demand to lower cost phones not using the Company's parts, customer delays in ramp-up of new generation dual-band phones using the Company's new parts, and in part, to the effect of the Asian financial crisis on the wireless communications markets. Sequentially, sales of integrated circuits for cellular and PCS applications decreased 12% during the second quarter of 1998 to $7.5 million from $9.0 million in the first quarter of 1998. The first quarter of 1998 included $2.3 million of sales of products which reached the end of their lives during the first quarter.

Sales of integrated circuits for cable television ("CATV") applications increased 37% during the second quarter of 1998 to $8.2 million from $5.9 million in the second quarter of 1997. The increase in sales during the second quarter of 1998 was due to increases in demand for the Company's integrated circuit chip set used in analog and digital set-top converters and cable modems, and the Company's integrated circuit line amplifier used as a repeater in hybrid fiber coaxial distribution networks. Sales of integrated circuits for fiber optic telecommunications and data communication ("fiber optic") applications increased 52% during the second quarter of 1998 to $4.8 million from $3.2 million in the second quarter of 1997. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of a new family of integrated circuits for data communication applications.

Sales of integrated circuits for direct broadcast satellite ("DBS") applications decreased 28% during the second quarter of 1998 to $1.9 million from $2.7 million in the second quarter of 1997. The reduction in sales of integrated circuits for DBS applications was primarily due to a reduction in average selling prices of low noise block ("LNB") converter integrated circuits during the second quarter of 1998, compared to the second quarter of 1997. Engineering service sales, which reflect customers' contributions to research and development, was $0.3 million during the second quarter of 1998 and 1997.

Generally, selling prices for same product sales were lower in the second quarter of 1998 compared to the same period in 1997.

Gross Margin. Gross margin during the second quarter of 1998 declined to 35.8% from 47.3% in the second quarter of 1997. The reduction in gross margin was primarily due to lower factory utilization during the second quarter of 1998 as inventories were reduced, and higher fixed costs. The higher fixed costs were associated with the Company's new test and manufacturing administration facilities that were placed into service during the second quarter of 1998.

The Company believes that lower factory utilization, costs associated with new product introductions, and shorter product life cycles will continue to adversely impact its gross margin through the third quarter of 1998 and any possible improvement from the second quarter 1998 gross margin level of 35.8% may not be achieved until subsequent to the third quarter of 1998.

Research and Development. Company sponsored research and development expenses increased 22% during the second quarter of 1998 to $5.1 million from $4.2 million during the second quarter of 1997. As a percentage of sales, it also increased to 22.5% in the second quarter of 1998 from 16.8% in the second quarter of 1997. The increase was primarily attributable to increased research and development of integrated circuits for fiber optic, cellular and PCS, and CATV applications.

Selling and Administrative. Selling and administrative expenses increased 1% during the second quarter of 1998 to $3.1 million from $3.0 million in the second quarter of 1997. As a percentage of sales, selling and administrative expenses increased to 13.5% in the second quarter of 1998 from 12.1% in the second quarter of 1997.

Interest Income, net. Interest income, net decreased 43% to $0.6 million during the second quarter of 1998 from $1.0 million during the second quarter of 1997. The reduction in interest income, net of $0.4 million was primarily due to a lower amount of interest income earning investments during the second quarter of 1998 (caused by plant and equipment purchases that were primarily for the Company's new wafer fabrication facility), compared to the second quarter of 1997.

Provision for Income Taxes. The provision for income taxes during the second quarter of 1998 was recorded at an estimated annual effective tax rate of 37.5% of income before income taxes.

Six Months 1998 (Ended June 28, 1998) Compared to Six Months 1997
(Ended June 29, 1997)

Net Sales. Net sales during the six month period ended June 28, 1998 decreased 13% to $41.5 million from $47.8 million in the six month period ended June 29, 1997. Sales of ICs for cellular and PCS applications decreased 34% during the six month period ended June 28, 1998 to $16.5 million from $24.9 million during the six month period ended June 29, 1997. The lower demand was due to several factors, including increased competition, a shift in demand to lower cost phones not using the Company's parts, customer delays in ramp-up of new generation dual-band phones using the Company's new parts, and in part, to the effect of the Asian financial crisis on the wireless communications markets. Net sales of ICs for cable television applications for the six month period ended June 28, 1998 increased 21% to $12.8 million from $10.6 million in the six month period ended June 29, 1997 as demand for wide-band CATV tuner and infrastructure ICs increased.

Sales of ICs for fiber optic telecommunication and data communication applications increased 43% during the six month period ended June 28, 1998 to $8.2 million from $5.7 million in the six month period ended June 29, 1997. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of a new family of integrated circuits for data communication applications. Sales of ICs for direct broadcast satellite applications decreased 37% during the six month period ended June 28, 1998 to $3.6 million from $5.7 million in the six month period ended June 29, 1997 as selling prices and demand decreased. Engineering service sales, which reflect customers' contributions to research and development, decreased $0.5 million during the six month period ended June 28, 1998 to $0.4 million from $0.9 million in the six month period ended June 29, 1997.

Generally, selling prices for same product sales were lower in the first half of 1998 compared to the same period in 1997.

Gross Margin. Gross margin during the six month period ended June 28, 1998 declined to 35.8% from 46.7% in the six month period ended June 29, 1997. The reduction in gross margin was primarily due to lower factory utilization during the first six months of 1998 as inventories were reduced, a $1.0 million charge related to excess inventories of the Company's power amplifier integrated circuits, and higher fixed costs associated with the Company's new test and manufacturing administration facilities, which were placed into service during the second quarter of 1998.

Research and Development. Company sponsored research and development expenses increased 28% during the six month period ended June 28, 1998 to $9.8 million from $7.6 million in the six month period ended June 29, 1997. The increase was primarily attributable to increased research and development of integrated circuits for fiber optic, cellular and PCS, and CATV applications. As a percent of sales, company funded research and development increased to 23.5% in the six month period ended June 28, 1998 from 15.9% in the six month period ended June 29, 1997.

Selling and Administrative. Selling and administrative expenses increased 11% during the six month period ended June 28, 1998 to $6.4 million from $5.8 million in the six month period ended June 29, 1997. The increase was due in part to increases in operating costs associated with the Company's information systems and other consulting costs. As a percentage of sales, selling and administrative expenses increased to 15.5% in the six month period ended June 28, 1998 from 12.1% in the six month period ended June 29, 1997.

Reduction in Force. During the first quarter of 1998, the Company recorded a charge of $1.1 million associated with a reduction in staff of 100 employees. The employees who were involuntarily terminated were notified, received information regarding their benefit arrangement, and employment was severed on March 2, 1998. The terminated employees represented all areas of the Company, including production, research and development, and selling and administrative areas.

The work force reduction charge primarily consisted of severance pay, extended medical coverage, and outplacement service costs. Approximately $0.8 million of severance pay, extended medical coverage, and outplacement service costs were paid through June 28, 1998, resulting in a remaining liability of approximately $0.3 million as of June 29, 1998. The remaining liability of $0.3 million, which represents extended medical coverage for the terminated employees, is expected to be paid during the third quarter of 1998.

Interest Income, net. Interest income, net decreased 22% during the six month period ended June 28, 1998 to $1.2 million from $1.6 million during the six month period ended June 29, 1997. The reduction in interest income, net of $0.4 million was primarily due to a lower amount of investments during the first half of 1998 (caused by plant and equipment purchases that were primarily for the Company's new wafer fabrication facility), compared to the first half of 1997.

Benefit for Income Taxes. The benefit for income taxes during the six month period ended June 28, 1998 was recorded at an estimated annual effective tax rate of 37.5% of the loss before income taxes.

Liquidity and Capital Resources

As of June 28, 1998, the Company had $19.1 million in cash and cash equivalents and $22.2 million in marketable securities. The Company also has a $20 million revolving bank credit facility with a drawdown expiration of July 1, 1999. The availability under the revolving credit facility is subject to a number of financial covenants. Substantially all of the assets of the Company are pledged as security for repayments of amounts borrowed under this facility. There were no borrowings outstanding under this credit facility during the three month period ended June 28, 1998.

Net cash used in operating activities was $1.3 million during the six month period ended June 28, 1998. Cash used in operating activities primarily resulted from a reduction in accounts and income taxes payable, partially offset by a reduction in accounts receivable during the six month period ended June 28, 1998. Net cash provided by operating activities was $3.2 million during the three month period ended June 28, 1998. Cash provided by operating activities resulted from reductions in accounts receivable and inventory, partially offset by reductions in liabilities during the three month period ended June 28, 1998.

Net cash used in investing activities was $5.4 million during the six month period ended June 28, 1998. Purchases of plant and equipment of $8.8 million were partially offset by net sales of marketable securities of $3.4 million during the first half of 1998.

Net cash provided by financing activities was $0.1 million during the six months ended June 28, 1998, which consisted primarily of cash payments received upon the issuance of common stock of the Company.

The Company expects to spend approximately $25 million on equipment, furniture and fixtures, and leasehold improvements during the twelve month period ending June 28, 1999. At June 28, 1998 the Company has committed to purchase approximately $10 million of equipment, furniture and fixtures, and leasehold improvements during 1998. The Company plans to continue activities associated with qualifying its new wafer fabrication facility during 1998 and anticipates commencing production in the second half of 1999.

The Company believes that its sources of capital, including internally generated funds and $20 million available under existing credit arrangements, will be adequate to satisfy anticipated capital needs for the next twelve months. However, the Company may nevertheless elect to finance all or part of its future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

Impact of Year 2000

As previously disclosed, the Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

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

Risks and Uncertainties

Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties, including, but not limited to, timely product and process development, order rescheduling or cancellation, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1997. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 28, 1998 at which the Company's stockholders voted on the ratification of Ernst & Young LLP as independent auditors of ANADIGICS, Inc. for the fiscal year ending December 31, 1998. The ratification of the appointment of Ernst & Young
LLP as independent auditors was approved by holders of 12,814,097 shares of the Company's outstanding capital stock. Holders of 44,730 shares voted against the ratification, holders of 33,610 shares abstained from voting on such ratification, and 159,944 broker non-votes were received.

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

On March 2, 1998, two proposed class action lawsuits, captioned (i) Jean Assuncao v. Anadigics, Inc. Ronald Rosenzweig, George Gilbert and Harry Rein, No. 98-917, and (ii) Office and Professional Employees International Union Local 153 Pension Fund v. Anadigics, Inc., Ronald Rosenzweig, George Gilbert and Harry Rein, No. 98-919, were filed in the United States District Court for the District of New Jersey. On March 3, 1998, a third proposed class action lawsuit, captioned Beatrice Kotler v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-923, was also filed in the United States District Court for the District of New Jersey. Four additional proposed class action lawsuits, captioned Gray v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-1337, Shashi L. Mirpuri v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-1811, Betty Grayson and Robert Grayson v. Ronald Rosenzweig, George Gilbert, Charles Huang, John F. Lyons, Javed Patel,
Sheo Khetan, Robert Bayruns, Harry T. Rein and Anadigics, Inc., No. 98-1688, and James Morgante v. Anadigics, Inc., Ronald Rosenzweig, John F. Lyons and George Gilbert, No. 98-2024, were filed in the United States District Court for the District of New Jersey on March 16, April 6, April 17, and April 27, 1998, respectively. The Grayson action was assigned to the Honorable Maryanne Trump Barry, and the other six actions were assigned to the Honorable Mary L. Cooper (The Assuncao, Union Local 153, Kotler, Gray, Mirpuri, Grayson, and Morgante actions are collectively referred to hereafter as the "Lawsuits"). The Complaints filed in the Lawsuits seek unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities and Exchange Act of 1934 and, as set forth in the Union Local 153, Kotler, Gray, and Mirpuri Complaints, common law fraud and negligent misrepresentation. The Complaints allege that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods. The longest proposed Class Period alleged by the plaintiffs in the Lawsuits is the period from July 17, 1997 through January 30, 1998. Although the Company is unable at this time to assess the probable outcome of the Lawsuits or the materiality of the risk of loss in connection therewith (given that none of the Complaints alleges damages with any particularity and the fact that certain procedural issues, including the prospective consolidation of the Lawsuits and the appointment of Lead Plaintiff and Lead Plaintiff's Counsel, have not yet been resolved), the Company believes that it has acted responsibly and intends to vigorously defend the Lawsuits.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

Exhibit 27. - Financial Data Schedule

(b)  Reports on Form 8-K during the quarter ended June 28, 1998.
     The Company did not file any reports on Form 8-K during the quarter ended June 28, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ANADIGICS, INC.


By:             /s/ John F. Lyons
                John F. Lyons
                Senior Vice President and Chief Financial Officer


Dated: July 30, 1998


ANADIGICS, Inc.

EXHIBIT INDEX

                                                                      Page

Exhibit 27.  Financial Data Schedule  .................... . . . . . .  18