Form 10-Q
period 1998-09-27
ANADIGICS INC
filed 1998-10-21
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998.

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        ---------    ---------.

                          Commission File No. 0-25662

                                ANADIGICS, Inc.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-2582106

-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                 ANADIGICS, Inc.

       35 Technology Drive
        Warren, New Jersey                                  07059
       -------------------                                ----------
(Address of principal executive offices)                  (Zip Code)

                                 (908) 668-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of October 16, 1998 was 14,738,356.

                                     INDEX
                                ANADIGICS, Inc.

Part.I.   Financial Information

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets - September 27, 1998 and December 31, 1997.

          Condensed consolidated statements of operations - Three and nine months ended September 27, 1998 and September 28, 1997.

          Condensed consolidated statements of cash flows - Nine months ended September 27, 1998 and September 28, 1997.

          Notes to condensed consolidated financial statements - September 27, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ANADIGICS, Inc.

           (Amounts in thousands, except share and per share amounts)


                                                                                 September 27,   December 31,
                                                                                     1998           1997 *
                                                                                  (unaudited)
                                                                                 -------------   -----------
Assets
Current assets:
         Cash and cash equivalents                                                  $  18,293     $  25,675
         Marketable securities                                                         12,454        15,826
         Accounts receivable, net                                                      13,877        17,999
         Inventory                                                                     11,976        19,678
         Prepaid expenses and other current assets                                      2,349         1,470
         Deferred taxes                                                                 7,885         4,461
                                                                                    ---------     ---------
Total current assets                                                                   66,834        85,109

         Marketable securities                                                          7,832         9,801
         Property and equipment:
                  Equipment and furniture                                              66,252        58,916
                  Leasehold improvements                                               15,545         4,212
                  Projects in process                                                  34,359        39,540
         Less accumulated depreciation and amortization                                38,681        30,419
                                                                                    ---------     ---------
                                                                                       77,475        72,249

         Deposits                                                                         865           925
                                                                                    ---------     ---------
Total assets                                                                        $ 153,006     $ 168,084
                                                                                    ---------     ---------
                                                                                    ---------     ---------
Liabilities and stockholders' equity
Current liabilities:
         Accounts payable                                                           $   6,225     $  11,223
         Accrued liabilities                                                            3,214         5,961
         Income taxes payable                                                            --           2,439
         Current maturities of capital lease obligations                                  268           425
                                                                                    ---------     ---------
Total current liabilities                                                               9,707        20,048

         Deferred taxes                                                                   959           959
         Capital lease obligations, less current portion                                  231           389
         Other long-term liabilities                                                      881           225
                                                                                    ---------     ---------
Total liabilities                                                                      11,778        21,621

Stockholders' equity

         Common stock, $0.01 par value, 68,000,000 shares authorized,
                  14,738,356 and 14,657,157, issued and outstanding at September
                  27, 1998 and December 31, 1997, respectively                            147           147

         Additional paid-in capital                                                   159,830       159,356
         Accumulated deficit                                                          (18,749)      (13,040)
                                                                                    ---------     ---------
Total stockholders' equity                                                            141,228       146,463
                                                                                    ---------     ---------
Total liabilities and stockholders' equity                                          $ 153,006     $ 168,084
                                                                                    ---------     ---------
                                                                                    ---------     ---------


* The condensed balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain amounts as of December 31, 1997 have been reclassified to conform with the September 27, 1998 presentation.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ANADIGICS, Inc.
           (Amounts in thousands, except share and per share amounts)


                                                   Three months ended                Nine months ended
                                            Sept. 27, 1998   Sept. 28, 1997   Sept. 27, 1998    Sept 28, 1997
                                            --------------   --------------   --------------    -------------
                                                       (unaudited)                       (unaudited)
Net sales                                    $     22,041     $     26,727     $     63,501     $     74,556
Cost of sales                                      21,758           13,688           48,391           39,168
                                             ------------     ------------     ------------     ------------
Gross profit                                          283           13,039           15,110           35,388
Research and development expenses                   4,334            4,375           14,084           11,999
Selling and administrative expenses                 3,084            3,226            9,489            9,000
Write-down on impairment of assets                  1,357             --              1,357             --
Reduction in work force                              --               --              1,100             --
                                             ------------     ------------     ------------     ------------
Operating income (loss)                            (8,492)           5,438          (10,920)          14,389
Interest income, net                                  560              833            1,785            2,398
                                             ------------     ------------     ------------     ------------
Income (loss) before income taxes                  (7,932)           6,271           (9,135)          16,787
Provision (benefit) for income taxes               (2,975)           2,310           (3,426)           6,043
                                             ------------     ------------     ------------     ------------
Net income (loss)                            $     (4,957)    $      3,961     $     (5,709)    $     10,744
                                             ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------
Basic earnings (loss) per share              $      (0.34)    $       0.27     $      (0.39)    $       0.76
                                             ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------
Weighted average common
         shares outstanding                    14,734,430       14,566,724       14,719,025       14,158,235
                                             ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------

Diluted earnings (loss) per share            $      (0.34)    $       0.26     $      (0.39)    $       0.72
                                             ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------
Weighted average common and
         dilutive securities outstanding       14,734,430       15,499,400       14,719,025       14,960,148
                                             ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------

                                       4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ANADIGICS, Inc.
                             (Amounts in thousands)


                                                                                      Nine months ended
                                                                             Sept. 27, 1998    Sept. 28, 1997
                                                                             --------------    --------------
                                                                              (unaudited)         (unaudited)
Cash flows from operating activities:

Net income (loss)                                                              $ (5,709)           $ 10,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                             8,387               5,028
         Amortization                                                               574                 985
         Deferred taxes                                                          (3,424)
         Write-down on impairment of assets                                       1,357
         Write-down of inventory                                                  6,603

Changes in operating assets and liabilities:
                  Accounts receivable                                             4,122              (8,193)
                  Inventory                                                       1,099              (7,911)
                  Prepaid expenses and other current assets                        (879)               (307)
                  Deposits                                                           60                (450)
                  Accounts payable                                               (4,998)              1,618
                  Accrued liabilities and other long-term liabilities            (2,091)              1,472
                  Income taxes payable                                           (2,439)              2,400
                                                                               --------            --------
Net cash provided by operating activities                                         2,662               5,386

Cash flows from investing activities:

Purchase of plant and equipment                                                 (15,544)            (41,685)
Purchase of marketable securities                                               (19,714)            (35,510)
Proceeds from sale of marketable securities                                      25,055              16,674
                                                                               --------            --------
Net cash used in investing activities                                           (10,203)            (60,521)

Cash flows from financing activities:

Payment of capital lease obligations                                               (315)               (979)
Issuance of common stock                                                            474              58,528
                                                                               --------            --------
Net cash provided by financing activities                                           159              57,549
                                                                               --------            --------


Net (decrease) increase in cash and cash equivalents                             (7,382)              2,414
Cash and cash equivalents at beginning of period                                 25,675              23,112
                                                                               --------            --------
Cash and cash equivalents at end of period                                     $ 18,293            $ 25,526
                                                                               --------            --------
                                                                               --------            --------
Supplemental cash flow information:

Interest paid                                                                  $     52            $    150
                                                                               --------            --------
                                                                               --------            --------
Taxes paid                                                                     $  3,138            $  1,966
                                                                               --------            --------
                                                                               --------            --------


                                ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) -- September 27, 1998

1.   Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

Impairment of Long-Lived Assets

During the third quarter of 1998, the Company decided to cease production of its low noise block ("LNB") converter integrated circuits that are used in direct broadcast satellite ("DBS") applications because of the reduced global demand for LNB converter integrated circuits and the effects of the Asian financial crisis. Accordingly, the Company evaluated the ongoing value of the production equipment associated with LNB converter integrated circuits. Based upon this evaluation, the Company plans to dispose of the unused production assets with a carrying amount $640 and has estimated the sales value, net of related costs to sell, at $125. Accordingly, the Company recorded an impairment loss of $515 during the third quarter of 1998. (See Note 2 -- Inventories).

         During the third quarter of 1998, in connection with the Company's on-going information systems improvements, the Company determined that the value of certain software was impaired. Based upon this evaluation, the Company determined that software with a carrying amount of $842 is no longer used by the Company. Accordingly, the software was written down to zero during the third quarter of 1998.

2.       Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                        Sept. 27, 1998   Dec. 31, 1997
                        --------------   -------------
Raw materials              $ 1,006         $ 1,670
Work in process              5,163          12,054
Finished goods               5,807           5,954
                           -------         -------
                           $11,976         $19,678
                           -------         -------
                           -------         -------


Cost of sales includes an inventory write-down of $6,603 during the third quarter of 1998. The write-down consisted of the following:

         Integrated circuits primarily used in cellular and
           Personal communication services ("PCS") applications        $ 3,445

         LNB integrated circuits used in DBS applications                2,081

         Integrated circuits used in cable television ("CATV")
         applications                                                    1,077
                                                                       -------
         Total inventory write-down                                    $ 6,603
                                                                       -------
                                                                       -------

         The write-down of the integrated circuits primarily used in cellular and PCS applications primarily consisted of older generation, single-band power amplifier integrated circuits. Of the write-down, $694 relates to excess inventories of one of the Company's older generation, single band power amplifier integrated circuits, which reached end of life stages during the third quarter of 1998. The remaining $2,751 relates primarily to older generation, single-band power amplifier integrated circuits, which prior to the end of the third quarter, the Company was aggressively attempting to sell to a secondary wireless communications market, particularly in Asia. The Company experienced limited success in selling these integrated circuits in these markets prior to the third quarter of 1998 and reevaluated its resource commitments and the potential markets (including Asia) for these products during the third quarter of 1998. Based upon this reevaluation, the Company decided it was no longer going to sell these products. As a result, the Company recorded the write-down during the third quarter of 1998. This decision will allow the Company to redirect these resources toward selling new generation, dual band power amplifier integrated circuits and other cellular and PCS integrated circuits.

The write-down of the LNB integrated circuits used in DBS applications was caused by deteriorating global DBS market conditions, which accelerated during the third quarter, particularly in Europe, and the effects of the Asian financial crisis. These deteriorating market conditions and the effects of the Asian financial crisis lead to the Company's decision to cease production of its LNB converter integrated circuits during the third quarter of 1998 (See Note 1 -- Impairment of Long-Lived Assets). This decision will allow the Company to redirect its resources toward more attractive markets with longer-term growth opportunities.

The write-down of the integrated circuits used in CATV applications consisted of older generation line amplifiers, which prior to the end of the third quarter, the Company was aggressively attempting to sell to a secondary CATV infrastructure market. The Company experienced limited success in selling these integrated circuits during the first and second quarter of 1998 and reevaluated its selling efforts and the potential markets for these products during the third quarter of 1998. Based upon this reevaluation, the Company decided that it was no longer going to sell these products. As a result, the Company recorded the write-down during the third quarter of 1998.

3.   Earnings Per Share

     The reconciliation of shares used to calculate basic and diluted earnings
(loss) per share consists of the following:


                                                       Three months ended                  Nine months ended
                                                       ------------------                  -----------------
                                              Sept. 27, 1998      Sept. 28, 1997   Sept. 27, 1998    Sept. 28, 1997
                                              --------------      --------------   --------------    --------------
Weighted average common shares
         outstanding used to calculate
         basic earnings per share                14,734,430       14,566,724       14,719,025         14,158,235

Net effect of dilutive stock options based
         upon the treasury stock method
         using an average market
         price                                         -- *          932,676             -- *            801,913
                                              --------------      --------------   --------------    --------------
Weighted average common and
         dilutive securities outstanding
         used to calculate diluted earnings
         per share                               14,734,430       15,499,400       14,719,025         14,960,148
                                              --------------      --------------   --------------    --------------
                                              --------------      --------------   --------------    --------------

* -- The dilutive stock options are not included as their effect is anti-dilutive.

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

The components of comprehensive income (loss) are as follows:


                                                  Three months ended                  Nine months ended
                                                  ------------------                  -----------------
                                          Sept. 27, 1998    Sept. 28, 1997   Sept. 27, 1998    Sept. 28, 1997
                                          --------------    --------------   --------------    --------------
Net income (loss)                            $(4,957)         $ 3,961            $(5,709)         $10,744
Unrealized gain on
         marketable securities                    57                3                 36               50
                                             -------          -------            -------          -------
         Total comprehensive income (loss)   $(4,900)         $ 3,964            $(5,673)         $10,794
                                             -------          -------            -------          -------
                                             -------          -------            -------          -------


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

6.   Subsequent Event

         The Company granted options to an Executive to purchase 450,000 shares of the Company's common stock at an exercise price equal to the last reported sales price of the Company's common stock on October 1, 1998 (the grant date), or $6.25 per share. The options become exercisable over a period of three years (150,000 each anniversary date) and expire on October 1, 2008. The Company also granted options to its Chairman to purchase 150,000 shares of the Company's common stock at an exercise price equal to the last reported sales price of the Company's common stock on October 1, 1998 (the grant date), or $6.25 per share. The options become exercisable over a three year period (50,000 on the first anniversary date and 12,500 each quarter thereafter) and expire on October 1, 2008.

                                ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

         The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                            Consolidated Statement of Operations


                                                  Three months ended                 Nine months ended
                                                  ------------------                 -----------------
                                           Sept. 27, 1998    Sept. 28, 1997   Sept. 27, 1998    Sept. 28, 1997
                                           --------------    --------------   --------------    --------------
                                                     (unaudited)                         (unaudited)
Net sales                                     100.0%              100.0%           100.0%            100.0%
Cost of sales                                  98.7%               51.2%            76.2%             52.5%
                                              -----               -----            -----             -----
Gross profit                                    1.3%               48.8%            23.8%             47.5%
Research and development expenses              19.7%               16.4%            22.2%             16.1%
Selling and administrative expenses            14.0%               12.0%            15.0%             12.1%
Write-down on impairment of assets              6.1%                 --              2.1%               --
Reduction in force                               --                  --              1.7%               --
Operating income (loss)                       (38.5%)              20.4%           (17.2%)            19.3%
Interest income, net                            2.5%                3.1%             2.8%              3.2%
                                              -----               -----            -----             -----
Income (loss) before income taxes             (36.0%)              23.5%           (14.4%)            22.5%
Provision (benefit) for income taxes          (13.5%)               8.7%            (5.4%)             8.1%
                                              -----               -----            -----             -----
Net income (loss)                             (22.5%)              14.8%            (9.0%)            14.4%
                                              -----               -----            -----             -----
                                              -----               -----            -----             -----


Third Quarter 1998 (Ended September 27, 1998) Compared to Third Quarter 1997 (Ended September 28, 1997)

     Net Sales. Net sales during the third quarter of 1998 decreased 18% to $22.0 million from $26.7 million in the third quarter of 1997. Sales of integrated circuits for cellular and PCS applications decreased 51% during the third quarter of 1998 to $8.3 million from $17.1 million in the third quarter of 1997. The lower demand during the third quarter of 1998, compared to the same period in 1997, was primarily due to increased competition, a shift in demand to lower cost phones not using the Company's parts, customer delays in ramp-up of new generation dual-band phones using the Company's new parts, and the effect of the Asian financial crisis on the wireless communications markets. Sequentially, sales of integrated circuits for cellular and PCS applications increased 12% during the third quarter of 1998 to $8.3 million from $7.5 million in the second quarter of 1998, as sales of integrated circuits for dual-band cellular and PCS applications increased.

     Sales of integrated circuits for CATV applications increased 55% during the third quarter of 1998 to $7.7 million from $4.9 million in the third quarter of 1997. The increase in sales during the third quarter of 1998 was due to increases in demand for the Company's integrated circuit chip set used in digital set-top converters and cable modems, and the Company's integrated circuit line amplifier used as a repeater in hybrid fiber coaxial distribution networks. Sequentially, sales of integrated circuits for CATV applications decreased 6% during the third quarter of 1998 to $7.7 million from $8.2 million in the second quarter of 1998, as sales of integrated circuits used in analog set-top converters decreased.

     Sales of integrated circuits for fiber optic telecommunications and data communication ("fiber optic") applications increased 86% during the third quarter of 1998 to $5.0 million from $2.7 million in the third quarter of 1997. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of a new family of integrated circuits for data communication applications. Sequentially, sales of integrated circuits for fiber optic applications increased 5% during the third quarter of 1998 to $5.0 million from $4.8 million in the second quarter of 1998 on sales of a new family of integrated circuits for data communication applications. The Company expects net sales of integrated circuits for fiber optic applications during the fourth quarter of 1998 to be lower than the third quarter of 1998 level, as demand for the Company's new family of integrated circuits for data communication applications has reduced.

     Sales of integrated circuits for DBS applications decreased 50% during the third quarter of 1998 to $0.9 million from $1.8 million in the third quarter of 1997. The reduction in sales of integrated circuits for DBS applications was primarily due to significantly lower demand for the Company's LNB converter integrated circuits in Europe and the effects of the Asian financial crisis (See
Note 2 - Inventories). Engineering service sales, which reflect customers' contributions to research and development, decreased $0.1 million during the third quarter of 1998 to $0.1 million from $0.2 million in the third quarter of 1997.

     Generally, selling prices for same product sales were lower during the third quarter of 1998 compared to the same period in 1997.

     The Company expects net sales during the fourth quarter of 1998 to be comparable to those of the third quarter of 1998 based upon the Company's current level of orders and forecasts for orders.

     Gross Margin. Gross margin during the third quarter of 1998 declined to 1.3% from 48.8% in the third quarter of 1997. The reduction in gross margin was primarily due to inventory write-downs totaling approximately $6.6 million that were recorded during the third quarter of 1998 (See Note 2 - Inventories). Excluding the inventory write-down of $6.6 million, gross margin during the third quarter of 1998 was 31.2%. In addition, higher costs associated with new products, lower factory utilization, and higher fixed costs associated with the Company's new test and manufacturing administration facilities placed into service during the second quarter of 1998 also caused the reduction in gross margin during the third quarter of 1998, compared to the same period of 1997.

     The Company believes that low factory utilization and costs associated with new product introductions may continue to adversely impact its gross margin through the fourth quarter of 1998.

     Research and Development. Company sponsored research and development expenses decreased 1% to $4.3 million during the third quarter of 1998 from $4.4 million during the third quarter of 1997. As a percentage of sales, research and development expenses increased to 19.7% in the third quarter of 1998 from 16.4% in the third quarter of 1997.

     The Company believes that research and development expense during the fourth quarter of 1998 will be similar to the second quarter of 1998 level of $5.1 million.

     Selling and Administrative. Selling and administrative expenses decreased 4% during the third quarter of 1998 to $3.1 million from $3.2 million in the third quarter of 1997. As a percentage of sales, selling and administrative expenses increased to 14.0% during the third quarter of 1998 from 12.0% in the same period of 1997.

     The Company expects selling and administrative expenses to increase during the fourth quarter of 1998 from the third quarter 1998 level of $3.1 million, due to executive relocation costs.

     Write-down on Impairment of Assets. Write-down on impairment of assets includes a write-down of approximately $0.5 million on equipment used to produce LNB converter integrated circuits, and approximately $0.8 million for impairment of certain software assets. (See Note 1 -- Impairment of Long-Lived Assets)

     Interest Income, net. Interest income, net decreased 33% to $0.6 million during the third quarter of 1998 from $0.8 million during the third quarter of 1997. The reduction in interest income, net of $0.2 million was primarily due to a lower amount of interest income earning investments during the third quarter of 1998 (caused by plant and equipment purchases that were primarily for the Company's new wafer fabrication facility), compared to the third quarter of 1997.

     Benefit for Income Taxes. The benefit for income taxes during the third quarter of 1998 was recorded at an estimated annual effective tax rate of 37.5% of the loss before income taxes.

Nine Months 1998 (Ended September 27, 1998) Compared to Nine Months 1997 (Ended September 28, 1997)

     Net Sales. Net sales during the nine month period ended September 27, 1998 decreased 15% to $63.5 million from $74.6 million in the nine month period ended September 28, 1997. Sales of ICs for cellular and PCS applications decreased 41% during the nine month period ended September 27, 1998 to $24.9 million from $42.0 million during the nine month period ended September 28, 1997. The lower demand was due to several factors, including increased competition, a shift in demand to lower cost phones not using the Company's parts, customer delays in ramp-up of new generation dual-band phones using the Company's new parts, and in part, to the effect of the Asian financial crisis on the wireless communications markets. Net sales of ICs for CATV applications for the nine month period ended September 27, 1998 increased 32% to $20.4 million from $15.5 million in the nine month period ended September 28, 1997 as demand for wide-band CATV tuner and infrastructure ICs increased.

     Sales of integrated circuits for fiber optic telecommunication and data communication applications increased 57% during the nine month period ended September 27, 1998 to $13.2 million from $8.5 million in the nine month period ended September 28, 1997. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of a new family of integrated circuits for data communication applications. Sales of ICs for DBS applications decreased 40% during the nine month period ended September 27, 1998 to $4.5 million from $7.5 million in the nine month period ended September 28, 1997 as selling prices and demand decreased (See Note 2 -- Inventories). Engineering service sales, which reflect customers' contributions to research and development, decreased $0.6 million during the nine month period ended September 27, 1998 to $0.5 million from $1.1 million in the nine month period ended September 28, 1997.

     Generally, selling prices for same product sales were lower during the first nine months of 1998 compared to the same period in 1997.

     Gross Margin. Gross margin during the nine month period ended September 27, 1998 declined to 23.8% from 47.5% in the nine month period ended September 28, 1997. The reduction in gross margin was primarily due to inventory write-downs totaling $6.6 million that were recorded during the third quarter of 1998 (See
Note 2 -- Inventories). Excluding the inventory write-downs of $6.6 million, gross margin during the nine month period ended September 27, 1998 was 34.2%. Higher costs associated with the Company's new products, lower factory utilization and higher fixed costs associated with the Company's new test and manufacturing administration facilities placed into service during the second quarter of 1998 also caused the reduction in gross margin during the nine month period ended September 27, 1998, compared to the same period of 1997.

     Research and Development. Company sponsored research and development expenses increased 17% during the nine month period ended September 27, 1998 to $14.1 million from $12.0 million in the nine month period ended September 28, 1997. The increase was primarily attributable to increased research and development of integrated circuits for CATV, fiber optic, and cellular and PCS applications. As a percent of sales, company funded research and development increased to 22.2% during the nine month period ended September 27, 1998 from 16.1% in the nine month period ended September 28, 1997.

     Selling and Administrative. Selling and administrative expenses increased 5% during the nine month period ended September 27, 1998 to $9.5 million from $9.0 million in the nine month period ended September 28, 1997. The increase during the nine month period ended September 27, 1998 was primarily due to an increase in operating costs associated with the Company's information systems. As a percentage of sales, selling and administrative expenses increased to 15.0% during the nine month period ended September 27, 1998 from 12.1% in the nine month period ended September 28, 1997.

     Reduction in Work Force. During the first quarter of 1998, the Company recorded a charge of $1.1 million associated with a reduction in staff of 100 employees. The employees who were involuntarily terminated were notified, received information regarding their benefit arrangement, and employment was severed on March 2, 1998. The terminated employees represented all areas of the Company, including production, research and development, and selling and administrative areas.

     The work force reduction charge primarily consisted of severance pay, extended medical coverage, and outplacement service costs. Approximately $1.0 million of severance pay, extended medical coverage, and outplacement service costs were paid through September 27, 1998, resulting in a remaining liability of $0.1 million as of September 27, 1998. The remaining liability of $0.1 million, which represents extended medical coverage for the terminated employees, is expected to be paid during the fourth quarter of 1998.

     Interest Income, net. Interest income, net decreased 26% during the nine month period ended September 27, 1998 to $1.8 million from $2.4 million during the nine month period ended September 28, 1997. The reduction in interest income, net of $0.6 million was primarily due to a lower amount of interest income earning investments during the nine month period ended September 27, 1998 (caused by plant and equipment purchases that were primarily for the Company's new wafer fabrication facility), compared to the same period in 1997.

     Benefit for Income Taxes. The benefit for income taxes during the nine month period ended September 27, 1998 was recorded at an estimated annual effective tax rate of 37.5% of the loss before income taxes.

Liquidity and Capital Resources

     As of September 27, 1998, the Company had $18.3 million in cash and cash equivalents and $20.3 million in marketable securities. The Company also has a $20 million revolving bank credit facility with a drawdown expiration of July 1, 1999. The availability under the revolving credit facility is subject to a number of financial covenants. Substantially all of the assets of the Company are pledged as security for repayments of amounts borrowed under this facility. There were no borrowings outstanding under this credit facility during the three month period ended September 27, 1998.

     Net cash provided by operating activities was $2.7 million during the nine month period ended September 27, 1998. Cash provided by operating activities primarily resulted from reductions in accounts receivable and inventory, partially offset by reductions in accounts payable, accrued liabilities, and income taxes payable during the nine month period ended September 27, 1998.

     Net cash used in investing activities was $10.2 million during the nine month period ended September 27, 1998. Purchases of plant and equipment of $15.6 million were partially offset by net sales of marketable securities of approximately $5.4 million during the nine month period ended September 27, 1998.

     Net cash provided by financing activities was $0.2 million during the nine month period ended September 27, 1998, which consisted primarily of cash payments received upon the issuance of common stock of the Company.

     The Company expects to spend approximately $24.0 million on equipment, furniture and fixtures, and leasehold improvements during the twelve month period ending September 27, 1999. At September 27, 1998 the Company has committed to purchase approximately $8.0 million of equipment, furniture and fixtures, and leasehold improvements during the fourth quarter of 1998 and the first quarter of 1999. The Company plans to continue activities associated with qualifying its new wafer fabrication facility during the second half of 1998 and the first half of 1999 and anticipates commencing production in the second half of 1999.

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

     The Company's comprehensive Year 2000 initiative is being managed by a senior team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in mid 1999. The total cost of the Year 2000 project is estimated at $2.0 million and is being funded through operating cash flows. Of the total project cost, approximately one-half is attributable to the purchase of new software which will be capitalized. The remaining one-half will be expensed when incurred. To date, the Company has incurred and expensed approximately $0.2 million, primarily for assessment of the Year 2000 issue and the development of a modification plan. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

Risks and Uncertainties

     Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10 K for the year ended December 31, 1997. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

                                ANADIGICS, Inc.

                                    PART II.
                               OTHER INFORMATION

Item 1. Legal Proceedings

     In March and April 1998, there were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey seven proposed class action lawsuits (collectively, the "Class Action Lawsuits"), captioned Assuncao v. Anadigics, Inc., et al., No. 98-917; Office and Professional Employees International Union Local 153 Pension Fund v. Anadigics, Inc., et al., No. 98-919; Kotler v. Anadigics, Inc., et al., No. 98-923; Gray v. Anadigics, Inc., et al., No. 98-1337; Mirpuri v. Anadigics, Inc., et al., No. 98-1811; Grayson v. Rosenzweig, et al., No. 98-1688; and Morgante v. Anadigics, Inc., et al., No. 98-2024. The Complaints filed in the Class Action Lawsuits (each of which names a combination of the following directors and officers of the Company: Ronald Rosenzweig, George Gilbert, Harry
T. Rein, John F. Lyons, Charles Huang, Javed Patel, Sheo Khetan and Robert Bayruns) seek unspecified damages in connection with claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and, as set forth in the Union Local 153, Kotler, Gray and Mirpuri Complaints, claims alleging common law fraud and negligent misrepresentation. The Complaints allege that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods. The longest proposed class period alleged by the plaintiffs in the Class Action Lawsuits is the period from July 17, 1997 through January 30, 1998. Although the Company is unable at this time to assess the probable outcome of the Class Action Lawsuits or the materiality of the risk of loss in connection therewith (given that none of the Complaints alleges damages with any particularity and the fact that certain procedural issues, including the prospective consolidation of the Class Action Lawsuits and the appointment of Lead Plaintiff and Lead Plaintiff's Counsel, have not yet been resolved), the Company believes that it has acted responsibly and intends to vigorously defend such Lawsuits.

     On or about August 3, 1998, a shareholders derivative lawsuit, captioned Deegan v. Rosenzweig, et al., No. 98-CV-3640 (the "Derivative Lawsuit"), was filed in the United States District Court for the District of New Jersey against the Company (as nominal defendant) and the following officers and directors thereof: Charles Burton, Paul Bachow, Robert Bayruns, Ronald Rosenzweig, George Gilbert, John Lyons, Harry Rein, Sheo Khetan, Javed Patel, Charles Huang and Phillip Wallace. The Complaint in the Derivative Lawsuit alleges claims, which are predicated upon the Class Action Lawsuits, seeking damages, contribution, indemnification and equitable relief. Although the Company is unable at this time to assess the probable outcome of the Derivative Lawsuit or the materiality of the risk of loss in connection therewith (given that the Complaint does not allege damages with any particularity), the Company believes that the Complaint filed therein is deficient.

Item     5.       Other Information

     The Company has provided information to the Securities and Exchange Commission in connection with what the Company understands to be the Commission's investigation, pursuant to a Formal Order of Investigation, into trading in the Company's stock in January 1998.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

          Exhibit 27. -- Financial Data Schedule

     (b)  Reports on Form 8-K during the quarter ended September 27, 1998.

          The Company did not file any reports on Form 8-K during the quarter ended September 27, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ANADIGICS, INC.

                                      By: /s/ John F. Lyons
                                         ------------------
                                              John F. Lyons
                                         Senior Vice President
                                         and Chief Financial Officer

Dated: October 21, 1998

                                ANADIGICS, Inc.

                                 EXHIBIT INDEX



                                                                          Page
                                                                          ----
Exhibit 27.       Financial Data Schedule  ...................             20