Form 10-K405
period 1998-12-31
ANADIGICS INC
filed 1999-03-30
CIK 940332

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   22-2582106
      -------------------------------                --------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                                     [LOGO]

                               35 Technology Drive
         Warren, New Jersey                                   07059
----------------------------------------              ----------------------
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

                          Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999 was approximately $202,505,280, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares outstanding of the Registrant's common stock as of March 1, 1999 was 14,804,375.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before April 30, 1999 is incorporated by reference in Part III hereof.)

PART 1

ITEM 1. BUSINESS.

THE COMPANY

GENERAL

            ANADIGICS, Inc. ("ANADIGICS" or the "Company") is a leading supplier of radio frequency ("RF") integrated circuit solutions for the communications markets. The Company's products are used to receive and transmit signals in a variety of broadband and wireless communications applications. The Company's efforts in the broadband area are focused on applications for cable television systems ("CATV") and fiber optic communication systems. In the wireless area, the Company's efforts are directed towards applications in cellular telephone and personal communication systems ("PCS"). The Company designs, develops and manufactures its integrated circuits primarily using gallium arsenide ("GaAs") semiconductor material. GaAs offers certain advantages in RF/microwave applications including the integration of numerous RF/microwave functions, which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits can typically replace 30 to 100 discrete components, permitting manufacturers of end products to reduce the size and weight of their products, increase power efficiency, improve reliability, reduce manufacturing time and cost and enhance overall system performance. The Company manufactures its integrated circuits at its existing 4-inch wafer fabrication facility in Warren, New Jersey and is in the process of qualifying a new 6-inch wafer fabrication facility, also located in Warren, New Jersey. The new wafer fabrication facility is expected to commence full-scale production during the second half of 1999.

REPORTABLE SEGMENT

            The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used (See Note 7. "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" included in the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data). All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

INDUSTRY OVERVIEW

            Over the last decade, there has been a continuous trend toward delivering various forms of electronic information at higher speeds and in greater quantity. New communications technologies and services, such as personal communication systems, dense wave division multiplex fiber optic communications, gigabit ethernet, digital cable television, and cable modems have emerged to provide improved performance and greater communication capacity. Markets for RF/microwave integrated circuits continue to grow rapidly fueled by the demand for these new products and services.

            Driving the development of new communications technologies and services is the transition from analog to digital modulation of audio and video signals. Digital modulation, enabled by improved performance of digital circuitry, provides improved quality, security and increased capacity at lower costs. The combination of greater bandwidth and digital modulation facilitates the development of enhanced multimedia communication.

ANADIGICS' STRATEGY

            The Company's objective is to be the leading supplier of RF integrated circuits for the communications markets. The following four elements, all of which are interrelated, form the basis of ANADIGICS' strategy.

      First to Market with Proprietary Products

            ANADIGICS believes that it must be "first to market" with proprietary products with the speed, bandwidth, and sensitivity required to make our customers leaders and to drive growth in their end markets. ANADIGICS has developed an experienced engineering staff that can rapidly design cost-effective integrated circuit solutions for its target markets. The combination of design experience and a "quick-turn" wafer fabrication and assembly capability allows the Company to develop prototypes that can be ready for testing in less than one month. This design efficiency contributes to customer satisfaction and allows the Company to improve product designs rapidly for manufacturing efficiency.

      Aggressive Cost Curve

            ANADIGICS believes that its success depends on its ability to follow product breakthroughs with a relentless focus on reducing costs, including lowering unit costs, improving integration/ease of use, and driving to single chip solutions. The Company believes that a low cost manufacturer must effectively control the critical phases of production in order to maintain high manufacturing yields.

Customer Focused

            ANADIGICS believes that in order to create products, which have the potential to become industry standards, it must be customer focused. This will allow the Company to leverage the technologies necessary to meet customer demands for performance, cost, ease of use, and reliability.

            ANADIGICS has developed working relationships with leading companies. This strategy provides ANADIGICS with rapid feedback from customers during the product design phase and increases the likelihood that products will meet customers' cost and performance requirements. ANADIGICS' working relationships with customers worldwide have ranged from guaranteed purchase orders to partially or fully funded development programs, in most cases with a limited exclusivity period granted to the customer with respect to the developed circuit. Examples of the Company's strategy to focus on worldwide industry leaders are the development of cellular telephone power amplifiers and receivers with Ericsson in the United States and Sweden and the development of cable television converter integrated circuits with General Instrument in the United States and Taiwan.

      People Oriented

           ANADIGICS believes that its people are its most important asset. The Company strives to create a high performance environment that recognizes teamwork and individual contributions. ANADIGICS has attracted the finest engineers and highest quality professional employees to its workforce because it values and rewards innovation, integrity and a commitment to quality. The Company plans to continue to increase its investment in employee training programs in an attempt to maintain its competitive edge.

TARGET MARKETS AND PRODUCTS

            To date, the Company has focused on communications markets, including the broadband CATV and fiber optic communications markets, and high volume wireless communications markets, including cellular and PCS applications. These target markets are characterized by transitions to broader bandwidths, to higher operating frequencies and, in many cases, from analog to digital modulation. The Company believes that these market trends offer opportunities for ANADIGICS' integrated circuit solutions to add value by lowering costs, improving reliability and reducing the size of customers' products.

            As part of its new product strategy, ANADIGICS plans to continue to focus on these same high growth markets but also plans to expand its broadband product offerings to include proprietary products that provide barriers to entry from competition and an expanded customer base. In the higher volume wireless applications, the Company intends to introduce standard products that expand the Company's integrated circuit content. The Company believes this will provide it with increasing stability through product, customer, and geographic diversity.

      Broadband Communications Markets

            Cable Television Market. Cable television continues to evolve from an industry that has traditionally delivered multichannel one-way analog television programming over a coaxial cable system to a multimedia industry delivering up to 500 channels of interactive video and other services such as telephony and internet access over hybrid fiber optic coaxial ("HFC") cable systems. The greater bandwidth available from cable television systems is now being increasingly used to provide high speed internet access via cable modems, thereby overcoming the congestion frequently experienced by users who access the internet by telephone lines. In a conventional analog cable television system, the programmer's signal is first scrambled and then transmitted to a C-Band satellite. A cable system "headend" facility receives television signals from satellites and other sources and retransmits them to subscribers through a distribution network composed of coaxial and fiber optic cable and distribution amplifiers which boost the signal level. The final component of the cable television system, the subscriber equipment, is comprised of a "dropwire" and, in some cases, a "drop amplifier" which extend from the distribution network to the subscriber's home and connect either directly to the subscriber's television set or to a set-top converter box. Addressable set-top converter boxes permit the efficient delivery of premium cable television services, including pay-per-view programming. In the multimedia environment, the HFC cable distribution system delivers digitally compressed video to the home, has a return path to the headend and contains switching functions. In such an environment, the set-top converter box is essentially a special purpose computer, handling compressed video and interactive services.

            Cable Television Terminal Products. The Company's CATV terminal products are used primarily as broadband tuners in set top converters operating at 500 and 800 megahertz ("MHz") bandwidth. The 800 MHz bandwidth tuner provides increased analog channel capacity, digital cable television capability and Internet access via a cable modem. ANADIGICS' 50-860 MHz integrated circuit chip set, which is comprised of an upconverter and downconverter, is used as a tuner in analog and digital 50-860 MHz set-top converters and in cable modems.

            During 1998, the Company introduced a reverse amplifier, which is used to amplify reverse path signals in set-top boxes and in cable modems. The Company also developed a 256 QAM upconverter in late 1998, which is used as a video tuner in digital set-top boxes.

            The Company's terminal products have been designed into analog and digital set-top boxes by General Instrument and Komatsu Murata Manufacturing Company, Limited and into cable modems by Com21, Inc., Motorola, Inc, 3Com, Inc., and Cisco Systems, Inc. (currently as a reference design as part of a global alliance).

            Cable Television Infrastructure Products. The Company has a second-generation integrated circuit line amplifier that is used as a repeater in 50-750 MHz HFC distribution networks. These integrated circuits are replacing silicon bipolar hybrid circuits used in this application. The Company offers broadband linear (drop) amplifier products operating at frequencies of up to 860 MHz for hybrid fiber/coaxial infrastructure applications.

            The Company's principal customer for line amplifiers is Scientific-Atlanta, Inc.

            Fiber Optic Market. The capacity of global telecommunication and data communication infrastructures continues to be upgraded with fiber optic communication systems in order to handle the demand for increasing amounts of information. This growth has been driven, in part, by the rapid growth of the Internet.

            Fiber optic telecommunications systems use low loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Fiber optic transceivers are used as repeaters in transmission systems to send and receive high data rate information. The transceiver consists of a laser transmitter and an optical receiver. The front end of most fiber optic receiver contains a photodetector diode and a transimpedance amplifier ("TIA") which provides current to voltage conversion and low noise signal amplification.

            Fiber optic data communications systems use either fiber channel or gigabit ethernet standards to achieve high-speed data transfer. Fiber channel is a practical inexpensive, yet expandable method for achieving high-speed data transfer among workstations, mainframes, and data storage devices. It addresses the need for very fast transfers of large volumes of information and is very effective in applications where large blocks of data must be transferred within buildings and over short distances. Gigabit ethernet standards are emerging as the most widely used standard in local area networking situations. The Company believes that demand for a combined solution (photodetector and TIA - See Fiber Optic Products below) for high-speed gigabit ethernet and fiber channel data communication applications will grow substantially over the next few years.

            Fiber Optic Products. The Company's principal products for fiber optic systems are TIAs that are used in Synchronous Optical Network ("SONET") and Synchronous Digital Hierarchy ("SDH") fiber optic transmissions. The Company's TIAs are used in local loop applications at rates of 622 Mb/s (OC-12) and 155 Mb/s (OC-48) and long-haul systems at rates of 2.5 Gb/s (OC-48) and 10 Gb/s (OC-192).

            During 1998, ANADIGICS introduced two GaAs opto-electronic integrated circuit, an "MSM-TIA", which integrates a 850nm photodetector and a TIA that is designed to meet the needs of the growing high speed gigabit ethernet data communications market, and a "PIN-TIA", in response to the increasing number of 1300nm fiber optic installations in gigabit speed networks. During 1998, ANADIGICS also developed a new TIA for telecommunications systems that offers extremely low group delay to prevent interchannel interference in
2.5 Gb/s dense wave division multiplexing (DWDM) and wave division multiplexing
(WDM) receivers.

            ANADIGICS also provides TIAs for other applications, including cable television distribution, asynchronous transfer mode (ATM) data communication, and related products.

            The Company's major customers in 1998 for fiber optic products include Nortel, Methode Hewlett-Packard, and Lucent Technologies.

            Wireless Communications Market

            Wireless Communications Market. The wireless communications market has grown rapidly over the past four years. The Company believes that the need for compact, highly-efficient transmitters and sensitive, low power consuming receivers within the rapidly developing wireless communications market has the potential to provide numerous opportunities for ANADIGICS.

            Cellular and PCS telephone systems consist of base stations which are connected to the public switched telephone networks which transmit and receive telephone signals via radio frequency waves in the 800 or 1900 MHz frequency range. Using either a portable or mobile telephone, a subscriber can communicate through a base station and can move seamlessly from one cell to another.

            In the United States, there are two competing digital cellular standards, time division multiple access (or "TDMA") and code division multiple access (or "CDMA"). TDMA increases capacity by placing three or more calls in the same channel separated by time. CDMA increases capacity by coding voice messages and spreading information over many channels. Telephones systems operating on the TDMA standard are also called DAMPS (for digital AMPS). DAMPS telephones, which are dual-mode with AMPS, are being offered by several U.S. and South American operators. CDMA telephones, some of which are dual mode with AMPS, are currently being offered primarily in the United States and parts of Asia.

            The European digital standard, Global System Mobile, (or "GSM") has been standardized by the European Union. GSM is the most widely deployed digital standard in the world with a high degree of acceptance in Europe and Asia. In addition, some systems have been deployed in North America and South America.

            As a result of its commitment to deliver high-performance integrated circuits that enable wireless technology, ANADIGICS has become an early adopter of Bluetooth wireless technology by joining a consortium comprised of approximately 200 companies. Bluetooth is a technical specification for short-range 2.4 GHz radio links between mobile personal computers and other portable devices such as cellular telephones, portable digital assistants, and digital cameras.

            Wireless Communications Products. ANADIGICS' integrated circuit products are used in transmitters and receivers of cellular and PCS handsets where small size and low power consumption are key parameters. The Company offers products for wireless terminal (analog cellular and major digital cellular and PCS telephones) applications and infrastructure (base station) applications.

            Terminal Applications. ANADIGICS has developed low cost GaAs integrated circuit power amplifiers that are smaller than discrete component and hybrid discrete solutions, which the Company believes perform as well as GaAs FET discrete solutions. During 1998, the Company introduced a new family of 3-volt power amplifiers, which address all major cellular standards, including AMPS, DAMPS, GSM, and CDMA. The new family of dual and single mode low voltage power amplifiers deliver excellent power added efficiency while saving cost and circuit board space.

            ANADIGICS has also produced GaAs integrated circuit front ends for cellular handset receivers.

            In early 1999, the Company began developing a new highly integrated power amplifier module for use in CDMA handsets. This product is very small and incorporates an integrated DC-to-DC converter, a breakthrough development that allows all of the benefits of a GaAs MESFET device without the need to separately supply negative voltage in system designs.

            Infrastructure Applications. The Company has developed and initiated production of GaAs integrated circuit front ends for use in wireless local loop applications and has also developed linear receiver front ends for use in cellular base stations. During 1998, the Company introduced three GaAs MMIC power amplifiers, which offer high performance, cost effective solutions for infrastructure applications.

            During the first half of 1998, the Company's major customers for wireless communications products were Ericsson, Qualcomm and Qualcomm PE. During the second half of 1998, the Company's major customer for wireless communications products was Ericsson.

MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

            The Company primarily sells its products directly to customers worldwide. ANADIGICS has developed working relationships with leading companies in the broadband and wireless communications markets. The Company's principal customers in 1998 include LM Ericsson AB ("Ericsson"), General Instrument Corp. ("General Instrument"), Nortel Ltd. ("Nortel"), Tomen Electronics, Corp., Hytel Group, Inc., Philips Electronics N.V., and Qualcomm Personal Electronics ("Qualcomm PE"), a partnership between Qualcomm, Inc. and Sony Corp, Qualcomm, Inc. ("Qualcomm"), Scientific Atlanta, and Methode Electronics, Inc ("Methode"). The Company also selectively utilizes independent manufacturers' representatives and distributors to complement its direct sales and customer support efforts.

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

            The ANADIGICS design and applications engineering staff is actively involved with a customer during all phases of design and production by publishing and providing the customer with engineering data, up-to-date product application notes, following up with the customer's engineers on a regular basis, and assisting in resolving technical problems by working with the customers' engineers both on and off site. In most cases the design and applications engineers obtain prototypes from the customer in order to debug and identify potential improvements to the design in parallel with the customer's effort. This strategy helps customers speed up their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high volume production.

            ANADIGICS' policy is to provide its customers with applications engineering support at its customers' factories throughout the world, generally within 48 hours of a customer request. The Company's sales are typically made pursuant to customer purchase orders, and such orders may be canceled without significant penalty.

MANUFACTURING, ASSEMBLY AND TESTING

            The Company fabricates all of its integrated circuits on four-inch diameter GaAs wafers at its plant in Warren, New Jersey in an 8,000 square foot, Class 100 cleanroom. Present production capacity is approximately 40,000 four-inch diameter wafers per year. If the Company is not successful in qualifying its new 6-inch wafer fabrication facility (see related discussion below), the Company believes that this facility should be able to satisfy its production needs through the end of 1999. See "Risk Factors--Possible Production Capacity Constraints; Possible Delay in Construction of New Production Facility".

            ANADIGICS' wafer processing technology has been developed for reliable manufacturing. The Company has developed a GaAs D-MESFET process that it uses to produce most of its products. By using ion implant variations, the Company can optimize performance and yield, allowing it to produce, for example, high linearity, low-noise, receiver integrated circuits or transmitter integrated circuits with high power and efficiency. ANADIGICS' wafer processing technology has been developed for reliable manufacturing.

            The Company has also developed a GaAs Pseudomorphic High Electron Mobility Transistor (PHEMT) manufacturing process, which achieves extremely high electron mobility. Devices manufactured using ANADIGICS' PHEMT manufacturing process have better sensitivity and bandwidth than conventional MESFET devices and hence are an enabling technology that serves high bit rate fiber optic systems. The Company is currently introducing devices for fiber optic communications applications using its newly developed PHEMT manufacturing process.

            The Company is in the process of qualifying a new 6-inch wafer fabrication facility, also located in Warren, New Jersey. Expected production capacity is approximately 39,000 six-inch diameter wafers per year. The new wafer fabrication facility is expected to commence full-scale production during the second half of 1999. The Company expects that the new 6-inch wafer fabrication facility will enable the Company to approximately double its 1998 production levels. The new wafer fabrication facility will have additional space in which the Company expects to add more manufacturing capacity in the future.

            In association with the start-up of the Company's new 6-inch wafer fabrication facility during the second half of 1999, the Company plans to close its existing 4-inch wafer fabrication facility during the same period. The Company is currently accelerating the depreciation and amortization of the assets and leasehold improvements used in its existing wafer fabrication facility. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - 1998 vs. 1997 - GROSS MARGIN").

            Fabricated wafers are shipped to contractors in Asia for assembly in integrated circuit packages. Once assembled by the contractor, packaged integrated circuits are shipped back to the Company's Warren, New Jersey facility for final testing. The Company believes that its automated test systems are important to its ability to manufacture high quality integrated circuits at a low cost. ANADIGICS has a staff of test engineers that design and build custom test systems and program commercially available test systems to facilitate rapid testing of its GaAs integrated circuits at high frequencies. See "Risk Factors--Possible Production Capacity Constraints; Possible Delay in Construction of New Production Facility" and "--Dependence on Semiconductor Assembly Contractors".

            The Company's design and manufacturing processes were certified as ISO 9001 compliant in December 1993. Since that date, the Company has maintained compliance with this standard.

RAW MATERIALS

            Blank GaAs wafers, other raw materials, and equipment used in the production of the Company's integrated circuits are available from several suppliers. The Company currently has two qualified blank wafer suppliers, both located in Japan. Although the Company has not experienced any significant delay in obtaining wafers, components, or production equipment, no assurances can be given that a shortage will not arise in the future. See "Risk Factors--Limited Sources for Certain Components, Materials and Equipment".

RESEARCH AND DEVELOPMENT

            The Company has made significant investments in its proprietary processes, including product design, wafer fabrication, and integrated circuit testing, which the Company believes gives it a competitive advantage. To date, the Company's research and development efforts have focused on developing low cost, high volume production of GaAs integrated circuit products for the telecommunication and television industries. During 1998, approximately two-thirds of the Company's research and development expenses were for the development of integrated circuits for cellular, PCS and other wireless applications and the remaining one-third was primarily for the development of integrated circuits for fiber optic telecommunications applications and cable television applications. As of March 23, 1999, the Company had approximately 85 engineers assigned primarily to research and development.

            The Company expects to increase its research and development efforts in its broadband communications applications (cable and broadcast, and fiber optic) during 1999 and expects its wireless communications research and development efforts to remain consistent with 1998 levels.

            The ability to simulate and model circuits is a critical technology for analog integrated circuit design, especially at high frequencies. The Company has developed a set of simulation tools and device models, which are custom-fit to the Company's process. Recognizing the importance of powerful electronic design automation ("EDA") tools, in 1998 ANADIGICS partnered with a leading manufacturer of RF/analog EDA systems, HP EEsof, to develop and enhance design tools to improve the Company's research and development efficiency. The partnership's primary objectives are to improve package modeling, design tool training, and design tool integration.

            The Company is also in the process of researching and developing other wafer processing technologies, including GaAs heterojunction bipolar transistor ("GaAs HBT") technology.

COMPETITION

            While competition in all of the markets for the Company's current products is intense, the basis on which the Company competes varies by product. Competitors in the wireless market are entrenched suppliers of discrete receiver front-end devices such as Fujitsu Compound Semiconductor Inc., Mitsubishi Electric Corp., Motorola, Inc., Philips Electronics N.V. and Siemens AG; discrete hybrid power amplifiers suppliers such as Fujitsu Compound Semiconductor Inc., Hitachi, Ltd., Matsushita Electric Industrial Co. Ltd., Mitsubishi Electric Corp. and Philips Electronics N.V.; and GaAs integrated circuit manufacturers for receiver front-end or power amplifiers such as Radio Frequency Microwave Devices Inc., Fujitsu Compound Semiconductor Inc., Motorola, Raytheon Co., Conexant, and TriQuint Semiconductor, Inc. The Company competes in the wireless market generally on the basis of price and product performance.

            In the cable and broadcast television markets, ANADIGICS' integrated circuits compete primarily with manufacturers of discrete components. In these markets, the Company competes on the basis of price and product performance, specifically as they relate to the ability of its GaAs integrated circuits to replace a large number of discrete components. Manufacturers of discrete components include Fujitsu Compound Semiconductor Inc., Mitsubishi Electric Corp., NEC Corp., Philips Electronics N.V., and Siemens AG.

            In the fiber optic markets, ANADIGICS competes with other GaAs and silicon integrated circuit manufacturers, generally on the basis of product performance, reliability and price. Principal competitors in this market are Philips Electronics N.V., TriQuint Semiconductor, Inc. and Vitesse Semiconductor Corp. as well as many end-user product manufacturers who design and fabricate their own in-house solutions.

            Many of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Increased competition could adversely affect the Company's revenue and profitability by causing it to reduce prices or by reducing demand for the Company's products.

EMPLOYEES

            At December 31, 1998, the Company had approximately 475 employees, none of whom was a member of a labor union. The Company believes its labor relations to be good and has never experienced a work stoppage.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

            It is the Company's practice to seek U.S. and foreign patent and copyright protection on its products and developments where appropriate and to protect its valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. As of December 31, 1998, the Company owns sixteen U.S. patents and has seven pending U.S. patent applications and one pending foreign patent application filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1988 and 1998 and will expire between 2006 and 2016.

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

DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS

            The Company receives most of its revenues from a few significant customers. Sales to the Company's three largest customers in each of the past three years accounted for 45%, 62% and 56% of net sales in 1996, 1997 and 1998, respectively. Ericsson, General Instrument, and Nortel accounted for 34%, 17%, and 5% of 1998 net sales, respectively. The Company's operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If the Company were to lose a major customer, or if sales to a major customer were to decrease materially, the Company's results of operations would be materially and adversely affected. See "The Company--Target Markets and Products" in this Section.

POSSIBLE DELAYS IN DEVELOPMENT OF NEW MARKETS; UNCERTAINTY OF ACCEPTANCE OF NEW
  PRODUCTS

            The extent of the Company's success will depend to a considerable extent upon the continued worldwide growth within the Company's targeted markets. No assurance can be given regarding the rate at which these markets will grow or regarding the Company's ability to produce competitive products, particularly modules for cellular and PCS applications, for such applications and systems as they grow. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, achievement of acceptable manufacturing yields and market acceptance of its products and its customer's products. No assurance can be given that the Company's product and process development efforts will be successful or that its new products or its customer's new products will achieve market acceptance.

VARIABILITY OF MANUFACTURING YIELDS

            The Company's manufacturing yields vary significantly among products, depending on the complexity of a particular GaAs integrated circuit's design and the Company's experience in manufacturing such integrated circuits. Historically, the Company has experienced difficulties in achieving planned yields on certain new GaAs integrated circuits, which have adversely affected gross margins. Although the Company's process technology utilizes standard silicon semiconductor manufacturing equipment, aggregate production quantities of GaAs integrated circuits manufactured by the Company and the GaAs integrated circuit industry in general have been relatively low compared with silicon integrated circuit production volumes.

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

            Because a large portion of the Company's costs of manufacturing are relatively fixed and average selling prices tend to decline over time, improvements in the number of shippable integrated circuits per wafer and increases in the production volume of wafers are critical to maintaining and improving the Company's results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect operating results. There can be no assurance that the Company will be able to continue to improve its yields in the future or that the Company will not suffer periodic yield problems, particularly during the early production of new products. In either case, the Company's results of operations could be materially and adversely affected. See "The Company--Manufacturing, Assembly and Testing".

POSSIBLE PRODUCTION CAPACITY CONSTRAINTS; POSSIBLE DELAY IN CONSTRUCTION OF NEW
  PRODUCTION FACILITY

            The Company currently manufactures all of its integrated circuits at its four-inch wafer fabrication facility located at 35 Technology Drive in Warren, New Jersey. The Company believes that this facility should be able to satisfy its production needs through the end of 1999. However, if production volumes were to significantly increase from 1998 levels, the Company may be required to successfully hire, train and manage additional production personnel in order to successfully increase production capacity at this facility. There can be no assurance that the Company will be able to implement these changes successfully. If the increase in production capacity is delayed for any reason, the Company will be limited in its ability to increase sales volumes. In addition, a failure to increase production could adversely affect relationships with customers if the Company does not have sufficient capacity to satisfy the demand for its products.

            The Company is currently in the process of qualifying a new wafer fabrication facility located at 141 Mount Bethel Road, Warren, New Jersey. Qualification activities are expected to continue in 1999 and full-scale production is expected to commence during the second half of 1999. There can be no assurance that the Company will successfully qualify the wafer fabrication facility by the end of the first half of 1999 and failure to do so would have a material adverse effect on its gross margin and operations.

            The successful operation of the new facility, once completed, as well as the Company's overall production operations, will also be subject to numerous risks. The Company will be required to train and manage production personnel successfully in order to effectively operate the new facility. The Company does not have excess production capacity at its 35 Technology Drive facility to offset any failure of the new facility to meet planned production goals beyond 1999. The failure of the Company to successfully operate the new facility would have a material and adverse effect on its gross margin and operations.

            The Company will also have to effectively coordinate and manage the shutdown of its existing wafer fabrication facility and to commence full-scale production at its new wafer fabrication facility during the second half of 1999. The failure to successfully coordinate and manage these two activities would adversely affect the Company's overall production and could have a material and adverse effect on its gross margin and operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

PRODUCT LIFE CYCLES

            The life cycles of certain products manufactured by the Company are heavily dependent upon the life cycles of the end products, which include the Company's products. The Company estimates that current life cycles for cellular and PCS telephone handsets, and in turn the Company's cellular and PCS products, are approximately 12 to 24 months. Products with short life cycles (i.e. less than two years) require the Company to closely manage production and inventory levels. There can be no assurance that the Company will not be materially effected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for the Company's products and/or the estimated life cycles of the end products which include the Company's products.

COMPETITION

            The semiconductor industry is intensely competitive and is characterized by rapid technological change. To date, the Company has competed primarily with manufacturers of discrete GaAs and silicon semiconductors, and GaAs and silicon integrated circuit manufacturers. The Company expects increased competition from other GaAs integrated circuit manufacturers, silicon analog integrated circuit manufacturers and a number of companies, which may penetrate the RF/microwave integrated circuit communications market with other competing technologies, such as silicon germanium. In addition, certain of the Company's customers are competitors of the Company.

            Increased competition could result in decreased prices of GaAs integrated circuits, reduced demand for the Company's products and a reduction in the Company's ability to recover development-engineering costs. Any of these developments could materially and adversely affect the Company's results of operations. Most of the Company's current and potential competitors, including Fujitsu Compound Semiconductor Inc., ITT Corp., Motorola Inc., Radio Frequency Microwave Devices, Inc., Raytheon Co., Conexant, and TriQuint Semiconductor, Inc. have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors. See "The Company--Competition".

DEPENDENCE ON SEMICONDUCTOR ASSEMBLY CONTRACTORS

            The Company does not assemble its integrated circuits; instead it provides the GaAs integrated circuit dice and, in some cases, packaging components to integrated circuit assembly vendors, which are located in Asia and Canada. The Company maintains one qualified service supplier for each assembly process. The Company's inability to obtain sufficient high quality and timely assembly service, or the loss of any of its current assembly vendors, would result in delays or reductions in product shipment, and/or reduced product yields that could materially and adversely affect its results of operations.

            The Company is in the process of developing advanced packaging technologies that will allow the Company to produce multi-chip modules. Similar to the integrated circuit assembly disclosures above, the Company does not intend to assemble multi-chip modules; instead it plans to provide the integrated circuit dice and, in some cases, packaging components to multi-chip module assembly vendors, which are located in Asia. There can be no assurance that the Company will be able to obtain sufficient, high quality and timely module assembly service. The Company's inability to obtain such service could result in delays or reductions in product shipments, and/or reduced product yields that could materially and adversely affect its results of operations.

LIMITED SOURCES FOR CERTAIN COMPONENTS, MATERIALS AND EQUIPMENT

            The Company does not manufacture any of the blank wafers or packaging components used in the production of its GaAs integrated circuits. Blank wafers and packaging components are available from a limited number of sources. The inability of the Company to obtain these wafers or components in the required quantities could result in delays or reductions in product shipments, which would materially and adversely affect the Company's operating results. Although the Company has not to date experienced any significant difficulty in obtaining wafers or components, no assurance can be given that shortages will not arise in the future.

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

INTERNATIONAL SALES AND OPERATIONS

            Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for approximately 65%, 57% and 58% of total net sales for 1996, 1997 and 1998, respectively. The Company expects that revenues derived from international sales will continue to represent a significant portion of its total net sales. International sales are subject to a variety of risks, including those arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of the Company's foreign sales are currently denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. In addition, there can be no assurance that the Company's international customers will continue to accept orders denominated in U.S. dollars. If such customers do not continue to accept orders denominated in U.S. dollars, the Company's reported sales and earnings would become more directly subject to foreign exchange fluctuations.

            During February 1998, the Company received order cancellations from one of the Company's customers as a result of the economic turmoil in Asia. Continued economic turmoil in the Asian markets, or elsewhere in the world, may adversely impact the Company's customers' ability to sell their products in those effected markets or to customers producing for the affected market.

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

YEAR 2000 RISK

            As has been widely reported, many computer systems process dates based on two digits for the year of transaction and may be unable to process dates in the year 2000 and beyond. There are many risks associated with the year 2000 compliance issue, including but not limited to the possible failure of the Company's systems and hardware with embedded applications. Any such failure could have a material adverse effect on the Company's results of operations and financial condition. In addition, there can be no guarantee that the systems of other companies, including the Company's vendors, utilities and customers, will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. (See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Year 2000".)

ITEM 2. PROPERTIES.

            The Company was incorporated in Delaware on April 24, 1984. The executive offices of the Company are located at 35 Technology Drive, Warren, New Jersey 07059. The Company currently occupies space in three buildings, all of which are located in the same industrial park. Approximately 72,000 square feet of office and manufacturing space is occupied in a building located at 35 Technology Drive under a lease expiring on May 1, 2005, the terms of which may be extended for an additional ten year period and two additional five year periods. Approximately 7,500 square feet of office space is occupied in a building located at 30 Technology Drive under a five-year rental agreement. Approximately 167,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty year lease expiring on December 31, 2016.

            The Company also occupies a 500 square feet sales and administration office located in Easton, Pennsylvania under a one year lease agreement that can be extended, at the option of the Company, on an annual basis.

            The Company's telephone number is (908) 668-5000. The Company's Website address is http://www.anadigics.com.

ITEM 3. LEGAL PROCEEDINGS.

            In March and April 1998, there were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey seven proposed class action lawsuits (collectively, the "Class Action Lawsuits"), captioned

Assuncao v. Anadigics, Inc., et al., No. 98-917; Office and Professional Employees International Union Local 153 Pension Fund v. Anadigics, Inc., et al., No. 98-919; Kotler v. Anadigics, Inc., et al., No. 98-923; Gray v. Anadigics, Inc., et al., No. 98-1337; Mirpuri v. Anadigics, Inc., et al., No. 98-1811; Grayson v. Rosenzweig, et al., No. 98-1688; and Morgante v. Anadigics, Inc., et al., No. 98-2024. The Complaints filed in the Class Action Lawsuits (each of which names a combination of the following directors and officers of the
Company: Ronald Rosenzweig, George Gilbert, Harry T. Rein, John F. Lyons, Charles Huang, Javed Patel, Sheo Khetan and Robert Bayruns) seek unspecified damages in connection with claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and, as set forth in the Union Local 153, Kotler, Gray and Mirpuri Complaints, claims alleging common law fraud and negligent misrepresentation. The Complaints allege that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods. The longest proposed class period alleged by the plaintiffs in the Class Action Lawsuits is the period from July 17, 1997 through January 30, 1998. On December 20, 1998, the United States District Court for the District of New Jersey entered an Order consolidating the Class Action Lawsuits into one action, captioned In re Anadigics, Inc. Securities Litigation, No. 98-CV-917 (the "Consolidated Class Action Lawsuit"), and appointing Lead Plaintiffs and Lead Plaintiffs' Counsel. The parties to the Consolidated Class Action Lawsuit have jointly requested the Court to extend to April 5, 1999 the deadline by which plaintiffs must file their Amended Consolidated Complaint. Although the Company is unable at this time to assess the probable outcome of the Consolidated Class Action Lawsuit or the materiality of the risk of loss in connection therewith (given that none of the original Complaints had alleged damages with any particularity and the Amended Consolidated Complaint has not yet been served), the Company believes that it has acted responsibly and intends to vigorously defend such Lawsuits.

            On or about August 3, 1998, a shareholders derivative lawsuit, captioned Deegan v. Rosenzweig, et al., No. 98-CV-3640 (the "Derivative Lawsuit"), was filed in the United States District Court for the District of New Jersey against the Company (as nominal defendant) and the following officers and directors thereof: Charles Burton, Paul Bachow, Robert Bayruns, Ronald Rosenzweig, George Gilbert, John Lyons, Harry Rein, Sheo Khetan, Javed Patel, Charles Huang and Phillip Wallace. The Complaint in the Derivative Lawsuit alleges claims, which are predicated upon the Class Action Lawsuits, seeking damages, contribution, indemnification and equitable relief. On October 28, 1998, the United States District Court for the District of New Jersey stayed the Derivative Lawsuit pending the earlier of (1) the disposition of any motion to dismiss the Complaint (or any Consolidated Amended Complaint) in the Class Action Lawsuits or (2) the commencement of discovery in the Class Action Lawsuits. As a result, on October 29, 1998, the Court administratively dismissed the Derivative Lawsuit without prejudice. Although the Company is unable at this time to assess the probable outcome of the Derivative Lawsuit or the materiality of the risk of loss in connection therewith (given that the original Complaint did not allege damages with any particularity and no operative pleading presently exists), the Company believes that the original Complaint filed therein was deficient.

            The Company has provided information to the Securities and Exchange Commission in connection with what the Company understands to be the Commission's investigation, pursuant to a Formal Order of Investigation, into trading in the Company's stock in January 1998.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

                                                         HIGH              LOW
                                                       --------         --------
1998
Fourth Quarter ...............................         $  14.19         $   5.13
Third Quarter ................................            21.00             7.81
Second Quarter ...............................            16.81            11.00
First Quarter ................................            33.81            13.19

1997
Fourth Quarter ...............................         $  51.38         $  21.00
Third Quarter ................................            54.25            30.50
Second Quarter ...............................            35.50            22.50
First Quarter ................................            37.68            24.00

            As of March 1, 1999, there were 14,804,375 shares of Common Stock outstanding and 406 holders of record of the Common Stock.

            The Company has never paid cash dividends on its capital stock. The Company's bank credit agreement prohibits the payment of cash dividends without the consent of the lender thereunder. See Note 10 to the Consolidated Financial Statements. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

            The following selected financial data are derived from the Financial Statements of ANADIGICS. The data should be read in conjunction with Item 10. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, related Notes and other financial information included herein.

                                                                        YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                             1994              1995              1996               1997              1998
                                         ------------      ------------      ------------       ------------      ------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales .........................      $     34,832      $     51,460      $     68,864       $    102,536      $     86,075
Cost of sales .....................            18,454            24,995            38,887             56,093            66,228
                                         ------------      ------------      ------------       ------------      ------------
Gross profit ......................            16,378            26,465            29,977             46,443            19,847
Research and development ..........             9,195            11,733            12,036             16,765            18,824
Selling and administrative
  expense .........................             4,530             6,640             8,206             12,139            12,926
Restructuring charges .............                                                                                      7,126
                                         ------------      ------------      ------------       ------------      ------------
Operating income (loss) ...........             2,653             8,092             9,735             17,539           (19,029)
Interest expense ..................               831               573               371                155                79
Interest income ...................               343             1,301             1,739              3,384             2,375
                                         ------------      ------------      ------------       ------------      ------------
Income (loss) before income taxes .             2,165             8,820            11,103             20,768           (16,733)
Provision (benefit) for
  income taxes(1) .................               300             1,527              (888)             5,439            (7,175)
                                         ------------      ------------      ------------       ------------      ------------
Net income (loss) (1) .............      $      1,865      $      7,293      $     11,991       $     15,329      $     (9,558)
                                         ============      ============      ============       ============      ============
Diluted earnings per share(1)(2) ..      $       0.23      $       0.64      $       0.93       $       1.02      $      (0.65)
                                         ============      ============      ============       ============      ============
Weighted average common and
  dilutive securities
  outstanding (2) .................         8,260,430        11,374,745        12,907,851         15,063,879        14,723,941

                                                                        AT DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1994          1995          1996          1997          1998
                                                --------      --------      --------      --------      --------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ..........................      $ 11,349      $ 35,953      $ 37,825      $ 65,061      $ 57,123
Total assets .............................        30,885        66,250        86,996       168,084       154,098
Current maturities of capital lease
  obligations ............................         3,829         1,718         1,292           425           229
Capital lease obligations, less current
  portion ................................         2,807         1,919           627           389           183
Current maturities of long-term debt .....                                                                 1,000
Long-term debt, less current portion .....                                                                 4,000
Total stockholders' equity ...............        20,520        53,823        70,557       146,463       137,807

(1) Includes recognition of a net deferred tax benefit of approximately $1.2 million (diluted earnings per share $0.11), $3.6 million (diluted earnings per share of $0.28) and $1.9 million (diluted earnings per share of $0.13) in 1995, 1996 and 1997, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1997 Compared to 1996 and Note 9 to the consolidated financial statements contained in Item 8. - Financial Statement and Supplementary Data.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements contained in Item 8. - Financial Statement and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

            The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                             ---------------------------------
                                               1996         1997         1998
                                             ------        ------       ------
Net sales ................................    100.0%        100.0%       100.0%
Cost of sales ............................     56.5          54.7         76.9
                                             ------        ------       ------
Gross profit .............................     43.5          45.3         23.1
Research and development .................     17.5          16.4         21.9
Selling and administrative expense .......     11.9          11.8         15.0
Restructuring charges ....................                                 8.3
                                             ------        ------       ------
Operating income (loss) ..................     14.1          17.1        (22.1)
Interest expense .........................      0.5           0.2          0.1
Interest income ..........................      2.5           3.3          2.8
                                             ------        ------       ------
Income (loss) before income taxes ........     16.1          20.2        (19.4)
Provision (benefit) for income taxes .....     (1.3)          5.3         (8.3)
                                             ------        ------       ------
Net income (loss) ........................     17.4%         14.9%       (11.1)%
                                             ======        ======       ======

1998 COMPARED TO 1997

            NET SALES. Net sales during 1998 decreased 16% to $86.1 million from $102.5 million in 1997. Net sales consist of product sales and engineering service sales. Net product sales decreased 15% to $85.4 million in 1998 from $101.0 in 1997. Engineering service sales, which reflect customers' contributions to research and development, decreased 54% during 1998 to $0.7 million from $1.5 million in 1997.

            Sales of integrated circuits for cellular and PCS applications decreased 44% during 1998 to $33.7 million from $59.7 million during 1997. The lower demand was due to several factors, including increased competition, a shift in demand to lower cost phones not using the Company's parts, customer delays in ramp-up of new generation dual-band phones using the Company's new parts, and in part, to the effect of the Asian financial crisis on the wireless communications markets.

            Sales of integrated circuits for cable and broadcast applications increased 36% during 1998 to $28.3 million from $20.8 million in 1997. The increase in sales of integrated circuits for cable and broadcast applications during 1998 was due to increases in demand for the Company's integrated circuits used in digital set-top converters and cable modems, and the Company's integrated circuit line amplifier used as a repeater in hybrid fiber coaxial distribution networks.

            Sales of integrated circuits for fiber optic telecommunication and data communication applications increased 53% during 1998 to $17.6 million from $11.5 million in 1997. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of a new family of integrated circuits for data communication applications. The Company expects increased price competition for lower data rate fiber optic telecommunications products from other silicon-based solution providers during 1999.

            Sales of integrated circuits for direct broadcast satellite applications decreased 36% during 1998 to $5.7 million from $9.0 million in 1997. During the third quarter of 1998, the Company decided to cease production of its low noise block ("LNB") converter integrated circuits that were used in DBS applications because of reduced demand for LNB converter integrated circuits and the effects of the Asian financial crisis.

            Generally, selling prices for same product sales were lower during 1998 compared to 1997.

            GROSS MARGIN. Gross margin during 1998 declined to 23.1% from 45.3% in 1997. The reduction in gross margin was primarily due to increased inventory reserves, including a special charge of $6.6 million (substantially all of which was scrapped prior to December 31, 1998) and accelerated depreciation charges (related to the planned closing of the Company's existing wafer fabrication facility) of $2.7 million that were recorded during 1998. The inventory special charges consisted of the following: $3.4 million of older generation, single-band power amplifier integrated circuits used in cellular applications, $2.1 million of LNB integrated circuits used in DBS applications, and $1.1 million of older generation line amplifiers used in CATV applications. The Company was aggressively attempting to sell these integrated circuits in certain markets (primarily secondary communications markets in Asia). The Company experienced limited success in selling these integrated circuits during 1998 and reevaluated its selling efforts and the potential markets for these products during 1998. Based upon this reevaluation, the Company decided that it would curtail its efforts to sell these products.

            Lower factory utilization and higher fixed costs associated with the Company's new test and manufacturing administration facilities placed into service during the second quarter of 1998 also contributed to the reduction in gross margin during 1998, compared to 1997.

            RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 12% during 1998 to $18.8 million from $16.8 million in 1997. The increase was primarily attributable to increased research and development of integrated circuits for fiber optic and cellular and PCS applications. As a percent of sales, company funded research and development increased to 21.9% during 1998 from 16.4% in 1997. The Company expects to spend approximately $24.0 million in research and development expense during 1999.

            SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 6% during 1998 to $12.9 million from $12.1 million in 1997. The increase was due in part to executive relocation costs, an increase in operating costs associated with the Company's information systems, and other consulting costs. As a percentage of sales, selling and administrative expenses increased to 15.0% during 1998 from 11.8% in 1997.

            RESTRUCTURING CHARGES. In connection with the Company's plan to lower manufacturing costs and streamline its manufacturing operations, the Company recorded restructuring charges totaling $7.1 million during 1998. The restructuring charges consisted of writedowns of impaired assets of $4.5 million, reductions in force of $1.6 million, and wafer fabrication facility shutdown and removal costs of $1.0 million.

            Writedowns of Impaired Assets. The Company evaluated the on-going value of certain assets. Based upon this evaluation, the Company plans to dispose of certain assets with a carrying amount of $4.6 million and estimated the sales value, net of related costs to sell, at $0.1 million. As a result, the Company recorded an impairment loss of $4.5 million, which consisted of the following items (in millions):

      Write-down of assets associated with the conversion of the new wafer fabrication facility from 4-inch to 6-inch wafers $ 2.2 Write-down of assets associated with the closure of the
        Company's in-house assembly operations                              1.0
      Write-off of software, in connection with the Company's
        on-going information systems improvements                           0.8
      Unused production assets previously used in the production
        of DBS LNB converter integrated circuits                            0.5
                                                                         ------
            Total write-down on impairment of long-lived assets          $  4.5
                                                                         ======

            Reductions in Force. The Company recorded charges of $1.1 million during the first quarter of 1998 and $0.5 million during the fourth quarter of 1998 associated with reductions in its workforce. The workforce reduction charges primarily consisted of severance pay, extended medical coverage, and outplacement service costs for approximately 165 employees primarily involved in the Company's production operations. Approximately $1.1 million of severance pay, extended medical coverage, and outplacement service costs were paid through December 31, 1998 for the termination of approximately 120 employees. The remaining liability of $0.5 million is expected to be paid during the first half of 1999.

            Facility Shutdown and Removal Costs. The Company recorded charges of $1.0 million associated with the shutdown and removal of its existing wafer fabrication facility. (See "MANUFACTURING, ASSEMBLY AND TESTING" contained in
Item 1. - BUSINESS)

            INTEREST INCOME, NET. Interest income, net decreased 29% during 1998 to $2.3 million from $3.2 million in 1997. The reduction in interest income, net of $0.9 million was primarily due to a lower amount of investments during 1998 (caused by plant and equipment purchases that were primarily for the Company's new wafer fabrication facility), compared to 1997.

            BENEFIT FOR INCOME TAXES. The Company recorded a benefit for income taxes during 1998 of $7.2 million, or 42.9% of the loss before income taxes. The benefit for income taxes primarily related to the 1998 federal and state net operating losses, federal and state research and development credits, and state manufacturing credits, all of which the Company plans to carry forward.

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

            Sales of integrated circuits for fiber optic SONET, SDH and ATM telecommunication applications decreased 1% during 1997 to $11.5 million from $11.6 million in 1996. Sales of integrated circuits for DBS television applications decreased 43% during 1997 to $9.0 million from $15.8 million in 1996 as demand from European manufacturers of DBS equipment for the European market decreased.

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

            INTEREST INCOME, NET. Interest income increased $1.7 million during 1997 to $3.4 million from $1.7 million during 1996. The increase was due to higher invested cash balances following the receipt of proceeds from the public offering of the Company's common stock in February, 1997. Interest expense decreased by $0.2 during 1997 to $0.2 million from $0.4 million during 1996 on lower levels of indebtedness.

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

LIQUIDITY AND SOURCES OF CAPITAL

            At December 31, 1998 the Company had $24.0 million of cash and cash equivalents on hand and $18.4 million in marketable securities. The Company drew down $5.0 million under its credit facility on December 30, 1998 and entered into an interest rate swap agreement, which effectively fixes the interest rate on this portion of the credit facility. Borrowings of $5.0 million remained outstanding under the Company's credit facility as of December 31, 1998.

            The Company's $20.0 million revolving bank credit facility provides for interest at the bank's base rate minus 25 basis points or, at the Company's discretion, other market-based rates. The Company also has the option to swap the floating rate for a fixed rate loan at the time of draw down. The draw down period expires on July 1, 1999. Any drawdowns may be paid over a term of up to sixty months. Its availability is subject to a number of financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. Substantially all of the assets of the Company are pledged as security for the repayment of amounts drawn under this revolving bank credit facility.

            Operations generated $10.0 million in cash during 1998 and investing activities used $17.2 million of cash during 1998. Capital expenditures of $24.4 million were made during 1998 and net sales of marketable securities were $7.2 million during 1998. The capital expenditures primarily consisted of equipment and leasehold improvements for the Company's new wafer fabrication facility and related manufacturing areas. The Company plans to continue activities associated with qualifying its new wafer fabrication facility during the first half of 1999 and anticipates commencing full-scale production during the second half of 1999.

            Net cash generated by financing activities was $5.5 million during 1998 as the Company drew down $5.0 million on its $20 million credit facility at the end of 1998.

            At December 31, 1998 the Company had committed to purchase approximately $10.0 million of equipment and leasehold improvements. During 1999, the Company expects to spend approximately $15.0 million on equipment and approximately $2.0 million on leasehold improvements.

            In 1998, income taxes paid were $3.1 million, while the benefit for income taxes was $7.2 million. The benefit for income taxes of $7.2 million includes a deferred benefit of $6.8 million.

            The Company believes that its sources of capital, including internally generated funds and $15.0 million available under its $20.0 million existing credit facility, will be adequate to satisfy anticipated capital needs (including investments in other companies) for the next twelve months. However, the Company may nevertheless elect to finance all or part of its future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

IMPACT OF YEAR 2000

            The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

            The Company's comprehensive Year 2000 initiative is being managed by a senior team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in mid 1999. The total cost of the Year 2000 project is estimated at $2.0 million and is being funded through operating cash flows. Of the total project cost, approximately one-half is attributable to the purchase of new hardware and software, which will be capitalized. To date, the Company has spent approximately $0.3 million on hardware and software purchases and the remaining amount represents equipment purchases expected to be delivered and installed during the second quarter of 1999. The remaining one-half will primarily be for assessment of the Year 2000 issue, development of a modification plan, remediation and modifications to existing software and will be expensed when incurred. To date, the Company has incurred and expensed approximately $0.2 million, primarily for assessment of the Year 2000 issue, development of a modification plan, and initial remediation efforts. The remaining amount is expected to be expensed in the second quarter of 1999.

            While the Company believes its efforts will be adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to changes in interest rates primarily from its credit facility and its investments in certain available-for-sale securities. To date, the Company has managed its exposure to changes in interest rates from its credit facility by entering into interest rate swap agreements which allow the Company to convert its debt from variable to fixed interest rates. The Company plans to continue to reduce its exposure to changes in interest rates from its credit facility by using interest rate derivative instruments. The Company's available-for-sale securities consist of fixed income investments (U.S. Treasury and Agency securities and short-term commercial paper). The Company continually monitors its exposure to changes in interest rates from its available-for-sale securities. Accordingly, the Company believes that the effects of changes in interest rates are limited and would not have a material impact on its financial condition or results of operations. However, it is possible that the Company is at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and the Company's financial condition and results of operations could be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Report of Independent Auditors

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 1997 and 1998, and the consolidated results of their operations, comprehensive income and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP

MetroPark, New Jersey
January 25, 1999

                                 ANADIGICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                         1997            1998
                                                                                      ---------       ---------
                                                    ASSETS

Current assets:
  Cash and cash equivalents ....................................................      $  25,675       $  23,987
  Marketable securities ........................................................         15,826          16,923
  Accounts receivable, net of allowance for doubtful accounts of $396
    and $128 in 1997 and 1998, respectively ....................................         17,999          11,848
  Inventories ..................................................................         19,678           8,729
  Prepaid expenses and other current assets ....................................          1,470           2,531
  Deferred taxes ...............................................................          4,461           4,345
                                                                                      ---------       ---------
Total current assets ...........................................................         85,109          68,363

Marketable securities ..........................................................          9,801           1,486
Plant and equipment:
  Equipment and furniture ......................................................         58,916          71,625
  Leasehold improvements .......................................................          4,212          15,717
  Projects in process ..........................................................         39,540          34,286
                                                                                      ---------       ---------
                                                                                        102,668         121,628
  Less accumulated depreciation and amortization ...............................         30,419          44,199
                                                                                      ---------       ---------
                                                                                         72,249          77,429
Deferred taxes .................................................................             --           5,955
Deposits .......................................................................            925             865
                                                                                      ---------       ---------
                                                                                      $ 168,084       $ 154,098
                                                                                      =========       =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................      $  11,223       $   6,138
  Accrued liabilities ..........................................................          5,961           2,306
  Income taxes payable .........................................................          2,439              --
  Current maturities of capital lease obligations ..............................            425             229
  Accrued restructuring costs ..................................................             --           1,567
  Current maturities of long-term debt .........................................             --           1,000
                                                                                      ---------       ---------
Total current liabilities ......................................................         20,048          11,240

Deferred taxes .................................................................            959              --
Capital lease obligations, less current portion ................................            389             183
Other long-term liabilities ....................................................            225             868
Long-term debt, less current portion ...........................................             --           4,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding ......................................................
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding ..............................
  Common stock, $0.01 par value, 34,000,000 shares authorized, 14,657,089 and
    14,738,356 issued and outstanding at December 31,
    1997 and 1998, respectively ................................................            147             147
  Additional paid-in capital ...................................................        159,319         160,215
  Accumulated deficit ..........................................................        (13,040)        (22,598)
  Accumulated other comprehensive income .......................................             37              43
                                                                                      ---------       ---------
Total stockholders' equity .....................................................        146,463         137,807
                                                                                      ---------       ---------
                                                                                      $ 168,084       $ 154,098
                                                                                      =========       =========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                            1996               1997              1998
                                                        ------------       ------------      ------------
Net sales ........................................      $     68,864       $    102,536      $     86,075
Cost of sales ....................................            38,887             56,093            66,228
                                                        ------------       ------------      ------------
Gross profit .....................................            29,977             46,443            19,847
Research and development expenses ................            12,036             16,765            18,824
Selling and administrative expenses ..............             8,206             12,139            12,926
Restructuring charges ............................                                                  7,126
                                                        ------------       ------------      ------------
                                                              20,242             28,904            38,876
                                                        ------------       ------------      ------------
Operating income (loss) ..........................             9,735             17,539           (19,029)
Interest income, net .............................             1,368              3,229             2,296
                                                        ------------       ------------      ------------
Income (loss) before income taxes ................            11,103             20,768           (16,733)
Provision (benefit) for income taxes .............              (888)             5,439            (7,175)
                                                        ------------       ------------      ------------
Net income (loss) ................................      $     11,991       $     15,329            (9,558)
                                                        ============       ============      ============

Basic earnings (loss) per share ..................      $       0.97       $       1.07      $      (0.65)
                                                        ============       ============      ============

Weighted average common shares outstanding .......        12,355,311         14,279,957        14,723,941
                                                        ============       ============      ============

Diluted earnings (loss) per share ................      $       0.93       $       1.02      $      (0.65)
                                                        ============       ============      ============
Weighted average common and dilutive securities
  outstanding ....................................        12,907,851         15,063,879        14,723,941
                                                        ============       ============      ============

                                ANADIGICS, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                            1996               1997              1998
                                                        ------------       ------------      ------------
Net income (loss) ................................      $     11,991       $     15,329      $     (9,558)
Unrealized gain (loss) on marketable securities ..               (18)                46                 6
                                                        ------------       ------------      ------------
Total comprehensive income (loss) ................      $     11,973       $     15,375      $     (9,552)
                                                        ============       ============      ============

                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                  COMMON                                             ACCUMULATED
                                                  STOCK         COMMON      ADDITIONAL                   OTHER         TOTAL
                                    COMMON      CONVERTIBLE     STOCK        PAID-IN    ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                    STOCK       NON-VOTING    SUBSCRIBED     CAPITAL      DEFICIT    INCOME (LOSS)     EQUITY
                                    -----       ----------    ----------     -------      -------    -------------     ------
Balance, December 31, 1995 ...     $    116      $      5      ($     3)     $ 94,056     $(40,360)     $      9      $ 53,823
  Exercise of warrants .......            3                                     3,607                                    3,610
  Conversion of non-voting
    Common Stock to Common
    Stock ....................            5            (5)
  Stock options exercised ....            1                                       366                                      367
  Repayment of employee
    receivables ..............                                        3                                                      3
  Shares issued under
    employee stock purchase
    plan .....................            1                                       780                                      781
Unrealized losses on market-
    able securities,
    net of tax ...............                                                                               (18)          (18)
  Net income .................                                                              11,991                      11,991
                                   --------      --------      --------      --------     --------      --------      --------
Balance, December 31, 1996 ...          126            --            --        98,809      (28,369)           (9)       70,557
 Issuance of Common Stock
    in public offering, net
    of expenses ..............           19                                    55,373                                   55,392
  Stock options exercised ....            2                                     1,700                                    1,702
  Shares issued under
    employee stock purchase
    plan .....................                                                    978                                      978
  Tax effect of stock
    options exercised ........                                                  2,505                                    2,505
Unrealized gains on market-
    able securities ..........                                                                                46            46
  Net income .................                                                              15,329                      15,329
                                   --------      --------      --------      --------     --------      --------      --------
Balance, December 31, 1997 ...          147            --            --       159,319      (13,040)           37       146,463
  Stock options exercised ....                                                    402                                      402
  Shares issued under
    employee stock purchase
    plan .....................                                                    425                                      425
  Tax effect of stock
    options exercised ........                                                     69                                       69
Unrealized gains on market
    able securities ..........                                                                                 6             6
  Net loss ...................                                                              (9,558)                     (9,558)
                                   --------      --------      --------      --------     --------      --------      --------
Balance, December 31, 1998 ...     $    147            --            --      $160,215     ($22,598)     $     43      $137,807
                                   ========      ========      ========      ========     ========      ========      ========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                 1996           1997           1998
                                                               --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .......................................      $ 11,991       $ 15,329       $ (9,558)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation ..........................................         3,865          7,644         14,409
  Amortization ..........................................         2,323            945            707
  Impairment of long-lived assets (non-cash) ............                                       4,510
  Write-down of inventory ...............................                                       6,603
  Deferred taxes ........................................        (3,614)         1,328         (6,798)
Changes in operating assets and liabilities:
    Accounts receivable .................................        (3,317)        (7,303)         6,151
    Inventory ...........................................          (166)       (10,777)         4,346
    Prepaid expenses and other current assets ...........          (240)          (249)        (1,061)
    Deposits ............................................          (215)          (430)            60
    Accounts payable ....................................         4,502          4,050         (5,085)
    Income taxes payable ................................         1,584          1,268         (2,439)
    Accrued liabilities .................................          (356)         2,515         (1,644)
                                                               --------       --------       --------
Net cash provided by operating activities ...............        16,357         14,320         10,201

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment .........................       (16,444)       (52,105)       (24,607)
Purchase of marketable securities .......................       (15,453)       (43,768)       (24,145)
Proceeds from sales of marketable securities ............        29,233         27,149         31,369
                                                               --------       --------       --------
Net cash used in investing activities ...................        (2,664)       (68,724)       (17,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases .............        (1,718)        (1,105)          (402)
Borrowings of long-term debt ............................                                       5,000
Exercise of warrants ....................................         3,610
Issuances of common stock ...............................         1,130         58,072            896
Proceeds of common stock subscribed .....................             3
                                                               --------       --------       --------
Net cash provided by financing activities ...............         3,025         56,967          5,494
                                                               --------       --------       --------

Net increase (decrease) in cash and cash equivalents ....        16,718          2,563         (1,688)
Cash and cash equivalents at beginning of period ........         6,394         23,112         25,675
                                                               --------       --------       --------
Cash and cash equivalents at end of period ..............      $ 23,112       $ 25,675       $ 23,987
                                                               ========       ========       ========

Interest paid ...........................................      $    343       $    155       $     72
                                                               ========       ========       ========
Taxes paid ..............................................      $  1,142       $  2,843       $  3,132
                                                               ========       ========       ========

                             See accompanying notes.

                                 ANADIGICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

            ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF") integrated circuit solutions for the communications markets. The Company's products are used to receive and transmit signals in a variety of broadband and wireless communications applications. The Company's efforts in the broadband area are focused applications for cable television systems ("CATV") and fiber optic communications systems. In the wireless area the Company's efforts are directed towards applications in cellular telephone and personal communication systems ("PCS"). The Company designs, develops and manufactures its integrated circuits primarily using gallium arsenide ("GaAs") semiconductor material. GaAs offers certain advantages in RF/microwave applications including the integration of numerous RF/microwave functions which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits can typically replace 30 to 100 discrete components, permitting manufacturers of end products to reduce the size and weight of their products, increase power efficiency, improve reliability, reduce manufacturing time and cost and enhance system performance.

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

      CONCENTRATION OF CREDIT RISK

            The Company grants trade credit to its customers, which are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from individual customers.

            Approximately 45% of the Company's net sales in 1996 were to three customers, accounting for 16%, 16%, and 12% of net sales. Approximately 62% of the Company's net sales in 1997 were to three customers, accounting for 33%, 16% and 13% of net sales. Approximately 51% of the Company's net sales in 1998 were to two customers, accounting for 34% and 17% of net sales; accounts receivable from these customers accounted for 64% of total accounts receivable at December 31, 1998. Net sales to individual customers who accounted for 10% or more of the Company's total net sales and corresponding end application information are as follows:

                                                    YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------
                              1996   Application    1997    Application     1998  Application
                             ------  -----------   ------   -----------    ------ -----------
Largest customer......... $  11,283     CATV     $  33,935   Wireless*    $ 29,173  Wireless*
Second largest customer..    11,127   Wireless*     16,792   Wireless*      14,664    CATV
Third largest customer...     8,404   Wireless*     12,851     CATV

* - Wireless includes net sales of integrated circuits for cellular and PCS applications.

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

      REVENUE RECOGNITION

            Production revenue is recorded when products are shipped to customers. Revenues under customer-funded research and development contracts, which are recorded relative to the deliverables and other contractual obligations were $3,193 in 1996, $1,566 in 1997, and $715 in 1998, and are
included in net sales on the consolidated statements of operations. The costs associated with the customer-funded research and development contracts approximates the revenue recorded and are included in cost of sales on the consolidated statements of operations.

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

            The cost of equipment acquired under capital leases was $13,045 and $11,987 at December 31, 1997 and 1998, respectively, and accumulated amortization was $11,941 and $11,639 at December 31, 1997 and 1998, respectively. Equipment acquired under a capital lease is amortized over the useful life of the leased equipment or the life of the lease, whichever is shorter.

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

      MARKETABLE SECURITIES

            Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income or loss. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income.

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

      IMPAIRMENT OF LONG-LIVED ASSETS

            The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts of those assets (See Note 12.-RESTRUCTURING CHARGES)

      EARNINGS PER SHARE

            Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share". All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of FASB 128.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      COMPREHENSIVE INCOME

            Effective January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("FASB 130"). FASB 130 establishes new rules for the reporting and display of comprehensive income (or loss) and its components in the financial statements. The adoption of FASB 130 had no effect on the Company's financial position or results of operations. Statement 130 requires unrealized gains (losses) on the Company's available-for-sale securities, which previously were reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income.

      RECLASSIFICATIONS

            Certain amounts as of December 31, 1997 have been reclassified to conform with the December 31, 1998 presentation.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

2.    INVESTMENTS

            The following is a summary of available-for-sale securities:

                                               Available-for-Sale Securities
                                           -------------------------------------
                                                           Gross       Estimated
                                                         Unrealized       Fair
                                             Cost          Gains          Value
                                             ----          -----          -----
U.S Treasury and
  Agency Securities                        $ 2,117        $     7        $ 2,124
U.S. Corporate Securities                   16,249             36         16,285
                                           -------        -------        -------
   Total at December 31, 1998              $18,366        $    43        $18,409
                                           =======        =======        =======

U.S Treasury and
  Agency Securities                        $ 8,058        $     5        $ 8,063
U.S. Corporate Securities                   17,532             32         17,564
                                           -------        -------        -------
   Total at December 31, 1997              $25,590        $    37        $25,627
                                           =======        =======        =======

            The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                   Available-for-Sale Securities
                                                   -----------------------------
                                                                       Estimated
                                                                         Fair
                                                          Cost           Value
                                                          ----           -----
Due in one year or less                                  $16,900         $16,923
Due after one year through three years                     1,466           1,486
                                                         -------         -------
      Total                                              $18,366         $18,409
                                                         =======         =======

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.    INVENTORIES

            Inventories are stated at the lower of cost (first in-first out method) or market. Inventories consist of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                          1997            1998
                                                        --------        --------
Raw materials ..................................        $  1,670        $    784
Work in process ................................          12,054           3,662
Finished goods .................................           5,954           4,283
                                                        --------        --------
                                                        $ 19,678        $  8,729
                                                        ========        ========

4.    ACCRUED LIABILITIES

            Accrued liabilities consist of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                          1997            1998
                                                        --------        --------
Accrued compensation ...........................        $  4,599        $    842
Warranty reserve ...............................             550             304
Other ..........................................             812           1,160
                                                        --------        --------
                                                        $  5,961        $  2,306
                                                        ========        ========

5.    LEASES

            The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire through 2000. Rent expense was $1,810, $1,640 and $3,148 in 1996, 1997 and 1998, respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

                                                           CAPITAL     OPERATING
YEAR                                                       LEASES        LEASES
----                                                     ----------    ---------
1999...................................................   $     253    $   2,377
2000...................................................         190        2,531
2001...................................................                    2,576
2002...................................................                    2,640
2003...................................................                    2,533
Thereafter.............................................                   25,581
                                                         ----------    ---------
Total minimum lease payments...........................         443    $  38,238
                                                         ==========    =========
Less amount representing interest......................          31
                                                         ----------
Present value of net minimum lease payments............   $     412
                                                         ==========

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.    EARNINGS PER SHARE

            The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                          Year ended December 31,
                                                ------------------------------------------
                                                   1996            1997            1998
                                                ----------      ----------      ----------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share ...............      12,355,311      14,279,957      14,723,941

Net effect of dilutive stock options -
  based on treasury stock method
  using average market price .............         552,540         783,922              -*
                                                ----------      ----------      ----------
Weighted average common and dilutive
  securities outstanding used
  to calculate diluted earnings
  per share ..............................      12,907,851      15,063,879      14,723,941
                                                ==========      ==========      ==========

* - The dilutive stock options are not included as their effect is anti-dilutive.

7.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

            Effective January 1, 1998, the Company adopted Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("FASB 131"). FASB 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

            The Company believes it operates in one segment. Since all of the Company's integrated circuits are manufactured using the same manufacturing facilities located in the same geographic area, all operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

            Factors Management Used to Identify the Company's Reportable Segment

            The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              1996          1997          1998
                                            --------      --------      --------
Cellular and PCS Applications ..........    $ 24,501      $ 59,676      $ 33,716
CATV Applications ......................      13,822        20,848        28,327
Fiber Optic Applications ...............      11,579        11,457        17,582
Direct Broadcast Satellite Applications       15,769         8,989         5,735
Engineering service sales ..............       3,193         1,566           715
                                            --------      --------      --------
     Total .............................    $ 68,864      $102,536      $ 86,075
                                            ========      ========      ========

                             Geographic Information

            The Company primarily sells to four geographic regions; Europe, Asia, North America, and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              1996          1997          1998
                                            --------      --------      --------
Europe ..................................   $ 24,819      $ 32,097      $ 20,459
Asia ....................................     19,836        26,142        24,470
North America ...........................     24,209        44,297        36,416
South America ...........................         --            --         4,730
                                            --------      --------      --------
                                            $ 68,864      $102,536      $ 86,075
                                            ========      ========      ========

8.    STOCKHOLDERS' EQUITY

            The Company has warrants outstanding, which entitle holders to purchase 30,000 shares of common stock at an exercise price of $10.38 per share. The warrants become exercisable one year from the date of grant, or November 17, 1999, and expire on November 17, 2001. None of these warrants were exercisable as of December 31, 1998.

            The Company has additional warrants outstanding which entitle the holder to purchase 22,500 shares of common stock at exercise prices ranging from $21.50 to $48.25 per share, all of which are exercisable as of December 31, 1998. The warrants expire between September of 2001 and 2003.

9.    INCOME TAXES

            The components of the provision (benefit) for income taxes are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1996       1997      1998
                                                   --------   --------  --------
Current provision:            Federal........     $  2,726   $  3,780  $   (377)
                              State  ........                     331
Deferred provision (benefit): Federal........       (3,214)       826    (5,316)
                              State..........         (400)       502    (1,482)
                                                  --------   --------  --------
Total .......................................     $   (888)  $  5,439  $ (7,175)
                                                  ========   ========  ========

            Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                                 DECEMBER 31,
                                                             -------------------
                                                               1997        1998
                                                             -------     -------
Current:
  Accruals/reserves ......................................   $ 4,193     $ 3,926
  Net operating loss carryforwards .......................                   419
  Research and development credits .......................       268
                                                             -------     -------
                                                               4,461       4,345

Long-term:
  Net operating loss carryforwards .......................       107       4,211
  General business and research and development credits ..       268       1,350
  Deferred rent expense ..................................                   332
  Difference in basis of plant and equipment .............    (1,334)         62
                                                             -------     -------
Net long-term deferred tax assets (liabilities) ..........      (959)      5,955
                                                             -------     -------
Net deferred tax assets ..................................   $ 3,502     $10,300
                                                             =======     =======

            As of December 31, 1998, the Company has net operating loss carryforwards of approximately $12,000 for both federal and state tax reporting purposes. The federal carryforward will expire in 2018, and the state carryforwards will expire in 2005.

            The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                      1996                   1997                    1998
                                              -------------------    -------------------    --------------------
Tax at U.S. statutory rate ................   $ 3,775       34.0%    $ 7,268       35.0%    $(5,857)     (35.0)%
Change in federal valuation allowance .....   ((4,673)     (42.1)     (1,913)      (9.2)
Tax benefit of foreign sales corporation ..                             (472)      (2.3)
State tax expense (benefit), net of
   Federal tax effect .....................                              542        2.6        (963)      (5.8)
Other .....................................        10        0.1          14        0.1        (364)      (2.1)
                                              -------    -------     -------    -------     -------    -------
Provision (benefit) for income
  taxes ...................................   $  (888)      (8.0)%   $ 5,439       26.2%    $(7,175)     (42.9)%
                                              =======    =======     =======    =======     =======    =======

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


10.   LONG-TERM DEBT, CREDIT FACILITY AND INTEREST RATE SWAP AGREEMENT

            The Company has a secured $20,000 revolving credit facility under which $5,000 was drawn down on December 30, 1998 and was outstanding as of December 31, 1998. The $5,000 consists of a term-loan that requires equal principal repayments of $250 due quarterly through December 31, 2003, plus interest.

            Interest on the credit facility is calculated at LIBOR plus 1.75%. The LIBOR rate was 5.34% at December 31, 1998. The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting its debt from variable to fixed rates. Maturity dates of the interest rate swap agreements will generally match those of the underlying debt or financial arrangements. As of December 31, 1998, the Company has entered into one interest rate swap with a maturity of five years and involved the exchange of variable rate payments for fixed rate payments without the exchange of the underlying principal amounts. In accordance with the terms of the swap agreement, the Company pays 7.09% interest and receives LIBOR plus 1.75% calculated on the notional amount. The notional amount of the interest rate swap was $5,000 at December 31, 1998. The Company concluded that the swap effectively changed the variable interest rate characteristics to a fixed rate for which the present value of the cash flows are approximately the same, and as a result, there is no adjustment to mark the swap to market. Cash flows associated with the financial instrument are classified consistent with the cash flows from the transactions being hedged.

            The remaining $15,000 under the revolving bank credit facility provides for interest at the bank's base rate minus 25 basis points or, at the Company's discretion, other market-based rates. The Company has the option to swap floating rate for fixed rate loans at the time of drawdown. The drawdown period expires on July 1, 1999. Any drawdowns may be paid over a term of up to sixty months. Its availability is subject to a number of financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. Substantially all assets of the Company are pledged as security for the repayment of amounts drawn under this credit facility. On a quarterly basis, the Company pays an annual commitment fee equal to 0.125% of the daily unused line of credit.

11.   EMPLOYEE BENEFIT PLANS

            In 1995, the Company adopted an employee stock purchase plan ("ESP Plan")under Section 423 of the Internal Revenue Code. All full-time employees of the Company and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 562,500 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. In 1997, 44,515 shares of common stock were purchased at a price of $21.99 per share, as determined by the ESP Plan, which approximates fair value. During 1998, 43,627 shares of common stock were purchased at a price of $9.75 per share, as determined by the ESP Plan, which approximates fair value.

            Certain executives and key employees have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 326,087, 2,775,000 and 1,200,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years.

            FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rate of 5.17%, 5.90%, and 4.50%; expected volatility of 0.50, 0.50, and 0.60; expected option life of one year from vesting and an expected dividend yield of 0.0%.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.   EMPLOYEE BENEFIT PLANS (CONTINUED)

            For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1996        1997       1998
                                              ---------   ---------   ---------
Pro forma net income (loss).................. $  10,555   $  11,777   $ (13,092)
Pro forma basic earnings (loss) per share.... $    0.85   $    0.82   $   (0.89)


            Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1997.

            A summary of the Company's stock option activity, and related information for the years ended December 31, 1996 and 1997 follows:

                                                   1996                         1997                         1998
                                         ------------------------     ------------------------     ------------------------
                                                         WEIGHTED                     WEIGHTED                     WEIGHTED
                                           COMMON        AVERAGE        COMMON        AVERAGE        COMMON        AVERAGE
                                           STOCK         EXERCISE       STOCK         EXERCISE       STOCK         EXERCISE
                                          OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                                          -------         -----        -------         -----        -------         -----
Outstanding at beginning of year ..         686,565       $ 6.13       1,088,221       $ 9.77       1,558,075       $19.77
  Granted .........................         484,575        14.64         710,931        31.54       2,083,256        10.87
  Exercised .......................         (59,068)        6.14        (219,246)        7.78         (36,724)        9.76
  Forfeited .......................         (23,851)       13.14         (21,831)       24.74        (142,448)       22.77
                                         ----------                   ----------                   ----------
Outstanding at end of year ........       1,088,221         9.77       1,558,075        19.77       3,462,159        14.39
                                         ==========                   ==========                   ==========
Exercisable at end of year ........         481,426         6.20         745,963        10.30       1,154,789        16.80
                                         ==========                   ==========                   ==========
Weighted average fair value of
  options granted during the year .                       $ 5.50                       $12.15                       $10.75

           Stock options outstanding at December 31, 1998 are summarized as follows:

                        OUTSTANDING        WEIGHTED AVERAGE     WEIGHTED AVERAGE
    RANGE OF            OPTIONS AT             REMAINING            EXERCISE
EXERCISE PRICES      DECEMBER 31, 1998     CONTRACTUAL LIFE           PRICE
----------------     -----------------     ----------------     ----------------
$  .57                    109,639                 5.17            $     .57
$ 6.25 to  $8.00        1,554,044                 9.02            $    7.32
$ 8.44 to $15.93          793,758                 8.11            $   14.59
$16.34 to $29.69          409,552                 9.03            $   18.78
$30.00 to $47.50          595,166                 8.06            $   32.15
                       ----------
$  .57 to $47.50        3,462,159                 8.53            $   14.39

12.   RESTRUCTURING CHARGES

            The Company recorded restructuring charges totaling $7,126 during 1998. The restructuring charges consisted of writedowns of impaired long-lived assets of $4,510, reductions in work force of $1,616 and wafer fabrication facility shutdown and removal costs of $1,000 which are expected to be completed in 1999. In connection with the impairment evaluation, the Company determined that certain other equipment related to the conversion of the new wafer fabrication facility has shorter depreciable lives. Accordingly, the Company accelerated depreciation on these assets during the year for which the net effect on income was approximately $2,656.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.   RESTRUCTURING CHARGES (CONTINUED)

            Writedowns of Impaired Assets. The Company evaluated the on-going value of certain assets. Based upon this evaluation, the Company plans to dispose of certain assets with a carrying amount of $4,635 and estimated the sales value, net of related costs to sell, at $125. As a result, the Company recorded an impairment loss of $4,510, which consisted of the following items:

      Write-down of assets associated with the conversion of the new wafer fabrication facility from 4-inch to 6-inch wafers $2,149 Write-down of assets associated with the closure of the
        Company's in-house assembly operations                            1,004
      Write-off of software, in connection with the Company's
        on-going information systems improvements                           842
      Unused production assets previously used in the production
        of DBS LNB converter integrated circuits                         $  515
                                                                         ------
            Total write-down on impairment of long-lived assets          $4,510
                                                                         ======

            Reductions in Force. The Company recorded charges of $1,100 during the first quarter of 1998 and $516 during the fourth quarter of 1998 associated with reductions in its workforce. The workforce reduction charges primarily consisted of severance pay, extended medical coverage, and outplacement service costs for approximately 165 employees primarily involved in the Company's production operations. Approximately $1,049 of severance pay, extended medical coverage, and outplacement service costs were paid through December 31, 1998 for the termination of 120 employees. The remaining liability of $567 is expected to be paid during the first half of 1999.

            Facility Shutdown and Removal Costs. The Company recorded charges of $1,000 associated with the shutdown and removal of its existing wafer fabrication facility, which is expected to be completed in 1999.

13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    QUARTER ENDED
                                          ------------------------------------------------------------------------------------------
                                          MARCH 30,   JUNE 29,   SEPT. 28,  DEC. 31,    MARCH 29,   JUNE 28,    SEPT. 27,   DEC. 31,
                                             1997       1997       1997       1997        1998        1998        1998        1998
                                           -------    -------    -------    -------     -------     -------     -------     -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ..............................   $22,860    $24,969    $26,727    $27,980     $18,785     $22,675     $22,041     $22,574
Cost of sales ..........................    12,321     13,159     13,688     16,925      12,068      14,565      21,758      17,838
                                           -------    -------    -------    -------     -------     -------     -------     -------
Gross profit ...........................    10,539     11,810     13,039     11,055       6,717       8,110         283       4,736
Research and development ...............     3,439      4,185      4,375      4,767       4,642       5,108       4,334       4,739
Selling and administrative
   expense .............................     2,746      3,028      3,226      3,138       3,345       3,060       3,084       3,437
Restructuring charges ..................                                                  1,100                   1,357       4,669
                                           -------    -------    -------    -------     -------     -------     -------     -------
Operating income (loss) ................     4,354      4,597      5,438      3,150      (2,370)        (58)     (8,492)     (8,109)
Interest income, net ...................       561      1,003        833        831         656         570         560         511
                                           -------    -------    -------    -------     -------     -------     -------     -------
Income (loss) before income
   taxes ...............................     4,915      5,600      6,271      3,981      (1,714)        512      (7,932)     (7,598)
Provision (benefit) for income
   taxes (1) ...........................     1,745      1,988      2,310       (605)       (643)        192      (2,975)     (3,749)
                                           -------    -------    -------    -------     -------     -------     -------     -------
Net income (loss) ......................   $ 3,170    $ 3,612    $ 3,961    $ 4,586     $(1,071)    $   320     $(4,957)    $(3,849)
                                           =======    =======    =======    =======     =======     =======     =======     =======
Basic earnings (loss) per
   share ...............................   $  0.24    $  0.25    $  0.28    $  0.31     $ (0.07)    $  0.02     $ (0.34)    $ (0.26)
                                           =======    =======    =======    =======     =======     =======     =======     =======
Diluted earnings (loss)
   per share ...........................   $  0.23    $  0.24    $  0.26    $  0.30     $ (0.07)    $  0.02     $ (0.34)    $ (0.26)
                                           =======    =======    =======    =======     =======     =======     =======     =======
Market price per share of
  common stock:
  High .................................   $ 37.68    $ 35.50    $ 54.25    $ 51.38     $ 33.81     $ 16.81     $ 21.00     $ 14.19
  Low ..................................   $ 24.00    $ 22.50    $ 30.50    $ 21.00     $ 13.19     $ 11.00     $  7.81     $  5.13

(1) - The benefit for income taxes for the quarter ended December 31, 1997 resulted from a reduction in the valuation allowance related to deferred tax assets.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14.   COMMITMENTS AND CONTINGENCIES

            In March and April 1998, there were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey seven proposed class action lawsuits (collectively, the "Class Action Lawsuits"), captioned Assuncao v. Anadigics, Inc., et al., No. 98-917; Office and Professional Employees International Union Local 153 Pension Fund v. Anadigics, Inc., et al., No. 98-919; Kotler v. Anadigics, Inc., et al., No. 98-923; Gray v. Anadigics, Inc., et al., No. 98-1337; Mirpuri v. Anadigics, Inc., et al., No. 98-1811; Grayson v. Rosenzweig, et al., No. 98-1688; and Morgante v. Anadigics, Inc., et al., No. 98-2024. The Complaints filed in the Class Action Lawsuits (each of which names a combination of the following directors and officers of the Company: Ronald Rosenzweig, George Gilbert, Harry
T. Rein, John F. Lyons, Charles Huang, Javed Patel, Sheo Khetan and Robert Bayruns) seek unspecified damages in connection with claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and, as set forth in the Union Local 153, Kotler, Gray and Mirpuri Complaints, claims alleging common law fraud and negligent misrepresentation. The Complaints allege that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods. The longest proposed class period alleged by the plaintiffs in the Class Action Lawsuits is the period from July 17, 1997 through January 30, 1998. On December 20, 1998, the United States District Court for the District of New Jersey entered an Order consolidating the Class Action Lawsuits into one action, captioned In re Anadigics, Inc. Securities Litigation, No. 98-CV-917 (the "Consolidated Class Action Lawsuit"), and appointing Lead Plaintiffs and Lead Plaintiffs' Counsel. The parties to the Consolidated Class Action Lawsuit have jointly requested the Court to extend to April 5, 1999 the deadline by which plaintiffs must file their Amended Consolidated Complaint. The Company is unable at this time to assess the probable outcome of the Consolidated Class Action Lawsuit or the materiality of the risk of loss in connection therewith (given that none of the original Complaints had alleged damages with any particularity and the Amended Consolidated Complaint has not yet been served).

            On or about August 3, 1998, a shareholders derivative lawsuit, captioned Deegan v. Rosenzweig, et al., No. 98-CV-3640 (the "Derivative Lawsuit"), was filed in the United States District Court for the District of New Jersey against the Company (as nominal defendant) and the following officers and directors thereof: Charles Burton, Paul Bachow, Robert Bayruns, Ronald Rosenzweig, George Gilbert, John Lyons, Harry Rein, Sheo Khetan, Javed Patel, Charles Huang and Phillip Wallace. The Complaint in the Derivative Lawsuit alleges claims, which are predicated upon the Class Action Lawsuits, seeking damages, contribution, indemnification and equitable relief. On October 28, 1998, the United States District Court for the District of New Jersey stayed the Derivative Lawsuit pending the earlier of (1) the disposition of any motion to dismiss the Complaint (or any Consolidated Amended Complaint) in the Class Action Lawsuits or (2) the commencement of discovery in the Class Action Lawsuits. As a result, on October 29, 1998, the Court administratively dismissed the Derivative Lawsuit without prejudice. The Company is unable at this time to assess the probable outcome of the Derivative Lawsuit or the materiality of the risk of loss in connection therewith (given that the original Complaint did not allege damages with any particularity and no operative pleading presently exists).

            The Company is also involved in other threatened and pending legal proceedings arising in the course of the Company's business. The adverse outcome of any of these other legal proceedings is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

            At December 31, 1998, the Company had committed to purchase approximately $10,000 of equipment and furniture, and leasehold improvements during 1999.

15.   IMPACT OF YEAR 2000 (UNAUDITED)

            The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15.   IMPACT OF YEAR 2000 (UNAUDITED) (CONTINUED)

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

            The Company's comprehensive Year 2000 initiative is being managed by a senior team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in mid 1999. The total cost of the Year 2000 project is estimated at $2,000 and is being funded through operating cash flows. Of the total project cost, approximately one-half is attributable to the purchase of new hardware and software, which will be capitalized. To date, the Company has spent approximately $300 on hardware and software purchases and the remaining amount represents equipment purchases expected to be delivered and installed during the second quarter of 1999. The remaining one-half will primarily be for assessment of the Year 2000 issue, development of a modification plan, remediation and modifications to existing software and will be expensed when incurred. To date, the Company has incurred and expensed approximately $200, primarily for assessment of the Year 2000 issue, development of a modification plan, and initial remediation efforts. The remaining amount is expected to be expensed in the second quarter of 1999.

            While the Company believes its efforts will be adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained in the 1999 Proxy Statement under the heading "Information Regarding Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

      The information contained in the 1999 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information contained in the 1999 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained in the 1999 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.      Financial Statements

            Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

    -       Report of Independent Auditors

    -       Consolidated Balance Sheets - December 31, 1997 and 1998

    - Consolidated Statements of Operations - Years ended December 31, 1996, 1997, and 1998

    - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1997, and 1998

    - Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1997, and 1998

    -       Notes to Consolidated Financial Statements - December 31, 1998

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

      4.4 Rights Agreement dated as of December 17, 1998 between the registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an Exhibit to the Company's current report on Form 8-K filed December 17, 1998, and incorporated herein by reference.

      9.1 Consent and Voting Agreement dated as of February 28, 1994, executed in connection with the issuance of Senior Series P Convertible Preferred Stock. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      9.2 Schedule of Consent and Voting Agreements, which are substantially identical to the Consent and Voting Agreement filed as Exhibit 9.1. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      9.3 Consent and Voting Agreement dated as of September 20, 1989, between the Registrant and Ronald Rosenzweig. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      9.4 Schedule of Consent and Voting Agreements, which are substantially identical to the Consent and Voting Agreement filed as Exhibit 9.3. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

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

      *23.1 Consent of Ernst and Young LLP.

      *27.1 Financial Data Schedule.

(b)   Reports on Form 8-K

      On December 17, 1998, the Company filed a Rights Agreement dated December 17, 1998 between the Registrant and Chase Mellon Shareholder Services L.L.C., on Form 8-K. No other reports on Form 8-K were filed during the fourth quarter of 1998.

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                ANADIGICS, INC.


                                BY:         /s/ Dr. Bami Bastani
                                     -----------------------------------------
                                                 Dr. Bami Bastani
                                              CHIEF EXECUTIVE OFFICER
                                                   AND PRESIDENT


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                        TITLE                                            DATE
---------------------------    ---------------------------                           --------------


/s/ Dr. Bami Bastani           Chief Executive Officer and                           March 30, 1999
---------------------------    President (Chief Executive Officer); Director
Dr. Bami Bastani


/s/ John F. Lyons              Senior Vice President and Chief Financial Officer     March 30, 1999
---------------------------    (Chief Financial Officer and Principal Accounting
John F. Lyons                  Officer)


/s/ Ronald Rosenzweig          Chairman of the Board of Directors                    March 30, 1999
---------------------------
Ronald Rosenzweig


/s/ George Gilbert             Director                                              March 30, 1999
---------------------------
George Gilbert


/s/ Charles Huang              Director                                              March 30, 1999
---------------------------
Charles Huang


/s/ Paul S. Bachow             Director                                              March 30, 1999
---------------------------
Paul S. Bachow


/s/ Charles Burton             Director                                              March 30, 1999
---------------------------
Charles Burton


/s/ David Fellows              Director                                              March 30, 1999
---------------------------
David Fellows


/s/ Bruns Grayson              Director                                              March 30, 1999
---------------------------
Bruns Grayson


/s/ Harry T. Rein              Director                                              March 30, 1999
---------------------------
Harry T. Rein


/s/ Lewis Solomon              Director                                              March 30, 1999
---------------------------
Lewis Solomon


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                                ADDITIONS
                                                                  BALANCE AT    CHARGED TO                         BALANCE AT
                                                                  BEGINNING     COSTS AND                            END OF
DESCRIPTION                                                       OF PERIOD     EXPENSES         DEDUCTIONS          PERIOD
-----------                                                       ---------     --------         ----------          ------
(DOLLARS IN THOUSANDS)
Year ended December 31, 1998:
Deducted from asset account:
  Allowance for doubtful accounts ..........................      $    396      $      4          $   (272)(1)      $    128
  Reserve for excess and obsolete inventory ................         7,174        13,803           (12,947)(2)         8,030
Reserve for warranty claims ................................           550                            (246)(4)           304

Year ended December 31, 1997:
Deducted from asset account:
  Allowance for doubtful accounts ..........................      $    340      $     77          $    (21)(1)      $    396
  Reserve for excess and obsolete inventory ................         1,681         5,776              (283)(2)         7,174
  Valuation allowance for deferred tax assets ..............        10,831            --           (10,831)(3)             0
Reserve for warranty claims ................................           225         1,554            (1,229)(4)           550

Year ended December 31, 1996: Deducted from asset account:
  Allowance for doubtful accounts ..........................      $    482      $    239          $   (381)(1)      $    340
  Reserve for excess and obsolete inventory ................         1,508         1,238            (1,065)(2)         1,681
  Valuation allowance for deferred tax assets ..............        16,170            --            (5,339)(3)        10,831
Reserve for warranty claims ................................           525           321              (621)(4)           225

-------------------------

(1) Uncollectible accounts written-off and adjustments to the allowance account.

(2)   Inventory write-offs and adjustments to the reserve account.

(3)   Benefit and/or recognition of deferred tax assets.

(4) Warranty expenses incurred and other adjustments to the reserve for warranty claims.