Form 10-Q
period 1999-04-04
ANADIGICS INC
filed 1999-05-03
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999.

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 22-2582106
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                                        G

          35 Technology Drive
           Warren, New Jersey                              07059
           ------------------                              ------
(Address of principal executive offices)                 (Zip Code)

                                 (908) 668-5000
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF APRIL 23, 1999 WAS 14,807,877.

                                      INDEX
                                 ANADIGICS, Inc.

              Part. I.        Financial Information

               Item 1.        Financial Statements (unaudited)

                              Condensed consolidated balance sheets - April 4, 1999 and December 31, 1998.

                              Condensed consolidated statements of operations and comprehensive income (loss) - Three months ended April 4, 1999 and March 29, 1998.

                              Condensed consolidated statements of cash flows - Three months ended April 4, 1999 and March 29, 1998.

                              Notes to condensed consolidated financial statements - April 4, 1999.

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Item 3.        Quantitative and Qualitative Disclosures About
                              Market Risk

              Part II.        Other Information

               Item 1.        Legal Proceedings

               Item 5.        Other Information

               Item 6.        Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ANADIGICS, INC.
           (Amounts in thousands, except share and per share amounts)

                                                          APRIL 4, 1999  DECEMBER 31, 1998
                                                          -------------  -----------------
                                                           (unaudited)        (Note 1)
ASSETS
Current assets:
Cash and cash equivalents                                   $  22,608        $  23,987
     Marketable securities                                     15,553           16,923
     Accounts receivable, net                                  16,554           11,848
     Inventories                                                8,622            8,729
     Prepaid expenses and other current assets                  3,448            2,531
     Deferred taxes                                             4,513            4,345
                                                            ---------        ---------
Total current assets                                           71,298           68,363

     Marketable securities                                      1,596            1,486
     Property and equipment:
         Equipment and furniture                               72,371           71,625
         Leasehold improvements                                15,820           15,717
         Projects in process                                   37,360           34,286
     Less accumulated depreciation and amortization            50,070           44,199
                                                            ---------        ---------
                                                               75,481           77,429
     Deposits                                                     858              865
     Deferred taxes                                             5,955            5,955
                                                            ---------        ---------
Total assets                                                $ 155,188        $ 154,098
                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $   6,044        $   6,138
     Accrued liabilities                                        4,061            2,306
     Current maturities of capital lease obligations              175              229
     Accrued restructuring costs                                1,457            1,567
     Current maturities of long-term debt                       1,000            1,000
                                                            ---------        ---------
Total current liabilities                                      12,737           11,240

     Capital lease obligations, less current portion              166              183
     Other long-term liabilities                                1,026              868
     Long-term debt, less current portion                       3,750            4,000
                                                            ---------        ---------
Total liabilities                                              17,679           16,291

Stockholders' equity
     Common stock, $0.01 par value, 68,000,000 shares
        authorized, 14,804,375 and 14,738,356, issued
        and outstanding at April 4, 1999 and
        December 31, 1998, respectively                           148              147
     Additional paid-in capital                               160,410          160,215
     Accumulated deficit                                      (23,086)         (22,598)
     Accumulated other comprehensive income                        37               43
                                                            ---------        ---------
Total stockholders' equity                                    137,509          137,807
                                                            ---------        ---------
Total liabilities and stockholders' equity                  $ 155,188        $ 154,098
                                                            =========        =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ANADIGICS, INC.
           (Amounts in thousands, except share and per share amounts)

                                                        THREE MONTHS ENDED
                                                 APRIL 4, 1999    MARCH 29, 1998
                                                 -------------    --------------
                                                  (unaudited)       (unaudited)
Net sales                                        $     25,048      $     18,785
Cost of sales                                          16,900            12,068
                                                 ------------      ------------
Gross profit                                            8,148             6,717
Research and development expenses                       5,581             4,642
Selling and administrative expenses                     3,859             3,345
Reduction in work force                                  --               1,100
                                                 ------------      ------------
Operating loss                                         (1,292)           (2,370)
Interest income, net                                      517               656
                                                 ------------      ------------
Loss before income taxes                                 (775)           (1,714)
Benefit for income taxes                                 (287)             (643)
                                                 ------------      ------------
Net loss                                         $       (488)     $     (1,071)
                                                 ============      ============

Basic loss per share                             $      (0.03)     $      (0.07)
                                                 ============      ============

Weighted average common
   shares outstanding                              14,798,670        14,704,705
                                                 ============      ============

Diluted loss per share                           $      (0.03)     $      (0.07)
                                                 ============      ============

Weighted average common and
   dilutive securities outstanding                 14,798,670        14,704,705
                                                 ============      ============

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 ANADIGICS, INC.
                             (Amounts in thousands)

                                                        THREE MONTHS ENDED
                                                 APRIL 4, 1999    MARCH 29, 1998
                                                 -------------    --------------
                                                  (unaudited)       (unaudited)
Net loss                                            $  (488)          $(1,071)
Unrealized loss on marketable securities                 (6)               23
                                                    -------           -------
Total comprehensive loss                            $  (494)          $(1,048)
                                                    =======           =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ANADIGICS, INC.
                             (Amounts in thousands)

                                                                  THREE MONTHS ENDED
                                                           APRIL 4, 1999    MARCH 29, 1998
                                                           -------------    --------------
                                                            (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $   (488)         $ (1,071)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation                                                    5,765             2,560
Amortization                                                      106               208
Deferred taxes                                                   (168)             (384)
Changes in operating assets and liabilities:
       Accounts receivable                                     (4,706)            4,344
       Inventory                                                  107            (3,248)
       Prepaid expenses and other current assets                 (917)             (749)
       Deposits                                                     7              --
       Accounts payable                                           (94)           (4,678)
       Accrued liabilities and other long-term liabilities      1,803               128
       Income taxes payable                                      --              (1,607)
                                                             --------          --------
Net cash provided by (used in) operating activities             1,415            (4,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                (3,923)           (6,069)
Purchase of marketable securities                              (7,126)           (6,030)
Proceeds from sale of marketable securities                     8,386             8,496
                                                             --------          --------
Net cash used in investing activities                          (2,663)           (3,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                      (250)             --
Payment of capital lease obligations                              (71)              (92)
Issuance of common stock                                          190                13
                                                             --------          --------
Net cash used in financing activities                            (131)              (79)
                                                             --------          --------

Net decrease in cash and cash equivalents                      (1,379)           (8,179)
Cash and cash equivalents at beginning of period               23,987            25,675
                                                             --------          --------
Cash and cash equivalents at end of period                   $ 22,608          $ 17,496
                                                             ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                $    102          $     17
                                                             ========          ========
Taxes paid                                                   $   --            $  1,350
                                                             ========          ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - APRIL 4, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 4, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The condensed balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                   APRIL 4, 1999   DEC. 31, 1998
                                                   -------------   -------------
Raw materials                                          $1,405           $  784
Work in process                                         2,706            3,662
Finished goods                                          4,511            4,283
                                                       ------           ------
                                                       $8,622           $8,729
                                                       ======           ======

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - APRIL 4, 1999
- (CONTINUED)

3. EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                     APRIL 4, 1999  MARCH 29, 1998
                                                     -------------  --------------
Weighted average common shares
   outstanding used to calculate
   basic earnings per share                            14,798,670     14,704,705

Net effect of dilutive stock options-
   based upon the treasury stock method using
   an average market
   price                                                      - *            - *
                                                       ----------     ----------

Weighted average common and
   dilutive securities outstanding
   used to calculate diluted earnings
   per share                                           14,798,670     14,704,705
                                                       ==========     ==========

* - The dilutive stock options are not included as their effect is anti-dilutive.

4. SEGMENT INFORMATION

     REVENUES BY APPLICATION

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                     APRIL 4, 1999  MARCH 29, 1998
                                                     -------------  --------------
Cellular and PCS Applications                            $ 9,417        $ 9,008
Cable and Broadcast Applications                           9,930          6,286
Fiber Optic Applications                                   5,600          3,381
Engineering service sales                                    101            110
                                                         -------        -------
        Total                                            $25,048        $18,785
                                                         =======        =======

     GEOGRAPHIC INFORMATION

         The Company primarily sells to four geographic regions; Europe, Asia, North America, and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                     APRIL 4, 1999  MARCH 29, 1998
                                                     -------------  --------------
Europe                                                   $ 5,811        $ 4,951
Asia                                                       7,425          5,262
North America                                              9,310          8,041
South America                                              2,502            531
                                                         -------        -------
        Total                                            $25,048        $18,785
                                                         =======        =======

                                 ANADIGICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                         CONSOLIDATED STATEMENT OF OPERATIONS-
                                                    THREE MONTHS ENDED
                                                    ------------------
                                          APRIL 4, 1999         MARCH 29, 1998
                                          -------------         --------------
                                           (unaudited)            (unaudited)
Net sales                                    100.0%                100.0%
Cost of sales                                 67.5%                 64.2%
                                              -----                 -----
Gross profit                                  32.5%                 35.8%
Research and development expenses             22.3%                 24.7%
Selling and administrative expenses           15.4%                 17.8%
Reduction in work force                            -                 5.9%
                                                   -                 ----
Operating loss                                (5.2%)               (12.6%)
Interest income, net                           2.1%                  3.5%
                                               ----                  ----
Loss before income taxes                      (3.1)%                (9.1%)
Benefit for income taxes                      (1.1)%                (3.4%)
                                              ------                 -----
Net loss                                      (2.0)%                (5.7%)
                                              ======                ======

FIRST QUARTER 1999 (Ended April 4, 1999) COMPARED TO FIRST QUARTER 1998 (Ended March 29, 1998)

         NET SALES. Net sales during the first quarter of 1999 increased 33% to $25.0 million from $18.8 million in the first quarter of 1998. Sales of integrated circuits for cable and broadcast applications increased 58% during the first quarter of 1999 to $9.9 million from $6.3 million in the first quarter of 1998. Included in the sales of integrated circuits for cable and broadcast are sales of integrated circuits for direct broadcast satellite (DBS) applications of $0.6 million in the first quarter of 1999 and $1.7 million in the first quarter of 1998. The increase in sales during the first quarter of 1999 was due to increases in demand for the Company's integrated circuit chip set used in digital set-top converters and cable modems, and the Company's integrated circuit line amplifier used as a repeater in hybrid fiber coaxial distribution networks.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications increased 66% during the first quarter of 1999 to $5.6 million from $3.4 million in the first quarter of 1998. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of the Company's new transimpedence amplifiers for Gigabit Ethernet applications.

         Sales of integrated circuits for cellular and PCS applications increased 5% during the first quarter of 1999 to $9.4 million from $9.0 million in the first quarter of 1998.

         Engineering service sales, which reflect customers' contributions to research and development, were $0.1 million during the first quarter of 1999 and 1998.

         Generally, selling prices for same product sales were lower during the first quarter of 1999 compared to the same period in 1998.

         GROSS MARGIN. Gross margin during the first quarter of 1999 decreased to 32.5% from 35.8% in the first quarter of 1998. The reduction in gross margin was primarily due to $2.7 million of accelerated depreciation expense (associated with the planned closing of the Company's existing wafer fabrication facility) that was recorded during the first quarter of 1999.

         Excluding the accelerated depreciation expense of $2.7 million, gross margin during the first quarter of 1999 was 43.1%. The increase in gross margin to 43.1% during the first quarter of 1999 from 35.8% in the first quarter of 1998 was primarily due to a higher sales volume, improvements within the Company's manufacturing cost structure, and improved yields.

         RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 20% to $5.6 million during the first quarter of 1999 from $4.6 million during the first quarter of 1998. The increase in research and development expenses is primarily attributable to increased investments in both product design and process research and development. As a percentage of sales, research and development expenses decreased to 22.3% in the first quarter of 1999 from 24.7% in the first quarter of 1998.

         The Company expects research and development expense to be approximately 23% of sales during 1999.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 15% during the first quarter of 1999 to $3.9 million from $3.3 million in the first quarter of 1998. The increase in selling and administrative expenses during the first quarter of 1999 was primarily due to an increase in compensation costs associated with the Company's operating performance. As a percentage of sales, selling and administrative expenses decreased to 15.4% during the first quarter of 1999 from 17.8% in the same period of 1998.

         REDUCTION IN WORK FORCE. During the first quarter of 1998, the Company recorded a charge of $1.1 million associated with a reduction in staff of 100 employees. The employees who were involuntarily terminated were notified, received information regarding their benefit arrangement, and employment was severed on March 2, 1998. The work force reduction charge primarily consisted of severance pay, extended medical coverage, and outplacement service costs. The $1.1 million was paid during 1998.

         INTEREST INCOME, NET. Interest income, net decreased 21% to $0.5 million during the first quarter of 1999 from $0.7 million during the first quarter of 1998. The reduction in interest income, net of $0.2 million was primarily due to a lower amount of interest income earning investments during the first quarter of 1999, compared to the first quarter of 1998.

         BENEFIT FOR INCOME TAXES. The benefit for income taxes during the first quarter of 1999 was recorded at an estimated annual effective tax rate of 37.0% of the loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 4, 1999, the Company had $22.6 million in cash and cash equivalents and $17.1 million in marketable securities. The Company has $4.8 million outstanding under its $20 million revolving bank credit facility as of the end of the first quarter of 1999. The credit facility has a drawdown expiration of July 1, 1999. The availability under the revolving credit facility is subject to a number of financial covenants. Substantially all of the assets of the Company are pledged as security for repayments of amounts borrowed under this facility. The Company entered into an interest rate swap agreement, which effectively fixes the interest rate of 7.09% on the outstanding portion of the credit facility.

     Net cash provided by operating activities was $1.4 million during the three month period ended April 4, 1999. Cash provided by operating activities primarily resulted from increases in accrued liabilities and other long-term liabilities.

     Net cash used in investing activities was $2.7 million during the three month period ended April 4, 1999. Purchases of plant and equipment of $3.9 million were partially offset by net sales of marketable securities of approximately $1.2 million during the three month period ended April 4, 1999.

     Net cash used in financing activities was $0.1 million during the three month period ended April 4, 1999, which was primarily due to the repayment of long-term debt and capital lease obligations.

     The Company expects to spend approximately $18.0 million on equipment, furniture and fixtures, and leasehold improvements during the twelve month period ending March 31, 2000. At April 4, 1999, the Company has committed to purchase approximately $9.0 million of equipment, furniture and fixtures, and leasehold improvements through the remainder of 1999. The Company plans to continue activities associated with qualifying its new wafer fabrication facility during the second quarter of 1999 and anticipates commencing production during the third quarter of 1999.

     The Company believes that its sources of capital, including internally generated funds and $15.2 million available under its $20 million existing credit facility, will be adequate to satisfy anticipated capital needs (including investments in other companies) for the next twelve months. However, the Company may nevertheless elect to finance all or part of its future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

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

     The Company's comprehensive Year 2000 initiative is being managed by a senior team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in mid 1999. The total cost of the Year 2000 project is estimated at $2.0 million and is being funded through operating cash flows. Of the total project cost, approximately $1.2 million is attributable to the purchase of new hardware and software, which will be capitalized. To date, the Company has spent approximately $0.6 million on hardware and software purchases and the remaining amount represents equipment purchases expected to be delivered and installed during the second quarter of 1999. The remaining $0.8 million will primarily be for assessment of the Year 2000 issue, development of a modification plan, remediation and modifications to existing software and will be expensed when incurred. To date, the Company has incurred and expensed approximately $0.2 million, primarily for assessment of the Year 2000 issue, development of a modification plan, and remediation efforts. The remaining amount is expected to be expensed in the second quarter of 1999.

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

RISKS AND UNCERTAINTIES

         Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1998. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

                                 ANADIGICS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily from its credit facility and its investments in certain available-for-sale securities. To date, the Company has managed its exposure to changes in interest rates from its credit facility by entering into an interest rate swap agreement which allows the Company to convert its debt from variable to fixed interest rates. The Company plans to continue to reduce its exposure to changes in interest rates from its credit facility by using interest rate derivative instruments. The Company's available-for-sale securities consist of fixed income investments (U.S. Treasury and Agency securities and short-term commercial paper). The Company continually monitors its exposure to changes in interest rates from its available-for-sale securities. Accordingly, the Company believes that the effects of changes in interest rates are limited and would not have a material impact on its financial condition or results of operations. However, it is possible that the Company is at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and the Company's financial condition and results of operations could be materially affected.

                                 ANADIGICS, INC.

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In March and April 1998, there were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey seven proposed class action lawsuits (collectively, the "Class Action Lawsuits"), captioned Assuncao v. Anadigics, Inc., et al., No. 98-917; Office and Professional Employees International Union Local 153 Pension Fund v. Anadigics, Inc., et al., No. 98-919; Kotler v. Anadigics, Inc., et al., No. 98-923; Gray v. Anadigics, Inc., et al., No. 98-1337; Mirpuri v. Anadigics, Inc., et al., No. 98-1811; Grayson v. Rosenzweig, et al., No. 98-1688; and Morgante v. Anadigics, Inc., et al., No. 98-2024. The Complaints filed in the Class Action Lawsuits (each of which names a combination of the following directors and officers of the Company: Ronald Rosenzweig, George Gilbert, Harry
T. Rein, John F. Lyons, Charles Huang, Javed Patel, Sheo Khetan and Robert Bayruns) seek unspecified damages in connection with claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and, as set forth in the Union Local 153, Kotler, Gray and Mirpuri Complaints, claims alleging common law fraud and negligent misrepresentation. The Complaints allege that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods. The longest proposed class period alleged by the plaintiffs in the Class Action Lawsuits is the period from July 17, 1997 through January 30, 1998. On December 20, 1998, the United States District Court for the District of New Jersey entered an Order consolidating the Class Action Lawsuits into one action, captioned In re Anadigics, Inc. Securities Litigation, No. 98-CV-917 (the "Consolidated Class Action Lawsuit"), and appointing Lead Plaintiffs and Lead Plaintiffs' Counsel. The parties to the Consolidated Class Action Lawsuit have jointly requested the Court to extend to May 14, 1999 the deadline by which plaintiffs must file their Amended Consolidated Complaint. Although the Company is unable at this time to assess the probable outcome of the Consolidated Class Action Lawsuit or the materiality of the risk of loss in connection therewith (given that none of the original Complaints had alleged damages with any particularity and the Amended Consolidated Complaint has not yet been served), the Company believes that it has acted responsibly and intends to vigorously defend such Lawsuits.

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

                                 ANADIGICS, INC.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)       The following exhibits are included herein:

                   Exhibit 27. - Financial Data Schedule

         (b)       Reports on Form 8-K during the quarter ended April 4, 1999.

                   The Company did not file any reports on Form 8-K during the quarter ended April 4, 1999.

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


                                          ANADIGICS, INC.


                                          By:  /s/ JOHN F. LYONS
                                               John F. Lyons
                                               Senior Vice President
                                               and Chief Financial Officer


Dated: April 30, 1999

                                 ANADIGICS, INC.

                                  EXHIBIT INDEX

                                                                            Page
                                                                            ----

Exhibit 27. Financial Data Schedule ........................................ 17