Form 10-Q
period 1999-07-04
ANADIGICS INC
filed 1999-07-28
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________.

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       22-2582106
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          35 Technology Drive
           Warren, New Jersey                               07059
----------------------------------------              ------------------
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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF JULY 26, 1999 WAS 14,871,937.

                                      INDEX
                                 ANADIGICS, Inc.

Part. I.       Financial Information

Item 1.        Financial Statements (unaudited)

               Condensed consolidated balance sheets - July 4, 1999 and December 31, 1998.

               Condensed consolidated statements of operations and comprehensive income (loss) - Three and six months ended July 4, 1999 and June 28, 1998.

               Condensed consolidated statements of cash flows - Six months ended July 4, 1999 and June 28, 1998.

               Notes to condensed consolidated financial statements - July 4, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk


Part II.       Other Information

Item 1.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ANADIGICS, INC.
           (Amounts in thousands, except share and per share amounts)

                                                                             July 4, 1999           December 31, 1998
                                                                             ------------           -----------------
                                                                              (unaudited)                 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents                                                       $  25,343                $  23,987
     Marketable securities                                                         14,736                   16,923
     Accounts receivable, net                                                      18,191                   11,848
     Inventory                                                                     10,256                    8,729
     Prepaid expenses and other current assets                                      2,466                    2,531
     Insurance settlement receivable                                                5,325
     Deferred taxes                                                                 6,856                    4,345
                                                                                ---------                ---------
Total current assets                                                               83,173                   68,363

     Marketable securities                                                          3,568                    1,486
     Property and equipment:
         Equipment and furniture                                                   80,823                   71,625
         Leasehold improvements                                                    16,424                   15,717
         Projects in process                                                       34,150                   34,286
     Less accumulated depreciation and amortization                                56,117                   44,199
                                                                                ---------                ---------
                                                                                   75,280                   77,429

     Other assets                                                                   1,279                      865
     Deferred taxes                                                                 5,955                    5,955
                                                                                ---------                ---------
Total assets                                                                    $ 169,255                $ 154,098
                                                                                =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                           $   9,043                $   6,138
     Accrued litigation settlement costs                                           12,050                     --
     Accrued liabilities                                                            5,952                    2,306
     Accrued restructuring costs                                                    1,441                    1,567
     Current maturities of long-term debt                                           1,000                    1,000
     Current maturities of capital lease obligations                                  160                      229
                                                                                ---------                ---------
Total current liabilities                                                          29,646                   11,240

     Capital lease obligations, less current portion                                  117                      183
     Other long-term liabilities                                                    1,183                      868
     Long-term debt, less current portion                                           3,500                    4,000
                                                                                ---------                ---------
Total liabilities                                                                  34,446                   16,291

Stockholders' equity
     Common stock, $0.01 par value, 68,000,000 shares authorized,
        14,871,937 and 14,738,356 issued and outstanding at
        July 4, 1999 and December 31, 1998, respectively                              149                      147
     Additional paid-in capital                                                   161,843                  160,215
     Accumulated deficit                                                          (27,139)                 (22,598)
     Accumulated other comprehensive income (loss)                                    (44)                      43
                                                                                ---------                ---------
Total stockholders' equity                                                        134,809                  137,807
                                                                                ---------                ---------
Total liabilities and stockholders' equity                                      $ 169,255                $ 154,098
                                                                                =========                =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ANADIGICS, INC.
            (Amounts in thousands, except share and per share amounts)

                                                       Three months ended                         Six months ended
                                                ---------------------------------         ---------------------------------
                                                July 4, 1999        June 28, 1998         July 4, 1999        June 28, 1998
                                                ------------        -------------         ------------        -------------
                                                           (unaudited)                               (unaudited)
Net sales                                       $     30,534         $     22,675         $     55,582         $     41,460
Cost of sales                                         19,248               14,565               36,148               26,633
                                                ------------         ------------         ------------         ------------
Gross profit                                          11,286                8,110               19,434               14,827
Research and development expenses                      6,387                5,108               11,968                9,750
Selling and administrative expenses                    4,885                3,060                8,744                6,405
Restructuring charge                                    --                   --                   --                  1,100
                                                ------------         ------------         ------------         ------------
Operating income (loss)                                   14                  (58)              (1,278)              (2,428)
Interest income, net                                     478                  570                  995                1,225
Provision for litigation settlement, net               6,925                 --                  6,925                 --
                                                ------------         ------------         ------------         ------------
Income (loss) before income taxes                     (6,433)                 512               (7,208)              (1,203)
Provision (benefit) for income taxes                  (2,380)                 192               (2,667)                (451)
                                                ------------         ------------         ------------         ------------
Net income (loss)                               $     (4,053)        $        320         $     (4,541)        $       (752)
                                                ============         ============         ============         ============


Basic earnings (loss) per share                 $      (0.27)        $       0.02         $      (0.31)        $      (0.05)
                                                ============         ============         ============         ============

Weighted average common
   shares outstanding                             14,838,546           14,718,286           14,811,687           14,711,323
                                                ============         ============         ============         ============


Diluted earnings (loss) per share               $      (0.27)        $       0.02         $      (0.31)        $      (0.05)
                                                ============         ============         ============         ============

Weighted average common and
   dilutive securities outstanding                14,838,546           14,976,998           14,811,687           14,711,323
                                                ============         ============         ============         ============


        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 ANADIGICS, INC.
                             (Amounts in thousands)

                                                       Three months ended                         Six months ended
                                                ---------------------------------         ---------------------------------
                                                July 4, 1999        June 28, 1998         July 4, 1999        June 28, 1998
                                                ------------        -------------         ------------        -------------
                                                           (unaudited)                               (unaudited)
Net income (loss)                               $     (4,053)        $        320         $     (4,541)        $       (752)
Unrealized gain (loss) on
   marketable securities                                 (81)                  (7)                 (87)                  20
                                                ------------         ------------         ------------         ------------
      Comprehensive income (loss)               $     (4,134)        $        313         $     (4,628)        $       (732)
                                                ============         ============         ============         ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ANADIGICS, INC.
                             (Amounts in thousands)

                                                                       Six months ended
                                                                ------------------------------
                                                                July 4, 1999     June 28, 1998
                                                                ------------     -------------
                                                                 (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (4,541)        $   (752)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Depreciation                                                        11,721            5,342
Amortization                                                           197              404
Deferred taxes                                                      (2,511)            (451)
Provision for litigation settlement, net                             6,725
Changes in operating assets and liabilities
       Accounts receivable                                          (6,343)           5,673
       Inventory                                                    (1,527)            (973)
       Prepaid expenses and other current assets                        65           (1,183)
       Other assets                                                   (414)              60
       Accounts payable                                              2,905           (6,531)
       Accrued liabilities and other long-term liabilities           3,835             (432)
       Income taxes payable                                           --             (2,439)
                                                                  --------         --------
Net cash provided by (used in) operating activities                 10,112           (1,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                     (9,769)          (8,818)
Purchase of marketable securities                                  (14,094)         (14,456)
Proceeds from sale of marketable securities                         14,112           17,912
                                                                  --------         --------
Net cash used in investing activities                               (9,751)          (5,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                             1,630              294
Repayment of long-term debt                                           (500)            --
Payment of capital lease obligations                                  (135)            (229)
                                                                  --------         --------
Net cash provided by financing activities                              995               65
                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                 1,356           (6,579)
Cash and cash equivalents at beginning of period                    23,987           25,675
                                                                  --------         --------
Cash and cash equivalents at end of period                        $ 25,343         $ 19,096
                                                                  ========         ========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                     $    103         $     36
                                                                  ========         ========
Taxes paid                                                        $    180         $  2,774
                                                                  ========         ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JULY 4, 1999


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Broadcast and Wireless Investors, Inc. and ANADIGICS Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation.

2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                July 4, 1999       Dec. 31, 1998
                                ------------       -------------

             Raw materials       $    2,323         $      784
             Work in process          4,900              3,662
             Finished goods           3,033              4,283
                                 ----------         ----------
                                 $   10,256         $    8,729
                                 ==========         ==========

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JULY 4, 1999 (CONTINUED)


3.  EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                   Three months ended                    Six months ended
                                             ------------------------------      -------------------------------
                                             July 4, 1999     June 28, 1998      July 4, 1999      June 28, 1998
                                             ------------     -------------      ------------      -------------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share                    14,838,546        14,718,286        14,811,687        14,711,323

Net effect of diluted stock options
  based upon the treasury stock method
  using an average market price                      - *           258,712               - *               - *
                                              ----------        ----------        ----------        ----------

Weighted average common and
  dilutive securities outstanding
  used to calculate diluted earnings
  per share                                   14,838,546        14,976,998        14,811,687        14,711,323
                                              ==========        ==========        ==========        ==========

* - The dilutive stock options are not included as their effect is anti-dilutive.

4.   SEGMENT INFORMATION

     REVENUES BY APPLICATION

     The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                           Three months ended           Six months ended
                                     ----------------------------  ----------------------------
                                     July 4, 1999   June 28, 1998  July 4, 1999   June 28, 1998
                                     ------------   -------------  ------------   -------------
Cellular and PCS Applications           $13,073        $ 7,479        $22,490        $16,486
Cable and Broadcast Applications         10,575         10,072         20,506         16,359
Fiber Optic Applications                  6,886          4,809         12,486          8,190
Engineering service sales                  --              315            100            425
                                        -------        -------        -------        -------
       Total                            $30,534        $22,675        $55,582        $41,460
                                        =======        =======        =======        =======

     GEOGRAPHIC INFORMATION

     The Company primarily sells to four geographic regions; Europe, Asia, North America, and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                           Three months ended           Six months ended
                                     ----------------------------  ----------------------------
                                     July 4, 1999   June 28, 1998  July 4, 1999   June 28, 1998
                                     ------------   -------------  ------------   -------------

Europe                                  $ 7,772        $ 6,624        $13,583        $11,762
Asia                                      7,385          6,698         14,810         11,856
North America                            12,172          8,424         21,482         16,354
South America                             3,205            929          5,707          1,488
                                        -------        -------        -------        -------
       Total                            $30,534        $22,675        $55,582        $41,460
                                        =======        =======        =======        =======

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JULY 4, 1999 (CONTINUED)

5.   LEGAL PROCEEDINGS

     In March and April 1998, seven proposed class action lawsuits (collectively the "Class Action Lawsuits") were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey. The Complaints filed in the Class Action Lawsuits claim alleged common law fraud and negligent misrepresentation. The Complaints alleged that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods (July 17, 1997 through January 30, 1998).

     On December 20, 1998, the United States District Court for the District of New Jersey consolidated the Class Action Lawsuits into one action, captioned In re Anadigics, Inc. Securities Litigation, No. 98-CV-917 (the "Consolidated Class Action Lawsuit"), and appointed Lead Plaintiffs and Lead Plaintiffs' Counsel.

     On or about August 3, 1998, a shareholder's derivative lawsuit ("Derivative Lawsuit") was filed in the United States District Court for the District of New Jersey against the Company (as nominal defendant) and certain of its officers and directors. The Complaint in the Derivative Lawsuit alleged claims, which are predicated upon the Class Action Lawsuits, seeking damages, contribution, indemnification and equitable relief.

     On July 8, 1999, the Company and attorneys representing the plaintiffs in the lawsuits described above entered into a memorandum of understanding setting forth proposed settlement terms. Accordingly, we expect that all of the lawsuits described above will be settled for a total payment of $11.8 million of which approximately $5.3 million will be reimbursed by our insurance companies. The proposed settlement is subject to various conditions including the entering into of a definitive settlement agreement and final court approval.

6.   SUBSEQUENT EVENT

     On July 22, 1999, the Company approved a public offering (the "Offering") of an additional 3,000,000 shares of common stock (plus an additional 450,000 shares of common stock that may be issued upon exercise of an overallotment option by the underwriters). The Company intends to use the net proceeds from the offering for capital expenditures, working capital, and other general corporate purposes. The Company may use all or a portion of the net proceeds to acquire complementary businesses if the opportunity arises, however it currently has no commitments or agreements with respect to any such transactions.

                                 ANADIGICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Three months ended             Six months ended
                                              -----------------------------   ----------------------------
                                              July 4, 1999    June 28, 1998   July 4, 1999   June 28, 1998
                                              ------------    -------------   ------------   -------------
                                                       (unaudited)                    (unaudited)
Net sales                                          100.0%          100.0%          100.0%          100.0%
Cost of sales                                       63.0%           64.2%           65.0%           64.2%
                                                --------        --------        --------        --------
Gross profit                                        37.0%           35.8%           35.0%           35.8%
Research and development expenses                   20.9%           22.5%           21.6%           23.5%
Selling and administrative expenses                 16.0%           13.5%           15.7%           15.5%
Restructuring charge                                  --              --              --             2.7%
                                                --------        --------        --------        --------
Operating income (loss)                              0.1%           (0.2%)          (2.3%)          (5.9%)
Interest income, net                                 1.5%            2.5%            1.8%            3.0%
Provision for litigation settlement, net            22.7%             --            12.5%             --
                                                --------        --------        --------        --------
Income (loss) before income taxes                  (21.1%)           2.3%          (13.0%)          (2.9%)
Provision (benefit) for income taxes                (7.8%)           0.9%           (4.8%)          (1.1%)
                                                --------        --------        --------        --------
Net income (loss)                                  (13.3%)           1.4%           (8.2%)          (1.8%)
                                                ========        ========        ========        ========

SECOND QUARTER 1999 (Ended July 4, 1999) COMPARED TO SECOND QUARTER 1998 (Ended June 28, 1998)

     NET SALES. Net sales during the second quarter of 1999 increased 35% to $30.5 million from $22.7 million in the second quarter of 1998. Sales of integrated circuits for cellular and PCS applications increased 75% during the second quarter of 1999 to $13.0 million from $7.5 million in the second quarter of 1998 as demand for the Company's dual-band power amplifiers increased.

     Sales of integrated circuits for cable and broadcast applications increased 5% during the second quarter of 1999 to $10.6 million from $10.1 million in the second quarter of 1998. Included in the sales of integrated circuits for cable and broadcast applications are sales of low noise block converter integrated circuits (which the Company ceased production of during the third quarter of 1998) of $0.3 million and $1.6 million during the second quarter of 1999 and 1998, respectively. The increase in sales of integrated circuits for cable and broadcast applications during the second quarter of 1999 was due to increases in demand for the Company's integrated circuit chip set used in digital set-top converters and cable modems and the Company's integrated circuit line amplifier used as a repeater in cable television distribution networks.

     Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications increased 43% during the second quarter of 1999 to $6.9 million from $4.8 million in the second quarter of 1998. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of the Company's new transimpedence amplifiers for Gigabit Ethernet applications.

     The Company expects increased competition from internally sourced silicon integrated circuits at certain of its customers for SONET OC-12 and OC-24 fiber optic transimpedence amplifiers. Increased competition could result in decreased prices of the Company's integrated circuits and/or reduced demand for its products. Sales of OC-12 and OC-24 SONET transimpedence amplifiers were approximately $3.3 million during the second quarter of 1999.

     Engineering service sales, which reflect customers' contributions to research and development, were $0.3 million during the second quarter of 1998.

     GROSS MARGIN. Gross margin during the second quarter of 1999 increased to 37.0% from 35.8% in the second quarter of 1998. Excluding the accelerated depreciation expense of $2.7 million, gross margin during the second quarter of 1999 was 45.7%. The increase in gross margin was primarily due to increased sales volume and manufacturing cost structure improvements, which were mostly offset by $2.7 million of accelerated depreciation expense (associated with the planned closing of the Company's existing wafer fabrication facility) that was recorded during the second quarter of 1999.

     RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 25% during the second quarter of 1999 to $6.4 million from $5.1 million during the second quarter of 1998. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies. As a percentage of sales, research and development expense decreased to 20.9% in the second quarter of 1999 from 22.5% in the second quarter of 1998.

     The Company expects research and development expense to continue to increase from the level incurred during the second quarter of 1999.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 60% during the second quarter of 1999 to $4.9 million from $3.1 million in the second quarter of 1998. The increase in selling and administrative expenses during the second quarter of 1999 was primarily due to increases in performance related compensation costs, costs associated with staffing changes, consulting fees, recruiting and relocation expenses, and in costs related to the Company's marketing activities. As a percentage of sales, selling and administrative expenses increased to 16.0% in the second quarter of 1999 from 13.5% in the second quarter of 1998.

     INTEREST INCOME, NET. Interest income, net decreased 16% to $0.5 million during the second quarter of 1999 from $0.6 million during the second quarter of 1998.

     PROVISION FOR LITIGATION SETTLEMENT, NET. The Company recorded a provision for litigation settlement of $6.9 million during the second quarter of 1999, as it reached an agreement in principle with the plaintiffs' counsel to settle a consolidated class action lawsuit and a derivative lawsuit. The $6.9 million provision consists of an expected payment of $11.8 offset by insurance proceeds of $5.3 million, and $0.4 million of additional legal, settlement, notification and court related fees, of which $0.2 million was paid as of July 4, 1999. (See
Part II - Item 1. Legal Proceedings for additional information regarding the consolidated class action lawsuit, the derivative lawsuit, and details of the settlement).

     BENEFIT FOR INCOME TAXES. The benefit for income taxes during the second quarter of 1999 was recorded at an estimated annual effective tax rate of 37.0% of the loss before income taxes.

SIX MONTHS 1999 (Ended July 4, 1999) COMPARED TO SIX MONTHS 1998 (Ended June 28, 1998)

     NET SALES. Net sales during the six month period ended July 4, 1999 increased 34% to $55.6 million from $41.5 million in the six month period ended June 28, 1998. Sales of integrated circuits for cellular and PCS applications increased 36% during the six month period ended July 4, 1999 to $22.5 million from $16.5 million in the six month period ended June 28, 1998 as demand for the Company's dual-band power amplifiers increased.

     Sales of integrated circuits for cable and broadcast applications increased 25% during the six month period ended July 4, 1999 to $20.5 million from $16.4 million in the six month period ended June 28, 1998. Included in the sales of integrated circuits for cable and broadcast applications are sales of low noise block converters (which the Company ceased production of during the third quarter of 1998) of $0.7 million and $2.8 million during the six month period ended July 4, 1999 and June 28, 1998, respectively. The increase in sales of integrated circuits for cable and broadcast applications during the six month period ended July 4, 1999 was due to increases in demand for the Company's chip sets used in digital set-top converters and cable modems, and the Company's line amplifiers used as a repeater in cable television distribution networks.

     Sales of integrated circuits for fiber optic telecommunication and data communication applications increased 52% during the six month period ended July 4, 1999 to $12.5 million from $8.2 million in the six month period ended June 28, 1998 as demand for transimpedence amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and data communication applications increased. We expect increased competition from internally sourced silicon integrated circuits at certain of our customers for SONET
OC-12 and OC-24 fiber optic transimpedence amplifiers. Increased competition could result in decreased prices of our integrated circuits and/or reduced demand for our products. Sales of SONET OC-12 and OC-24 fiber optic transimpedence amplifiers were approximately $4.5 million during the first half of 1999.

     Engineering service sales, which reflect customers' contributions to research and development, decreased $0.3 million during the six month period ended July 4, 1999 to $0.1 million from $0.4 million in the six month period ended June 28, 1998.

     Generally, selling prices for same product sales were lower during the six month period ended July 4, 1999 compared to the six month period ended June 28, 1998.

     GROSS MARGIN. Gross margin during the six month period ended July 4, 1999 declined to 35.0% from 35.8% in the six month period ended June 28, 1998. Excluding the accelerated depreciation expense of $5.3 million, gross margin during the six month period ended July 4, 1999 was 44.5%. The accelerated depreciation expense (associated with the closing of the Company's four-inch wafer fabrication facility) that was recorded during the first half of 1999, was mostly offset by increased sales volume, manufacturing cost structure improvements and improved yields.

     RESEARCH AND DEVELOPMENT. Company-funded research and development expense increased 23% during the six month period ended July 4, 1999 to $12.0 million from $9.8 million in the six month period ended June 28, 1998. The increase was primarily attributable to increased research and development of
(1) integrated circuits for cellular and PCS, cable television and fiber optic applications and (2) new process technologies. As a percent of sales, company-funded research and development decreased to 21.6% during the six month period ended July 4, 1999 from 23.5% in the six month period ended June 28, 1998.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 37% during the six month period ended July 4, 1999 to $8.7 million from $6.4 million in the six month period ended June 28, 1998. The increase was due in part to increases in performance-related compensation costs, consulting fees and costs related to the Company's marketing activities. As a percentage of sales, selling and administrative expenses increased to 15.7% during the six month period ended July 4, 1999 from 15.5% in the six month period ended June 28, 1998.

     RESTRUCTURING CHARGES. During the first quarter of 1998, the Company recorded a charge of $1.1 million associated with a reduction in staff of 100 employees. The employees who were involuntarily terminated were notified, received information regarding their benefit arrangement and were severed on March 2, 1998. The terminated employees represented all areas of the Company's operations, including production, research and development, and selling and administrative areas. The reduction in work force charge primarily consisted of severance pay, extended medical coverage and outplacement service costs. The $1.1 million was paid during 1998.

     INTEREST INCOME, NET. Interest income, net decreased 19% during the six month period ended July 4, 1999 to $1.0 million from $1.2 million in the six month period ended June 28, 1998.

     PROVISION FOR LITIGATION SETTLEMENT, NET. The Company recorded a provision for litigation settlement of $6.9 million during the second quarter of 1999, as it reached an agreement in principle with the plaintiffs' counsel to settle a consolidated class action lawsuit and a derivative lawsuit. The $6.9 million provision consists of an expected payment of $11.8 offset by insurance proceeds of $5.3 million, and $0.4 million of additional legal, settlement, notification and court related fees, of which $0.2 million was paid as of July 4, 1999. (See
Part II - Item 1. Legal Proceedings for additional information regarding the consolidated class action lawsuit, the derivative lawsuit, and details of the settlement).

     BENEFIT FOR INCOME TAXES. The benefit for income taxes during the six month period ended July 4, 1999 was recorded at an estimated annual effective tax rate of 37.0% of the loss before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     As of July 4, 1999, the Company had $25.3 million in cash and cash equivalents and $18.3 million in marketable securities. The Company has $4.5 million of bank debt outstanding as of the end of the second quarter of 1999. The Company entered into an interest rate swap agreement, which effectively fixes the interest rate on this debt at 7.09%. The swap effectively changed the variable interest rate characteristics to a fixed rate for which the present value of cash flows are approximately the same. As of the end of the second quarter of 1999, the Company also has available $15.0 million under a term loan facility. The term loan facility drawdown period expires on July 1, 2001. The outstanding bank debt and the term loan facility are subject to a number of financial covenants. Substantially all of the assets of the Company are pledged as security for repayments of the outstanding bank debt and borrowings, if any, under the term loan facility.

     Net cash provided by operating activities was $10.1 million during the six month period ended July 4, 1999.

     Net cash used in investing activities (to purchase equipment) was $9.8 million during the six month period ended July 4, 1999.

     Net cash provided by financing activities was $1.0 million during the six month period ended July 4, 1999. Cash provided by financing activities was primarily from the issuance of the Company's common stock from stock options exercised during the period.

     The Company expects to spend approximately $30.0 million on equipment, furniture and fixtures, and leasehold improvements during the twelve month period ending June 30, 2000. At July 4, 1999, the Company has committed to purchase approximately $7.5 million of equipment, furniture and fixtures, and leasehold improvements through the remainder of 1999.

     The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from operations and the planned equity offering (See "Notes to Condensed Consolidated Financial Statements (unaudited) - July 4, 1999 - Note 6. -Subsequent Event" contained in Item 1. herein) will satisfy anticipated capital needs for the next twelve months. There can be no assurance that the planned equity offering will be completed.

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

         Over the past year, the Company has invested in new computer hardware and software to improve its business operations. To date we have upgraded the majority of our critical information systems such that they are now Y2K ready. Remaining critical systems are on target for their Y2K upgrades at the end of September 1999. As a result of this effort, we do not believe that any year 2000 related failures will cause a significant interruption to our business.

         The Company has also completed a comprehensive review of its equipment and facilities. Based on this review, we do not believe that any year 2000 related failures of critical systems will result in a significant disruption to our business as a result of the year 2000 issue. A number of minor upgrades will be completed by the end of September 1999.

         The total cost of the Year 2000 project is estimated at $1.6 million and is being funded through operating cash flows. Of the total project cost, approximately $1.0 million is for the purchase of new hardware and software, which will be capitalized. To date, the Company has spent approximately $0.8 million on hardware and software purchases and the remaining amount represents equipment purchases expected to be delivered and installed during the third quarter of 1999. To date, the Company has incurred and expensed approximately $0.4 million, primarily for assessment of the Year 2000 issue, development of a modification plan, and remediation efforts. The remaining $0.2 million is expected to be incurred and expensed in the third quarter of 1999.

         The Company has also completed formal communications with its significant suppliers and other third party vendors with which it has a material relationship in order to determine whether those entities have adequate plans in place to ensure their Year 2000 readiness. To date, the Company has not identified any major issues with respect to its significant suppliers and other third party vendors.

         As of the end of the second quarter of 1999, the Company has not developed a "worst case" scenario or an overall contingency plan. It does not intend on doing so unless, as a result of ongoing tests, it determines that contingency plans are warranted. Based on our assessment to date and our expectations that our Y2K Program will be substantially complete by the end of September 1999, we believe that adequate time will be available to ensure alternatives can be assessed, developed and implemented, if necessary prior to a Y2K issue having a negative impact on our operations. However, we cannot guarantee that such contingencies, if required, will be completed on a timely basis. While the Company believes its efforts will be adequate to address its Year 2000 concerns, there can be no guarantee that we will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems or that third parties upon which we rely will not experience similar negative consequences.

         The Company's products do not have specific date functions or date dependencies and will operate according to specifications through the Year 2000 and beyond.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Th ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this statement will have a significant effect on our results of operations or financial position.


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

     In March and April 1998, seven proposed class action lawsuits (collectively the "Class Action Lawsuits") were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey. The Complaints filed in the Class Action Lawsuits claim alleged common law fraud and negligent misrepresentation. The Complaints alleged that, as a result of certain material misstatements and omissions made by the Company in connection with its business, the price of the Company's common stock was artificially inflated during the proposed class periods (July 17, 1997 through January 30, 1998).

     On December 20, 1998, the United States District Court for the District of New Jersey consolidated the Class Action Lawsuits into one action, captioned In re Anadigics, Inc. Securities Litigation, No. 98-CV-917 (the "Consolidated Class Action Lawsuit"), and appointed Lead Plaintiffs and Lead Plaintiffs' Counsel.

     On or about August 3, 1998, a shareholder's derivative lawsuit ("Derivative Lawsuit") was filed in the United States District Court for the District of New Jersey against the Company (as nominal defendant) and certain of its officers and directors. The Complaint in the Derivative Lawsuit alleged claims, which are predicated upon the Class Action Lawsuits, seeking damages, contribution, indemnification and equitable relief.

     On July 8, 1999, the Company and attorneys representing the plaintiffs in the lawsuits described above entered into a memorandum of understanding setting forth proposed settlement terms. Accordingly, we expect that all of the lawsuits described above will be settled for a total payment of $11.8 million of which approximately $5.3 million will be reimbursed by our insurance companies. The proposed settlement is subject to various conditions including the entering into of a definitive settlement agreement and final court approval.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May 25, 1999 at which the Company's stockholders voted on:

     (a) The election of two Class I Directors of ANADIGICS (Bruns Grayson and Harry Rein) to hold office until 2002.

     (b) The ratification of Ernst & Young LLP as independent auditors of ANADIGICS, Inc. for the fiscal year ending December 31, 1999.

     The two matters listed above were voted upon and approved by the shareholders of the Company as follows:

     (a) The election of Bruns Grayson as a Class I Director was approved by holders of 13,386,232 shares of the Company's outstanding capital stock. Holders of 167,526 shares withheld from voting on such election. The election of Harry Rein as a Class I Director was approved by holders of 13,399,372 shares of the Company's outstanding capital stock. Holders of 154,386 shares withheld from voting on such election.

     (b) The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of 13,509,085 shares of the Company's outstanding capital stock. Holders of 25,478 shares voted against the ratification, and holders of 19,195 shares abstained from voting on such ratification.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are included herein:

               Exhibit 10.1 - Employment agreement between ANADIGICS and
                              Dr. Bami Bastani, dated September 17, 1998

               Exhibit 10.2 - Employment agreement between ANADIGICS and
                              Ronald Rosenzweig, dated September 17, 1998

               Exhibit 10.3 - Employment agreement between ANADIGICS and
                              Ronald Rosenzweig, dated June 1, 1999.

               Exhibit 10.4 - Employment agreement between ANADIGICS and
                              John Lyons, dated June 1, 1999.

               Exhibit 27.1 - Financial Data Schedule

          (b)  Reports on Form 8-K during the quarter ended July 4, 1999.

               The Company did not file any reports on Form 8-K during the quarter ended July 4, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANADIGICS, INC.


                                        By: /s/ John F. Lyons
                                            ---------------------------
                                            John F. Lyons
                                            Senior Vice President
                                            and Chief Financial Officer


Dated: July 28, 1999

                                 ANADIGICS, INC.

                                  EXHIBIT INDEX


Exhibit 10.1  Employment agreement between ANADIGICS and
              Dr. Bami Bastani, dated September 17, 1998

Exhibit 10.2  Employment agreement between ANADIGICS and
              Ronald Rosenzweig, dated September 17, 1998

Exhibit 10.3  Employment agreement between ANADIGICS and
              Ronald Rosenzweig, dated June 1, 1999.

Exhibit 10.4  Employment agreement between ANADIGICS and
              John Lyons, dated June 1, 1999.

Exhibit 27.1  Financial Data Schedule