Form 10-Q
period 1999-10-03
ANADIGICS INC
filed 1999-11-05
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999.

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

                                 ANADIGICS (R)
                              -------------------
                              YOUR GAAS IC SOURCE

          35 Technology Drive
          WARREN, NEW JERSEY                               07059
          ------------------                               -----
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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF OCTOBER 22, 1999 WAS 15,105,736.

                                      INDEX
                                 ANADIGICS, Inc.

              Part. I.        Financial Information

               Item 1.        Financial Statements (unaudited)

                              Condensed consolidated balance sheets - October 3, 1999 and December 31, 1998.

                              Condensed consolidated statements of operations and comprehensive income (loss) - Three and nine months ended October 3, 1999 and September 27, 1998.

                              Condensed consolidated statements of cash flows - Nine months ended October 3, 1999 and September 27, 1998.

                              Notes to condensed consolidated financial statements - October 3, 1999.

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

               Item 5.        Other Information

               Item 6.        Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ANADIGICS, INC.
           (Amounts in thousands, except share and per share amounts)

                                                          OCTOBER 3, 1999  DECEMBER 31, 1998
                                                          ---------------  -----------------
                                                            (UNAUDITED)         (NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents                                    $  20,868        $  23,987
     Marketable securities                                      16,486           16,923
     Accounts receivable, net                                   23,518           11,848
     Inventory                                                  10,387            8,729
     Prepaid expenses and other current assets                   4,528            2,531
     Insurance settlement receivable                             5,325             --
     Deferred taxes                                              5,486            4,345
                                                             ---------        ---------
Total current assets                                            86,598           68,363

     Marketable securities                                       6,727            1,486
     Property and equipment:
         Equipment and furniture                               109,763           71,625
         Leasehold improvements                                 27,453           15,717
         Projects in process                                     1,460           34,286
     Less accumulated depreciation and amortization             60,331           44,199
                                                             ---------        ---------
                                                                78,345           77,429

     Other assets                                                1,655              865
     Deferred taxes                                              5,955            5,955
                                                             ---------        ---------
Total assets                                                 $ 179,280        $ 154,098
                                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                        $  12,423        $   6,138
     Accrued litigation settlement costs                        11,876             --
     Accrued liabilities                                         6,202            2,306
     Accrued restructuring costs                                 1,000            1,567
     Current maturities of long-term debt                        1,000            1,000
     Current maturities of capital lease obligations               164              229
                                                             ---------        ---------
Total current liabilities                                       32,665           11,240

     Capital lease obligations, less current portion                67              183
     Other long-term liabilities                                 1,354              868
     Long-term debt, less current portion                        3,250            4,000
                                                             ---------        ---------
Total liabilities                                               37,336           16,291

Stockholders' equity
     Common stock, $0.01 par value, 68,000,000 shares
        authorized, 15,110,741 and 14,738,356 issued
        and outstanding at October 3, 1999 and
        December 31, 1998, respectively                            151              147
     Additional paid-in capital                                166,243          160,215
     Accumulated deficit                                       (24,395)         (22,598)
     Accumulated other comprehensive income (loss)                 (55)              43
                                                             ---------        ---------
Total stockholders' equity                                     141,944          137,807
                                                             ---------        ---------
Total liabilities and stockholders' equity                   $ 179,280        $ 154,098
                                                             =========        =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ANADIGICS, INC.
           (Amounts in thousands, except share and per share amounts)

                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                ------------------                    ------------------
                                          OCT. 3, 1999      SEPT. 27, 1998      OCT. 3, 1999      SEPT. 27, 1998
                                          ------------      --------------      ------------      --------------
                                                    (unaudited)                           (unaudited)
Net sales                                 $     35,460       $     22,041       $     91,042       $     63,501
Cost of sales                                   18,862             21,758             55,011             48,391
                                          ------------       ------------       ------------       ------------
Gross profit                                    16,598                283             36,031             15,110
Research and development expenses                8,293              4,334             20,260             14,084
Selling and administrative expenses              5,091              3,084             13,834              9,489
Restructuring charge                              (441)             1,357               (441)             2,457
                                          ------------       ------------       ------------       ------------
Operating income (loss)                          3,655             (8,492)             2,378            (10,920)
Interest income, net                               503                560              1,497              1,785
Provision for litigation settlement               --                 --                6,925               --
                                          ------------       ------------       ------------       ------------
Income (loss) before income taxes                4,158             (7,932)            (3,050)            (9,135)
Provision (benefit) for income taxes             1,413             (2,975)            (1,253)            (3,426)
                                          ------------       ------------       ------------       ------------
Net income (loss)                         $      2,745       $     (4,957)      $     (1,797)      $     (5,709)
                                          ============       ============       ============       ============


Basic earnings (loss) per share           $       0.18       $      (0.34)      $      (0.12)      $      (0.39)
                                          ============       ============       ============       ============

Weighted average common
   shares outstanding                       14,991,987         14,734,430         14,876,401         14,719,025
                                          ============       ============       ============       ============


Diluted earnings (loss) per share         $       0.16       $      (0.34)      $      (0.12)      $      (0.39)
                                          ============       ============       ============       ============

Weighted average common and
   dilutive securities outstanding          16,891,326         14,734,430         14,876,401         14,719,025
                                          ============       ============       ============       ============

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 ANADIGICS, INC.
                             (Amounts in thousands)

                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                    ------------------             ------------------
                                OCT. 3, 1999  SEPT. 27, 1998  OCT. 3, 1999  SEPT. 27, 1998
                                ------------  --------------  ------------  --------------
                                        (unaudited)                   (unaudited)
Net income (loss)                  $ 2,745       $(4,957)       $(1,797)       $(5,709)
Unrealized gain (loss) on
      marketable securities            (10)           57            (98)            36
                                   -------       -------        -------        -------
            Comprehensive
                income (loss)      $ 2,735       $(4,900)       $(1,895)       $(5,673)
                                   =======       =======        =======        =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ANADIGICS, INC.
                             (Amounts in thousands)

                                                                   NINE MONTHS ENDED
                                                                   -----------------
                                                              OCT. 3, 1999  SEPT. 27, 1998
                                                              ------------  --------------
                                                               (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (1,797)      $ (5,709)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Depreciation                                                      15,890          8,387
Amortization                                                         242            574
Deferred taxes                                                    (1,141)        (3,424)
Provision for litigation settlement                                6,551
Impairment of long-lived assets (non-cash)                                        1,357
Write-down of inventory                                                           6,603
Changes in operating assets and liabilities
       Accounts receivable                                       (11,670)         4,122
       Inventory                                                  (1,658)         1,099
       Prepaid expenses and other current assets                  (1,997)          (879)
       Other assets                                                 (790)            60
       Accounts payable                                            6,285         (4,998)
       Accrued liabilities and other long-term liabilities         3,815         (2,091)
       Income taxes payable                                         --           (2,439)
                                                                --------       --------
Net cash provided by (used in) operating activities               13,730          2,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                  (17,048)       (15,544)
Purchase of marketable securities                                (22,667)       (19,714)
Proceeds from sale of marketable securities                       17,863         25,055
                                                                --------       --------
Net cash used in investing activities                            (21,852)       (10,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                           5,934            474
Repayment of long-term debt                                         (750)          --
Payment of capital lease obligations                                (181)          (315)
                                                                --------       --------
Net cash provided by financing activities                          5,003            159
                                                                --------       --------

Net decrease in cash and cash equivalents                         (3,119)        (7,382)
Cash and cash equivalents at beginning of period                  23,987         25,675
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 20,868       $ 18,293
                                                                ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                   $    285       $     52
                                                                ========       ========
Taxes paid                                                      $    225       $  3,138
                                                                ========       ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - OCTOBER 3,
1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                             OCT. 3, 1999   DEC. 31, 1998
                             ------------   -------------
        Raw materials        $    1,568       $     784
        Work in process           6,966           3,662
        Finished goods            1,853           4,283
                              ---------       ---------
                              $  10,387       $   8,729
                              =========       =========

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - OCTOBER 3, 1999 (CONTINUED)

3. EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ------------------             ------------------
                                          OCT. 3, 1999   SEPT. 27, 1998   OCT. 3, 1999   SEPT. 27, 1998
                                          ------------   --------------   ------------   --------------
Weighted average common shares
 outstanding used to calculate
 basic earnings per share                  14,991,987      14,734,430      14,876,401      14,719,025

Net effect of diluted stock options -
 based upon the treasury stock
 method using an average market
 price                                      1,899,339             - *             - *             - *
                                           ----------      ----------      ----------      ----------

Weighted average common and
 dilutive securities outstanding
 used to calculate diluted earnings
 per share                                 16,891,326      14,734,430      14,876,401      14,719,025
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

4. SEGMENT INFORMATION

     REVENUES BY APPLICATION

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                          ------------------            ------------------
                                     OCT. 3, 1999  SEPT. 27, 1998  OCT. 3, 1999  SEPT. 27, 1998
                                     ------------  --------------  ------------  --------------
Cellular and PCS Applications           $15,715        $ 8,359        $38,205        $24,847
Cable and Broadcast Applications         12,726          8,552         33,231         24,910
Fiber Optic Applications                  6,997          5,049         19,483         13,238
Engineering service sales                    22             81            123            506
                                        -------        -------        -------        -------
       Total                            $35,460        $22,041        $91,042        $63,501
                                        =======        =======        =======        =======

     GEOGRAPHIC INFORMATION

         The Company primarily sells to four geographic regions; Europe, Asia, North America, and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                          ------------------            ------------------
                                     OCT. 3, 1999  SEPT. 27, 1998  OCT. 3, 1999  SEPT. 27, 1998
                                     ------------  --------------  ------------  --------------
Europe                                  $ 8,175        $ 4,774        $21,919        $16,536
Asia                                      9,676          5,775         24,332         17,631
North America (primarily U.S.A)          13,476          9,907         34,975         26,262
South America                             4,133          1,585          9,816          3,072
                                        -------        -------        -------        -------
       Total                            $35,460        $22,041        $91,042        $63,501
                                        =======        =======        =======        =======

                                 ANADIGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - OCTOBER 3, 1999 (CONTINUED)

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

     On July 8, 1999, the Company and attorneys representing the plaintiffs in the lawsuits described above entered into a memo of understanding setting forth proposed settlement terms. Accordingly, the Company expects that all of the lawsuits described above will be settled for a total payment of $11.8 million. In connection with such settlement, the Company has entered into separate written agreements with its insurance companies pursuant to which such insurance companies will pay the Company an aggregate of $5.3 million no later than ten days after final court approval of the settlement. The proposed settlement is subject to various conditions including the entering into of a definitive settlement agreement and final court approval.

6. SUBSEQUENT EVENT

     On November 1, 1999, the Company received proceeds of $116.3 million (net of related expenses) from a public offering (the "Offering") of 3,539,377 shares of common stock. The Company intends to use the net proceeds from the Offering for capital expenditures, working capital, and other general corporate purposes. The Company may use all or a portion of the net proceeds to acquire complementary businesses if the opportunity arises, however it currently has no commitments or agreements with respect to any such transactions.

                                 ANADIGICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                              ------------------           ------------------
                                         OCT. 3, 1999  SEPT. 27, 1998  OCT. 3, 1999  SEPT. 27, 1998
                                         ------------  --------------  ------------  --------------
                                                 (unaudited)                   (unaudited)
Net sales                                   100.0%         100.0%         100.0%         100.0%
Cost of sales                                53.2%          98.7%          60.4%          76.2%
                                            -----          -----          -----          -----
Gross profit                                 46.8%           1.3%          39.6%          23.8%
Research and development expenses            23.4%          19.7%          22.3%          22.2%
Selling and administrative expenses          14.4%          14.0%          15.2%          15.0%
Restructuring charge                         (1.2%)          6.1%          (0.5%)          3.8%
                                            -----          -----          -----          -----
Operating income (loss)                      10.2%         (38.5%)          2.6%         (17.2%)
Interest income, net                          1.4%           2.5%           1.6%           2.8%
Provision for litigation settlement          --             --              7.6%          --
                                            -----          -----          -----          -----
Income (loss) before income taxes            11.6%         (36.0%)         (3.4%)        (14.4%)
Provision (benefit) for income taxes          4.3%         (13.5%)         (1.4%)         (5.4%)
                                            -----          -----          -----          -----
Net income (loss)                             7.3%         (22.5%)         (2.0%)         (9.0%)
                                            =====          =====          =====          =====

THIRD QUARTER 1999 (Ended Oct. 3, 1999) COMPARED TO THIRD QUARTER 1998 (Ended Sept. 27, 1998)

         NET SALES. Net sales during the third quarter of 1999 increased 61% to $35.5 million from $22.0 million in the third quarter of 1998. Sales of integrated circuits for cellular and PCS applications increased 88% during the third quarter of 1999 to $15.7 million from $8.3 million in the third quarter of 1998 as demand for the Company's dual-band integrated circuit power amplifiers increased.

         Sales of integrated circuits for cable and broadcast applications increased 49% during the third quarter of 1999 to $12.8 million from $8.6 million in the third quarter of 1998. The $8.6 million of sales in the third quarter of 1998 included $0.6 million of sales of low noise block ("LNB") converter integrated circuits, which the Company ceased production of during the third quarter of 1998. The increase in sales of integrated circuits for cable and broadcast applications during the third quarter of 1999 was due to increased demand for the Company's integrated circuit chip set, which is used in digital set-top converters and cable modems, and the Company's integrated circuit line amplifier, which is used as a repeater in cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications increased 39% during the third quarter of 1999 to $7.0 million from $5.0 million in the third quarter of 1998. The increase was primarily due to an increase in demand for transimpedence amplifiers for Synchronous Optical Network (SONET) long-haul fiber optic telecommunications applications and for high speed gigabit ethernet data communications applications.

         The Company expects increased competition in its lower data rate (SONET OC-12 and OC-24) fiber optic transipedence amplifier applications. Increased competition could result in decreased prices for the Company's integrated circuits and/or reduced demand for its products. Sales of OC-12 and OC-24 SONET transimpedence amplifiers were approximately $2.5 million during the third quarter of 1999.

         Engineering service sales, which reflect customers' contributions to research and development, were $0.1 million during the third quarter of 1998.

         Generally, selling prices for same product sales were lower during the third quarter of 1999 compared to the third quarter of 1998.

         GROSS MARGIN. Gross margin during the third quarter of 1999 increased to 46.8% from 1.3% in the third quarter of 1998. (Gross margin during the third quarter of 1998 included a special charge for inventory reserves of $6.6 million. Substantially all of the $6.6 million of reserved inventory was scrapped prior to December 31, 1998.) Excluding the special charge for inventory reserves of $6.6 million, gross margin during the third quarter of 1998 was 31.2%). The special charge for inventory reserves (which were primarily work-in-process and finished goods) recorded during the third quarter of 1998 consisted of the following: $3.4 million of older generation, single-band power amplifier integrated circuits used in cellular applications, $2.1 million of LNB converter integrated circuits used in direct broadcast satellite applications, and $1.1 million of older generation line amplifiers used in cable television applications. In 1998, the Company was aggressively attempting to sell these integrated circuits in certain markets (primarily secondary communications markets in Asia). Based upon the Company's limited success in selling these integrated circuits and upon its reevaluation of the potential markets for these products, the Company curtailed its efforts to sell these products in the third quarter of 1998.

         The increase in gross margin during the third quarter of 1999 to 46.8% from 31.2% (excluding the special charge for inventory reserves of $6.6 million) in the third quarter of 1998 resulted from leveraging fixed costs over higher sales levels during the third quarter of 1999 and manufacturing cost structure improvements.

         RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 91% during the third quarter of 1999 to $8.3 million from $4.3 million during the third quarter of 1998. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies, particularly heterojunction bi-polar transistor ("HBT") process technology for integrated circuits used in cellular and PCS, and fiber optic applications. As a percentage of sales, research and development expense increased to 23.4% in the third quarter of 1999 from 19.7% in the third quarter of 1998.

         The Company expects research and development expense to continue to increase from the level incurred during the third quarter of 1999, as the Company increases its investment in HBT process technology.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 65% during the third quarter of 1999 to $5.1 million from $3.1 million in the third quarter of 1998. The increase in selling and administrative expenses during the third quarter of 1999 was primarily due to increases in performance-related compensation costs, recruiting and relocation expenses, and consulting fees. As a percentage of sales, selling and administrative expenses increased to 14.4% in the third quarter of 1999 from 14.0% in the third quarter of 1998.

         RESTRUCTURING CHARGE. During the third quarter of 1999, the Company reversed $0.4 million of a manufacturing restructuring charge recorded during the fourth quarter of 1998.

         The Company recorded a restructuring charge of $1.4 million during the third quarter of 1998. The restructuring charge consisted of write-downs of $0.5 million on equipment used to produce LNB converter integrated circuits, and $0.9 million for impairment of software. The Company evaluated the on-going value of certain assets. Based upon a plan to dispose of these assets, which had no sales value, we recorded an impairment loss of $1.4 million. These assets were disposed during 1999.

         INTEREST INCOME, NET. Interest income, net decreased 10% to $0.5 million during the third quarter of 1999 from $0.6 million during the third quarter of 1998.

         PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes during the third quarter of 1999 was recorded at 34% of the income before income taxes, which was based upon an estimated annual effective tax rate of 17.0% of the income before income taxes.

NINE MONTHS 1999 (Ended Oct. 3, 1999) COMPARED TO NINE MONTHS 1998 (Ended Sept. 27, 1998)

         NET SALES. Net sales during the nine month period ended October 3, 1999 increased 43% to $91.0 million from $63.5 million in the nine month period ended September 27, 1998. Sales of integrated circuits for cellular and PCS applications increased 54% during the nine month period ended October 3, 1999 to $38.2 million from $24.9 million in the nine month period ended September 27, 1998 as demand for the Company's dual-band power amplifiers increased.

         Sales of integrated circuits for cable and broadcast applications increased 33% during the nine month period ended October 3, 1999 to $33.2 million from $24.9 million in the nine month period ended September 27, 1998. Included in the sales of integrated circuits for cable and broadcast applications are sales of LNB converter integrated circuits (which the Company ceased production of during the third quarter of 1998) of $0.7 million and $3.4 million during the nine month period ended October 3, 1999 and June 28, 1998, respectively. The increase in sales of integrated circuits for cable and broadcast applications during the nine month period ended October 3, 1999 was due to increased demand for the Company's integrated circuit chip set, which are used in digital set-top converters and cable modems, and the Company's integrated circuit line amplifier which are used as a repeater in hybrid cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunication and data communication applications increased 47% during the nine month period ended October 3, 1999 to $19.5 million from $13.2 million in the nine month period ended September 27, 1998 as demand for transimpedence amplifiers for Synchronous Optical Network (SONET) long-haul fiber optic telecommunications applications and for high speed gigabit ethernet data communications applications increased.

         Engineering service sales, which reflect customers' contributions to research and development, decreased $0.4 million during the nine month period ended October 3, 1999 to $0.1 million from $0.5 million in the nine month period ended September 27, 1998.

         Generally, selling prices for same product sales were lower during the nine month period ended October 3, 1999 compared to the nine month period ended September 27, 1998.

         GROSS MARGIN. Gross margin during the nine month period ended October 3, 1999 increased to 39.6% from 23.8% in the nine month period ended September 27, 1998. Excluding accelerated depreciation expense of $5.3 million, gross margin was 45.4% during the first nine months of 1999. The accelerated depreciation expense was due to a reduction in the useful lives of the fabrication facility equipment and leasehold improvements with original lives ranging from five to twenty years that were reduced to a life of nine months beginning October 1, 1998. The reduction in estimated useful life followed our October 1998 decision to close our four-inch wafer fabrication facility. Excluding a special charge for inventory reserves of $6.6 million, gross margin was 34.2% during the first nine months of 1999.

         The increase in gross margin during the nine month period ended October 3, 1999 to 45.4% (excluding the accelerated depreciation) from 34.2% (excluding the special charge inventory reserves) in the nine month period ended September 27, 1998 resulted from leveraging fixed costs over higher sales levels during the nine month period ended October 3, 1999 and manufacturing cost structure improvements.

         RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 44% during the nine month period ended October 3, 1999 to $20.3 million from $14.1 million in the nine month period ended September 27, 1998. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies. As a percent of sales, company funded research and development increased to 22.3% during the nine month period ended October 3, 1999 from 22.2% in the nine month period ended September 27, 1998.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 46% during the nine month period ended October 3, 1999 to $13.9 million from $9.5 million in the nine month period ended September 27, 1998. The increase was due in part to increases in performance-related compensation costs, recruiting and relocation costs, consulting fees, and in costs related to the Company's marketing activities. As a percentage of sales, selling and administrative expenses increased to 15.2% during the nine month period ended October 3, 1999 from 14.9% in the nine month period ended September 27, 1998.

         RESTRUCTURING CHARGE. The Company recorded a restructuring charge of $2.5 million during the nine month period ended September 27, 1998. The restructuring charge consisted of $1.1 million for a work force reduction of 100 employees, and write-downs of $0.5 million on equipment used to produce LNB converter integrated circuits, and $0.9 million for impairment of software.

         The work force reduction charge primarily consisted of severance pay, extended medical coverage, and outplacement service costs.

         INTEREST INCOME, NET. Interest income, net decreased 16% during the nine month period ended October 3, 1999 to $1.5 million from $1.8 million in the nine month period ended September 27, 1998.

         PROVISION FOR LITIGATION SETTLEMENT. The Company recorded a provision for litigation settlement of $6.9 million during the second quarter of 1999, as it entered into a memo of understanding setting forth proposed settlement terms. The $6.9 million provision consists of a settlement payment of $11.8, of which $5.3 million is offset by insurance proceeds as the Company has entered into separate written agreements with its insurance companies, and $0.4 million of additional legal, settlement, notification and court related fees, of which $0.4 million was paid as of October 3, 1999. (See Part II - Item 1. Legal Proceedings for additional information regarding all of the lawsuits and additional details regarding the proposed settlement terms).

         BENEFIT FOR INCOME TAXES. The benefit for income taxes during the nine month period ended October 3, 1999 was recorded at 41% of the loss before income taxes, which was based upon an estimated annual effective tax rate of 17.0% of the income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 3, the Company had $20.9 million in cash and cash equivalents and $23.2 million in marketable securities. The Company has $4.2 million outstanding under its revolving bank credit facility as of the end of the third quarter of 1999. The Company also has available $15.0 million under a term loan facility as of the end of the third quarter of 1999. The term loan facility drawdown period expires on July 1, 2001. The $4.2 million outstanding under the revolving bank credit facility and availability under the term loan facility is subject to a number of financial covenants. Substantially all of the assets of the Company are pledged as security for repayments of the outstanding bank debt plus any amounts borrowed under the term loan facility.

     In connection with the $4.2 million outstanding under the bank credit facility, the Company entered into an interest rate swap agreement, which effectively fixes the interest rate on this debt at 7.09%. The Company concluded that the swap effectively changed the variable interest rate characteristics to a fixed rate for which the present value of cash flows are approximately the same.

     Net cash provided by operating activities was $13.7 million during the nine month period ended October 3, 1999.

     Net cash used in investing activities (to purchase equipment and marketable securities) was $21.9 million during the nine month period ended October 3, 1999.

     Net cash provided by financing activities was $5.0 million during the nine month period ended October 3, 1999. Cash provided by financing activities was primarily from the issuance of the Company's common stock from stock options exercises during the period.

     The Company expects to spend approximately $41.0 million on equipment, furniture and fixtures, and leasehold improvements during the twelve month period ending September 30, 2000. At October 3, 1999, the Company has committed to purchase approximately $13.0 million of equipment, furniture and fixtures, and leasehold improvements during the fourth quarter of 1999 and the first quarter of 2000.

     The Company believes that its current cash and cash equivalent balances (which as of November 1, 1999 include $116.3 million, net of related expenses, from common stock public offering), together with cash anticipated to be generated from operations will satisfy anticipated capital needs for the next twelve months and beyond.

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

         Over the past year, the Company has invested in new computer hardware and software to improve its business operations. To date we have upgraded our critical information systems such that they are now Y2K ready. As a result of this effort, we do not believe that any year 2000 related failures will cause a significant interruption to our business.

         The Company has also completed a comprehensive review of its equipment and facilities. Based on this review, we do not believe that any year 2000 related failures of critical systems will result in a significant disruption to our business.

         The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. Of the total project cost, $1.0 million was for the purchase of new hardware and software, which was capitalized. Through October 26, 1999, the Company has expensed approximately $0.4 million, primarily for assessment of the Year 2000 issue, development of a modification plan, and remediation efforts. The remaining $0.1 million is expected to be incurred and expensed in November 1999.

         The Company has contacted its significant suppliers and other third party vendors with which it has a material relationship in order to determine whether those entities have adequate plans in place to ensure their Year 2000 readiness. The Company has also reviewed public disclosures made by its material customers in order to determine their year 2000 readiness. To date, the Company has not identified any major issues with respect to its material customers, its significant suppliers or other third party vendors.

         We believe that a "worst case" scenario would involve third parties' failures to address year 2000 issues. Such failures could result in, but not limited to, any of the following:

         (1) our utility services are interrupted resulting in our inability to continue our manufacturing operations;

         (2) our shipping services are interrupted preventing us from getting our product to and from our off-shore packaging facility and to our customers on a timely basis;

         (3) our off-shore assembly contractors' operations are interrupted resulting in our inability to obtain our packaged products on a timely basis.

         As of October 26, 1999, the Company has not developed an overall contingency plan. It does not intend on doing so unless, as a result of ongoing tests, it determines that contingency plans are warranted. Based on our assessment to date and that our year 2000 mission critical systems are complete, we believe that adequate time will be available to ensure alternatives can be assessed, developed and implemented, if necessary prior to a year 2000 issue having a negative impact on our operations. However, we cannot guarantee that such contingencies, if required, will be completed on a timely basis. While the Company believes its efforts will be adequate to address its year 2000 concerns, there can be no guarantee that we will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems or that third parties upon which we rely will not experience similar negative consequences.

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

RISKS AND UNCERTAINTIES

         Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1998 and the Registration Statement on Form S-3 (Registration No. 333-83889). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

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

     On July 8, 1999, the Company and attorneys representing the plaintiffs in the lawsuits described above entered into a memo of understanding setting forth proposed settlement terms. Accordingly, the Company expects that all of the lawsuits described above will be settled for a total payment of $11.8 million. In connection with such settlement, the Company has entered into separate written agreements with its insurance companies pursuant to which such insurance companies will pay the Company an aggregate of $5.3 million no later than ten days after final court approval of the settlement. The proposed settlement is subject to various conditions including the entering into of a definitive settlement agreement and final court approval.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibits are included herein:

                   Exhibit 27. - Financial Data Schedule

               (b) Reports on Form 8-K relating to the quarter ended October 3,
                   1999.

                   On October 25, 1999, the Company filed Form 8-K with the Securities and Exchange Commission. Included with the Form 8-K in "Item 5 - Other Events" was the Company's earnings release for the three month period ended October 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ANADIGICS, INC.


                                         By: /s/ THOMAS C. SHIELDS
                                             ---------------------------
                                             Thomas C. Shields
                                             Senior Vice President
                                             and Chief Financial Officer

Dated: November 5, 1999

                                 ANADIGICS, INC.

                                  EXHIBIT INDEX

                                                                           Page
                                                                           ----

Exhibit 27. Financial Data Schedule  ....................................   19