Form 10-K
period 1999-12-31
ANADIGICS INC
filed 2000-03-30
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000 was approximately $2.8 billion, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares outstanding of the Registrant's common stock as of March 1, 2000 was 19,235,743 (28,853,614 reflecting a three-for-two stock split by declaration on January 27, 2000 of a stock dividend of one share of common stock for each two shares of common stock outstanding payable on February 29, 2000 to holders of record on February 10, 2000).

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before April 30, 2000 is incorporated by reference in Part III hereof).

PART 1

ITEM 1. BUSINESS.

Overview

         We supply radio frequency/microwave integrated circuit solutions to the communications industry, enabling manufacturers to enhance overall system performance and reduce manufacturing cost and time to market. In the wireless market we focus on applications (or solutions) for cellular and personal communications systems handsets. In the broadband market we focus on applications for cable television systems, cable modems and fiber optic communications systems. We believe our competitive advantages are our design, development and applications expertise, our high-volume, low-cost GaAs technology manufacturing expertise and our strong working relationships with leading original equipment manufacturers in our target markets.

         We design, develop and manufacture our integrated circuits primarily using gallium arsenide or GaAs semiconductor material with MESFET and PHEMT process technologies. We are currently in the process of developing products using heterojunction bipolar transistor or HBT technology, which we believe will reduce design complexity and power usage for our next-generation power amplifiers. We recently began production in our new six-inch diameter analog GaAs wafer fabrication facility, which we believe to be the first and only six-inch diameter analog GaAs wafer fabrication facility in our industry. Using a six-inch diameter wafer allows us to produce, at a small incremental cost, more than twice the integrated circuit dice per wafer than can be produced from the industry norm four-inch wafer. With our strong fabrication capability, significant management expertise and innovative designs, we believe we can rapidly develop products in line with market requirements.

Industry Background

         Over the last decade there have been remarkable developments in electronic communications, as evidenced by the emergence of wireless communications, internet services and digital television services. Radio frequency/microwave and integrated circuit technologies have enabled increases in communications capacity and significant reductions in systems costs. The wireless and broadband communications markets are beneficiaries of current technological trends, including higher frequencies, digital modulation and higher levels of electronic integration.

         Wireless communications, led by cellular and personal communications systems or PCS telephone services, are growing rapidly and wireless services are replacing wireline telephone services in some markets. According to Morgan Stanley Dean Witter, worldwide unit sales of cellular/PCS wireless handsets were
282.2 million in 1999. Morgan Stanley Dean Witter forecasts cellular/PCS wireless handset unit sales to be 1.4 billion in 2003, which represents a 1999-2003 compound annual growth rate of approximately 50%.

         Broadband markets are also benefiting from these technological changes. Cable television systems are moving from one-way analog TV signal distribution systems to interactive digital systems offering increased and new video content, internet connection services and telephony. The increased demand for communication services, such as the internet, is also driving expansion of fiber optic telecommunications networks.

         Given these developments, original equipment manufacturers are facing the following challenges:

         o Shorter cycle times. In the wireless communications market, handset manufacturers must bring new products to market quickly in order to maintain their market position. We see new handset platforms being introduced every six months;

         o Need for low-cost products. Handset and set-top boxes are increasingly becoming consumer-driven products. The wide use of these products forces original equipment manufacturers to offer them at attractive prices. As a result, suppliers of components must be cost effective in order for original equipment manufacturers to stay competitive; and

         o Stronger supplier relationships. The digital, wireless, cable and fiber optic industries are standards driven. Companies in the communications industry must work very closely with their suppliers in order to develop new products. Companies therefore limit themselves to a small number of suppliers in order to keep their competitive advantages.

The GaAs Advantage

         Over the past fifteen years, through our research and development efforts, we have developed expertise in producing cost-effective GaAs-based integrated circuits for high-volume commercial applications which offer the performance attributes required for radio frequency/microwave applications that are not easily obtainable with silicon-based integrated circuits. GaAs transistors can operate at frequencies up to three to five times greater than those possible with silicon and therefore can handle the requirements of radio frequency/microwave applications. GaAs integrated circuits have a lower noise figure than silicon-based integrated circuits, providing increased sensitivity, less distortion and interference and better dynamic range, thereby enabling systems to handle a wide range of signal strengths. GaAs is a semi-insulating material which facilitates integration of the passive components required in radio frequency/microwave applications. Finally, GaAs integrated circuits used in transmitter applications are also more power-efficient than silicon-based circuits, allowing for longer battery life or use of smaller batteries.

Our Strategy

         Our objective is to be the leading supplier of radio frequency integrated circuits for the wireless and broadband communications markets. The cornerstone of our strategy is to capitalize on opportunities in the wireless and broadband communications markets by addressing applications which leverage our radio frequency integrated circuit design and manufacturing expertise and our established relationships with leading original equipment manufacturers in these markets. The key elements of our strategy are to:

         Be First-to-Market with Proprietary Value-Added Products

         We intend to continue to design timely, cost-effective integrated circuit solutions for our target markets. The combination of our experienced engineering staff and our "quick-turn" wafer fabrication and assembly service allows us to develop prototypes that can be ready for testing in less than one month. This design efficiency contributes to customer satisfaction and allows us to improve product designs rapidly for manufacturing efficiency. For example, we were the first manufacturer to offer an integrated circuit chip set for tuner applications in cable television set-top boxes. We were also the first manufacturer to offer a dual-band power amplifier that combines the functions of two power amplifiers for cellular handsets into a single integrated circuit.

         Capitalize on Our World Class Manufacturing Capabilities

         We will continue to focus on improving manufacturing performance and customer service, while reducing costs. We believe that we can effectively control the critical phases of our production process in order to realize high manufacturing yields, product quality and customer satisfaction. A key element of our manufacturing strategy is our new six-inch wafer fabrication facility. We believe this new facility will provide increased manufacturing capacities at a low incremental cost and will allow us to maintain short cycle times.

         Forge Strong Customer Relationships

         We have developed strong working relationships with our customers, many of whom are leading original equipment manufacturers in their markets. Because our target markets are standards-driven, customer relationships are important. We have been working with Ericsson on wireless handsets since 1994 and with General Instrument on cable set-top boxes since 1992. These relationships provide us with product development opportunities and the ability to anticipate future market needs. The rapid feedback we receive from customers during the product design phase increases the likelihood that our products will meet our customers' cost and performance requirements.

         Pursue Strategic Acquisitions and Alliances

         We intend to pursue strategic acquisitions and alliances to expand and improve upon our technologies, industry expertise, products and market share. We expect that our alliances and acquisitions will be complementary to our current businesses and will enhance our ability to work with leading original equipment manufacturers to develop next generation solutions. We have formed strategic alliances with several firms to accelerate our capabilities in our core wireless and broadband markets. For example, during 1999 we entered into an agreement with Global Communication Semiconductors, Inc. to develop HBT technology. We also entered into an agreement with TEMIC Semiconductor GmbH during 1999 to develop HBT products suitable for fabrication with silicon germanium.

Target Markets and Products

         Wireless Communications. The wireless communications market is a growing, dynamic market as a result of increasing demand for:

         o    portable voice and data communications;
         o    smaller, lighter handsets offering increased functionality;
         o    reliable access and voice quality comparable to land lines; and
         o    longer talk-time and standby time.

         Our radio frequency integrated circuit products are used in transmitters and receivers of cellular and PCS handsets where small size, multi-band operation and low power consumption are key features. In the United States, there are two primary digital cellular standards, TDMA and CDMA. GSM is the most widely deployed digital standard in the world, with a high degree of acceptance in Europe and Asia. In addition, some GSM systems have been deployed in North America. We currently provide power amplifiers primarily for the TDMA and GSM standards and plan to introduce power amplifiers for the CDMA standard in 2000. We also offer infrastructure products for the TDMA and GSM standards.

         We are actively developing single-band and multi-band HBT power amplifier modules for all major digital standards. HBT technology offers high efficiency and low power consumption, as well as a lower total solution cost for power amplifiers. This will allow our customers to build the transmitter section of the wireless handset more easily and more quickly by reducing design complexity and component counts. We intend to begin production of HBT wafers in our own manufacturing facilities in the third quarter of 2000. We are also in production and are continuing our development of a comprehensive family of standard and custom radio frequency switches targeting handset applications using GaAs MESFET, PHEMT and Silicon technologies. We believe that the market for radio frequency/microwave switches will grow rapidly with the move to multi-band, multi-mode handsets.

         Our principal customers in the wireless market are Ericsson and 3Com, Inc. (now Palm Inc.). Ericsson accounted for 33%, 34%, and 47% of our net sales during 1997, 1998, and 1999, respectively. During February 2000, ANADIGICS received multi-million unit orders for its linear RF switches from Motorola. Production shipments of these switches began in February 2000.

         The following table sets forth information regarding our principal products in the wireless communications market:


  Product                                    Application
  -------                                    -----------
Power and Driver Amplifiers:

 o   Single-band, single-mode                Used in the transmitter section of cellular
     power amplifiers                        handsets to send voice or data

 o   Multi-band, multi-mode                  Used in the transmitter section of
     power amplifiers                        cellular handsets to send voice or data
                                             over multiple frequencies and standards
                                             thereby allowing a service provider to
                                             handle more calls

 o   Multi-band, multi-mode                  Used to drive a power amplifier
     driver amplifiers

 o   Integrated high power amplifiers        Used in cellular base stations in the
                                             transmit chain

 o   Dual-band 3-Volt HBT power              Used in transmitter section of cellular
     amplifiers*                             handsets to send voice or data

 o   Modules*                                A "plug in" package, containing a power
                                             amplifier along with necessary components
                                             otherwise provided externally to the
                                             amplifier, which provides ease of use for
                                             our customer
 Radio Frequency Standard Products:

 o   Switches                                Used in cellular handsets and other
                                             wireless applications to switch between
                                             receive and transmit modes, multiple
                                             bands, and multiple antennas

 o   Receivers                               Used in cellular handsets to receive voice
                                             or data

* These products are at the sampling stage.


        Cable Television/Cable Modems. The trends that currently drive product development in the cable television and cable modem markets are:

         o        shift to digital cable television with interactive services;

         o        demand for high speed internet access; and

         o        emergence of cable telephony.

         The convergence of these trends, enabled by digital transmission, creates the need for innovative radio frequency integrated circuits for cable television and cable modem applications.

         Our cable products are used in cable modem, cable television set-top box and cable television infrastructure applications. Cable television systems, which traditionally delivered one-way analog television programming, limited to a few entertainment channels, are increasingly used to deliver a wide array of interactive video and other services, such as high speed internet access and telephony. In order to support these new applications, cable system operators must upgrade both the bandwidth (i.e., capacity) and quality of the infrastructure and terminal equipment. The new equipment must also be able to handle digital as well as analog modulated signals.

         For cable modems and cable television set-top boxes we currently offer tuner integrated circuits which can be used in double conversion tuners to receive analog and digital signals in the 50-860 megahertz frequency band. Our reverse amplifiers are used in cable modems and in cable set-top boxes which require a reverse path to provide interactivity. These tuner and reverse amplifier integrated circuits enable our customers to accelerate and simplify their designs, and reduce manufacturing complexity and costs. We also introduced an integrated multi-chip double conversion data tuner module late in 1999. This data tuner consists of an integrated upconverter with SAW filter and an integrated downconverter with dual synthesizer. We expect that this data tuner and other integrated multi-chip double conversion tuner modules will be cost-competitive with single conversion tuners and will provide improved performance for cable modem and other single-conversion tuner applications.

         We have also developed GaAs integrated circuit line amplifiers to be used in 50-860 megahertz cable television infrastructure equipment, such as line extenders, distribution amplifiers and system amplifiers. We have recently expanded our product offerings in this area by introducing line amplifier integrated circuits or ICs which operate at 24 volts and are thus more compatible with current equipment.

         Our principal customers in the cable television and cable modem markets are Electroline Equipment, General Instrument, Komatsu Murata Manufacturing Company, Ltd., Motorola, Philips, Scientific-Atlanta, Hughes Network Systems, Inc., and 3Com, Inc. In addition, we have been selected by Cisco Systems for their Global Alliance cable modem design. The Global Alliance includes customers such as Samsung and Sony. The following table sets forth information regarding our principal products in the cable television/cable modems market:


 Product                                              Application

 Cable and Broadcast Terminal Products:
     o Upconverters                                   Used in set-top box double conversion video tuner,
     o Downconverters                                 cable modems and to support cable telephony in the
                                                      video tuner


     o Synthesizers*                                  Used to provide precise frequency control in the same
                                                      applications as above


     o 256 QAM upconverters                           Used in the digital set-top box video tuner, providing
                                                      the necessary stability to handle the more complex
                                                      digital modulations

     o Reverse amplifiers                             Used in set-top boxes, cable modems and cable telephony to transmit signals from a set-top box upstream to a cable company headend for interactive applications

     o Data tuner*                                    Used in set-top boxes, cable modems and cable telephony handle high-speed data, video, and voice signals


      * These products are at the
         sampling stage.



Cable and Broadcast Infrastructure
   Products:

    o  Line amplifiers                                Used in cable television systems to distribute signals
                                                      from cable headends to subscribers


    o  Drop amplifiers                                Used in cable television systems to amplify signals at
                                                      individual subscriber homes


      Fiber Optic Market. Growth in the fiber optic market is being driven by:

      o    rapid increase in data traffic driven by internet use;

      o increasing implementation of corporate local area networks (LAN) and storage area networks (SAN), which require high speed data transfer capability; and

      o ongoing upgrade of existing telecommunication and data communication systems with fiber optic systems.

         Fiber optic telecommunication systems use low-loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Most telecommunication networks today are based on SONET (United States and Japan) or SDH (Europe) standards. These standards require high sensitivity, high bandwidth, and wide dynamic range receivers.

         The front end of most fiber optic receivers contains a photodetector and a transimpedance amplifier. Our transimpedance amplifier integrated circuits are used in both fiber optic telecommunications and data communications networks. Our GaAs integrated circuit transimpedance amplifiers are designed to meet the requirements of SONET systems covering data speeds of OC-3, OC-12, OC-24 and OC-48. We also sell products for use in the growing DWDM systems and provide GaAs PHEMT-based next generation transimpedance amplifiers specifically for DWDM and 3 volt applications. For data communications receivers we sell integrated photodiode and transimpedance amplifier products for the short wavelength (850 nanometer) and long wavelength (1300 nanometer) Gigabit Ethernet and Fibre Channel standards. We are developing higher speed (2.5 gigabits per second) receiver products for the data communications market in anticipation of increased data speeds.

         Fiber optic data communications systems use either Fibre Channel or Gigabit Ethernet standards to achieve high-speed data transfer. The Gigabit Ethernet standard is emerging as the most widely used in local area networking situations. It addresses the need for very fast transfers of large volumes of information and is effective in applications where large blocks of data must be transferred within buildings and over short distances. We believe that demand for Gigabit Ethernet and Fibre Channel solutions will grow substantially over the next few years.

         Our principal customers in the fiber optic market are Lucent, Methode, and Nortel Networks. The following table sets forth information regarding our principal products in the fiber optic market:


Product                                            Application
-------                                            -----------

Fiber Products:

    o   Transimpedance amplifiers                  Used in the transceiver of a fiber optic link to
                                                   amplify signal received


    o  Metal semiconductor metal                   Used in the transceiver of a datacom fiber optic
       transimpedance amplifiers                   link to detect and amplify shorter wavelength
       (MSM-TIA)                                   optical signals

    o  Integrated Detector Preamp(IDP)             Used in the transceiver of a datacom fiber optic link
         transimpedance amplifiers                 to detect and amplify longer wavelength optical signals
           (PIN-TIA)

Marketing, Sales, Distribution and Customer Support

         We primarily sell our products directly to our customers worldwide. We have developed close working relationships with leading companies in the broadband and wireless communications markets. During 1999, we began to expand our field sales force to provide local support to our customers. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio. We also selectively use independent manufacturers' representatives and distributors to complement our direct sales and customer support efforts.

         We believe that the technical nature of our products and markets demands an extraordinary commitment to close relationships with our customers. The sales and marketing staff, assisted by the technical staff and senior management, visit prospective and existing customers worldwide on a regular basis, and between visits both field and factory sales personnel communicate regularly with our customers. We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

         Our design and applications engineering staff is actively involved with customers during all phases of design and production by publishing and providing our customers with engineering data, up-to-date product application notes, communicating with our customers' engineers on a regular basis and assisting in resolving technical problems by working with our customers' engineers both on and off site. In most cases the design and applications engineers obtain prototypes from our customers in order to troubleshoot and identify potential improvements to the design in parallel with our customers' efforts. This strategy helps our customers speed up their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         Our policy is to provide our customers with applications engineering support at our customers' factories throughout the world, generally within 48 hours of a customer request. Our sales are typically made pursuant to customer purchase orders, and such orders may be canceled by our customers without penalty.

Manufacturing, Assembly and Testing

         We fabricate all of our integrated circuits in our six-inch diameter GaAs wafer fabrication facility in a class 100 cleanroom in Warren, New Jersey. Present production capacity is approximately 26,000 six-inch diameter analog GaAs wafers per year. We are in the process of expanding our manufacturing operations. This expansion includes additional class 100 cleanroom space and equipment installation within our existing manufacturing facility. Capacity within the expanded manufacturing operations is expected to be approximately 41,000 six-inch diameter analog GaAs wafers per year. See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes".

         Our wafer processing technologies have been developed for low cost, high yield, rapid throughput and short cycle-time manufacturing. We have developed GaAs MESFET processes that we use to produce most of our products. By using ion implant variations, we can optimize performance and yield, allowing us to produce, for example, high-linearity, low-noise, receiver integrated circuits or transmitter integrated circuits with high power and efficiency.

         We have also developed a GaAs PHEMT manufacturing process, which achieves extremely high electron mobility. Devices manufactured using our PHEMT manufacturing process have better sensitivity and bandwidth than conventional MESFET devices and hence are an enabling technology that serves high bit rate fiber optic systems. We have introduced devices for fiber optic communications applications using our recently developed PHEMT manufacturing process.

         Fabricated wafers are shipped to contractors in Asia for assembly into integrated circuit packages. Once assembled by the contractor, packaged integrated circuits are shipped back to our Warren, New Jersey facility for final testing. We believe that our flexible automated test systems are important to our ability to manufacture high quality integrated circuits at a low cost. We have devoted substantial amounts of capital over the last 18 months to increase our product test capacity, resulting in shortened product cycle times, reduced test-costs and improved test reliability. See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes," "We may face constraints on our test capacity which could result in manufacturing delays" and " We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment".

         Our manufacturing processes were certified as ISO 9001 compliant in December 1993. Since then, we have maintained compliance with this standard.

Raw Materials

         GaAs wafers, other raw materials, and equipment used in the production of our integrated circuits are available from several suppliers. See "Risk Factors--Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments".

Research and Development

         We have made significant investments in our proprietary processes, including product design, wafer fabrication and integrated circuit testing, which we believe gives us a competitive advantage. Research and development expenses were $16.8 million, $18.8 million, and $29.7 million in 1997, 1998, and 1999, respectively. To date, our research and development efforts have focused on developing low cost, high volume production of GaAs integrated circuit products for the wireless and broadband communications markets. At December 31, 1999, we had approximately 100 engineers assigned primarily to research and development.

         The ability to simulate and model circuits is a critical technology for analog integrated circuit design, especially at high frequencies. We have developed a set of simulation tools and device models, which are custom-fit to our process. Recognizing the importance of powerful electronic design automation tools, we have formed a partnership with a leading manufacturer of radio frequency/analog electronic design automation systems to develop and enhance design tools to improve our research and development efficiency. The partnership's primary objectives are to improve circuit modeling, package modeling, design tool training and design tool integration.

         We are also in the process of researching and developing other wafer processing technologies. For our GaAs HBT technology we have formed both foundry process and technology partnerships. These agreements generally require us to share our expertise and proprietary technology over a limited time period with our partner in exchange for access to their expertise and proprietary technology. In addition, we have the right to obtain foundry services on favorable terms. In certain cases we may pay licensing fees, reimburse expenses and/or commit to purchase a portion of our wafer needs from the other party. As a result of our HBT technology partnership, we successfully developed fabrication of the first InGaP HBT devices using six-inch wafers during October 1999. We plan to implement this technology in our manufacturing facility during the third quarter of 2000. We believe these actions will position us to be the first-to-market with products based on six-inch GaAs InGaP HBT technology.

         We believe there are opportunities to develop integrated circuits in silicon or silicon germanium which would supplement our GaAs integrated circuits in modules. Although GaAs provides performance advantages over silicon in high-performance radio frequency integrated circuits, silicon is a more cost-effective solution for the lower performance part of a system. Silicon radio frequency chips are used by our customers in conjunction with our GaAs chips to perform less complex radio frequency functions. As we seek to increase our integrated circuit content in product applications, we are expanding our product offerings to also include radio frequency integrated circuits manufactured with silicon products. Further, we believe some of these silicon integrated circuits may have significant market potential as stand-alone devices. The recently established RF Communication Products Group at ANADIGICS will be exploring the use of these technologies in the wireless application. We currently do not intend to manufacture in-house with either of these technologies as we believe there will be adequate external foundry capacity available.

Customers

         We receive most of our revenues from a few significant customers. Sales to Ericsson, General Instrument and Qualcomm Personal Electronics accounted for 33%, 13% and 16%, respectively, of 1997 net sales. Ericsson and General Instrument accounted for 34% and 17%, respectively, of 1998 net sales, and 47% and 18%, respectively, of net sales during 1999. No other customer accounted for greater than 10% of net sales during these periods. Substantially all of our sales of wireless applications during 1999 were to Ericsson. During February 2000, ANADIGICS received multi-million unit orders for its linear RF switches from Motorola. Production shipments of these switches also began in February 2000.


Employees

         At December 31, 1999, we had 543 employees, none of whom was a member of a labor union. We believe our labor relations to be good and have never experienced a work stoppage.

Competition

         Competition in all of the markets for our current products is intense and we compete on the basis of performance, price and delivery. Competitors in the wireless market are suppliers of discrete devices and integrated circuits. Our competitors include Alpha Industries, Conexant Systems, Hitachi, RF Micro Devices, and Triquint Semiconductor.

         In the cable and broadcast television markets, our integrated circuits compete primarily with manufacturers of discrete components and integrated circuits. Our competitors include Analog Devices, Inc., Maxim Integrated Products, Inc., Motorola, NEC Corp., Royal Philips Electronics N.V.

         In the fiber optic market, we compete with other GaAs and silicon integrated circuit manufacturers. Principal competitors in this market are Maxim Integrated Products, Inc., Conexant Systems (formerly Microcosm Communications), Royal Philips Electronics, and Vitesse Semiconductor as well as some of our customers who design and fabricate their own in-house solutions. In particular, we expect to face increased competition in our fiber optic products used in low-data-rate SONET fiber optic transmissions. See "Risk Factors--We face intense competition which could result in reductions in our products' prices and sales".

         Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. Increased competition could adversely affect our revenue and profitability by causing us to reduce prices or by reducing demand for our products.


Patents, Licenses and Proprietary Rights

         It is our practice to seek U.S. and foreign patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. We own nineteen U.S. patents and have three pending U.S. patent applications and one pending foreign patent application filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1988 and 1999 and will expire between 2006 and 2018.

         We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We also have entered into non-disclosure agreements to protect our confidential information delivered to third parties, in conjunction with possible corporate collaborations and for other purposes.

Environmental Matters

         Our operations are subject to many federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. These laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct, and in the past have conducted, our activities and operations in substantial compliance with applicable environmental laws, and that costs arising from existing environmental laws will not have a material adverse effect on our results of operations. We cannot assure you, however, that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws.

                                  RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING AN INVESTMENT IN ANADIGICS, INC. CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED) THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS WE "BELIEVE", "ANTICIPATE", "EXPECT" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE OUR FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH STATEMENTS INCLUDE THOSE FACTORS DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

                                 Business Risks

We depend on a small number of customers; a loss of or a decrease in purchases by one of these customers would materially and adversely affect our revenues.

         We receive most of our revenues from a few significant customers. Sales to Ericsson, General Instrument and Qualcomm Personal Electronics accounted for 33%, 13% and 16%, respectively, of 1997 net sales. Ericsson and General Instrument accounted for 34% and 17%, respectively, of 1998 net sales, and 47% and 18%, respectively, of net sales during 1999. No other customer accounted for greater than 10% of net sales during these periods. Substantially all of our sales of wireless applications during 1999 were to Ericsson. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose Ericsson, General Instrument or another major customer, or if sales to Ericsson, General Instrument or another major customer were to decrease materially, our results of operations would be materially and adversely affected. See "Business--Target Markets and Products".

Our business could be adversely affected by our failure to process wafers using our GaAs InGaP HBT technology.

         We have developed GaAs InGaP HBT process capability to manufacture power amplifiers and certain other integrated circuits. Some of our competitors already offer products using HBT technology. We hope to begin production of GaAs InGaP HBT products in our own manufacturing facility during the third quarter of 2000. We cannot assure you that our efforts will result in commercially successful GaAs HBT products in a timely or cost effective manner, if at all. Our in-house product design efforts may be delayed or may fail to deliver viable GaAs InGaP HBT products. Our results of operations could be materially and adversely affected by our failure to process wafers using this technology. Even if we are successful, our customers may purchase their GaAs InGaP HBT requirements from our competitors.


Decreases in our customers' sales volumes could result in decreases in our sales volumes.

         A substantial portion of our sales are derived from sales to original equipment manufacturers. Where our products are designed into an original equipment manufacturer's product, our sales volumes depend upon the commercial success of the original equipment manufacturer's product. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demands for our customers' products.

We will need to keep pace with rapid product and process development and technological changes to be competitive.

         Rapid changes in both product and process technologies characterize the markets for our products. Because these technologies are continually improving, we believe that our future success will depend, in part, upon our ability to continue to improve our product and process technologies and develop new products and process technologies. If a competing technology emerges that is superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economic alternative technology, our results of operations would be materially and adversely affected. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure you that funds for these investments will be available or that these enhancements and technologies will be successful. See "Business--Competition" and "Research and Development".

Our products have experienced rapidly declining unit prices.

         In each of the markets where we compete, prices of established products tend to decline significantly over time. Accordingly, in order to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our results of operations would be materially and adversely affected.

The variability of our manufacturing yields may affect our gross margins.

         Our manufacturing yields vary significantly among products, depending on the complexity of a particular GaAs integrated circuit's design and our experience in manufacturing that type of GaAs integrated circuit. Although our process technology uses standard silicon semiconductor manufacturing equipment, aggregate production quantities of GaAs integrated circuits manufactured by us and the GaAs integrated circuit industry in general have been relatively low compared with silicon integrated circuit production volumes. We have in the past experienced difficulties in achieving planned yields, which have adversely affected our gross margins.

         Regardless of the process technology used, the fabrication of integrated circuits is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be nonfunctional, thereby reducing yields. These difficulties can include:

         o defects in masks, which are used to transfer circuit patterns onto our wafers;

         o   impurities in the materials used;

         o   contamination of the manufacturing environment; and

         o   equipment failure.

         Because a large portion of our costs of manufacturing are relatively fixed and average selling prices for our products tend to decline over time, it is critical for us to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. We cannot assure you that we will be able to continue to improve yields in the future or that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations could be materially and adversely affected. See "Business--Manufacturing, Assembly and Testing".

We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes.

         We believe that our six-inch wafer fabrication facility should be able to satisfy our production needs for 2000. However, if production volumes were to increase significantly from expected levels, we might be required to hire, train and manage additional production personnel in order to successfully increase production capacity at this facility. We cannot assure you that we would be able to implement these changes successfully. A delay for any reason in capacity increase would limit our ability to increase sales volumes. In addition, if we fail to increase production and do not have sufficient capacity to satisfy the demand for our products, our relationships with customers could be harmed.

We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment.

         We do not assemble our integrated circuits or our multi-chip modules. Instead, we provide the GaAs integrated circuit dice and, in some cases, packaging and other components to assembly vendors located primarily in Asia. We maintain one qualified service supplier for each assembly process. If we are unable to obtain sufficient high quality and timely assembly service, or if we lose any of our current assembly vendors, we would experience delays or reductions in product shipment, and/or reduced product yields that could materially and adversely affect our results of operations.

We may face constraints on our test capacity which could result in manufacturing delays.

         We use automated test equipment that, at times, is short in supply. As a result, we need to order the test equipment from the manufacturer far in advance of our anticipated need. We cannot assure you that we can obtain the appropriate equipment in a timely or cost effective manner. Our inability to obtain appropriate test equipment in a timely manner could result in manufacturing delays which would have a material and adverse effect on our results of operations.

The short life cycles of some of our products may leave us with obsolete or excess inventories.

         The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. We estimate that current life cycles for cellular and PCS telephone handsets, and in turn our cellular and PCS products, are approximately 12 to 24 months. Products with short life cycles require us to manage closely production and inventory levels. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us. In 1998, we recorded a special charge for obsolete inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--1998 Compared to 1997 Gross Margin".

Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments.

         We do not manufacture any of the starting wafers or packaging components used in the production of our GaAs integrated circuits. Starting wafers and packaging components are available from a limited number of sources. If we are unable to obtain these wafers or components in the required quantities and quality we could experience delays or reductions in product shipments, which would materially and adversely affect our results of operations. Although we have not experienced any significant difficulty to date in obtaining wafers or components, we cannot assure you that shortages will not arise in the future.

         We depend on a limited number of vendors to supply equipment used in our manufacturing processes. When demand for semiconductor manufacturing equipment is high, lead times for delivery of such equipment can be substantial. We cannot assure you that we would not lose potential sales if required manufacturing equipment is unavailable and, as a result, we are unable to maintain or increase our production levels. See "We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes".

Our international sales and operations involve foreign exchange risks.

         Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for approximately 57%, 58% and 61% of total net sales for 1997, 1998, and 1999, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of our total net sales. In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of GaAs integrated circuits, and assemble nearly all of our products.

         Due to our reliance on international sales and on foreign suppliers and assemblers, we are subject to risks of conducting business outside of the United States, including primarily those arising from currency fluctuations, which could affect the price of our products and/or the cost of producing them.

Our organizational documents and Delaware law may make it harder for us to be acquired without the consent and cooperation of our board of directors and management.

         Several provisions of our certificate of incorporation and our by-laws may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock. These provisions include:

          o preferred stock--our board of directors can issue preferred stock senior to our common stock at any time. This may make it more difficult and more expensive to acquire us;

          o staggered board--only a minority of the total number of board members can be elected each year. This may make it more difficult for a potential purchaser to elect enough directors to assure control of ANADIGICS; and

          o shareholder rights agreement--our shareholder rights agreement may make it more difficult and more expensive to acquire us, unless the shareholder rights are first redeemed by our board.

         In addition, we are subject to Section 203 of the Delaware General Corporation Law which restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.

                                 Industry Risks

We face intense competition which could result in a decrease of our products' prices and sales.

         The semiconductor industry is intensely competitive and is characterized by rapid technological change. We compete with manufacturers of discrete GaAs and silicon semiconductors and with manufacturers of GaAs and silicon integrated circuits. We expect increased competition from:

         o other GaAs integrated circuit manufacturers who may replace us as a single source supplier to an original equipment manufacturer or otherwise dilute our sales to an original equipment manufacturer;

         o     silicon analog integrated circuit manufacturers; and

         o companies which may penetrate the radio frequency/microwave integrated circuit communications market with other technologies, such as those based on silicon germanium.

         In addition, some of our customers compete with us and we have lost business in the past to this type of competition. We expect that sales of low data rate fiber optic products used in SONET fiber optic transmissions could decline significantly over the next few quarters, as current customers begin to obtain these products from in-house supply sources.

         Increased competition could result in:

          o    decreased prices of GaAs integrated circuits;

          o    reduced demand for our products; and

          o a reduction in our ability to recover development-engineering costs.

         Any of these developments could materially and adversely affect our results of operations.

         Most of our current and potential competitors, which include Alpha Industries, Inc., Applied Micro Circuits (AMCC), Conexant Systems, Inc., Hitachi Ltd., Maxim Integrated Products, Inc, Motorola, NEC Corp, RF Micro Devices, Inc., Royal Philips Electronics, N.V., Temic Semiconductors, TriQuint Semiconductor, Inc. and Vitesse Semiconductor Corporation, have significantly greater financial, technical, manufacturing and marketing resources than we do. We cannot assure you that we will be able to compete successfully with our existing or new competitors. See "Business--Competition".

Our operating results can vary significantly.

         The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at times, involving diminished product demand, accelerated erosion of average selling prices and production over-capacity. Although the semiconductor industry in general, and the portion of the industry serving the communications industry in particular, are currently experiencing a period of increased demand, we cannot assure you that these conditions will continue. We may experience substantial period to period fluctuations in future operating results. You should not rely on our operating results for any previous year(s) as an indicator of our results may be for any future year(s).

We may not be successful in avoiding claims that we infringe on the intellectual property rights of others or in protecting our own intellectual property rights.

         Our success depends in part on our ability to obtain patents and copyrights, maintain trade secret protection and operate without infringing on the proprietary rights of third parties.

         As is typical in the semiconductor industry, we have been notified, and may be notified in the future, that we are infringing on certain patent and /or other intellectual property rights of others. If it is determined that we have infringed on others' intellectual property rights, we cannot assure you that we would be able to obtain any required licenses on commercially reasonable terms.

         In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities which we seek to protect, in part, by confidentiality agreements with our collaborators and employees. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others. See "Business--Patents, Licenses and Proprietary Rights" and "Legal Matters".


ITEM 2. PROPERTIES.

         Anadigics, Inc. was incorporated in Delaware on April 24, 1984. Our executive offices are located at 35 Technology Drive, Warren, New Jersey 07059. We currently occupy space in three buildings, all of which are located in the same industrial park. Approximately 89,000 square feet of office and manufacturing space is occupied in a building located at 35 Technology Drive under two separate leases both of which expire on May 1, 2005. The lease representing approximately 72,000 square feet may be extended for an additional ten year period and two additional five year periods and the lease representing approximately 17,000 square feet may be extended for an additional five year period. Approximately 7,500 square feet of office space is occupied in a building located at 30 Technology Drive under a five-year rental agreement. Approximately 167,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty year lease expiring on December 31, 2016.

         We also occupy 5,448, 5,500 and 310 square feet of office space located in Dallas, Texas, Newbury Park, California, and Thames Valley, UK, respectively, under lease agreements ranging from three months to five years that can be extended, at the option of ANADIGICS, Inc.

         ANADIGICS, Inc.'s telephone number is (908) 668-5000. Our Website address is http://www.anadigics.com.


ITEM 3. LEGAL PROCEEDINGS.

         Shareholder Litigation

         The previously-disclosed consolidated securities class action, captioned In re ANADIGICS, Inc. Securities Litigation, No. 98-CV-917 (MLC) (D.N.J.), and shareholder's derivative lawsuit, captioned Deegan v. Rosenzweig, No. 98-CV-3640 (MLC) (D.N.J.), were settled jointly in mid-January 2000 pursuant to a final Order of the United States District Court for the District of New Jersey dated December 7, 1999. The total settlement payment (including the costs of administering the settlement) was $11.8 million, of which approximately $5.3 million was paid on behalf of ANADIGICS, Inc. by the Company's insurers.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         ANADIGICS' Common Stock has been quoted on the NASDAQ National Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following the initial public offering of the Common Stock. The following table sets forth for the periods indicated the high and low sale prices for ANADIGICS, Inc.'s Common Stock.
                                                  HIGH         LOW
                                                ---------  ---------

1999
Fourth Quarter..............................  $   36.92   $   18.42
Third Quarter...............................      26.58       17.33
Second Quarter..............................      24.79       10.67
First Quarter...............................      12.42        7.46


1998
Fourth Quarter..............................  $    9.46   $    3.42
Third Quarter...............................      14.00        5.21
Second Quarter..............................      11.21        7.33
First Quarter...............................      22.54        8.79


         As of March 1, 2000, there were 28,853,614 shares of Common Stock outstanding and 400 holders of record of the Common Stock.

         We have never paid cash dividends on our capital stock. Our bank credit agreement prohibits the payment of cash dividends without the consent of the lender thereunder. See Note 10 to the Consolidated Financial Statements. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                        1995        1996       1997        1998        1999
                                     ---------  ----------  ---------   ---------   ----------

                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................  $  51,460  $   68,864  $ 102,536   $  86,075   $ 131,159
Cost of sales......................     24,995      38,887     56,093      66,228      75,820
                                     ---------  ----------  ---------  ----------   ---------
Gross profit.......................     26,465      29,977     46,443      19,847      55,339
Research and development expenses..     11,733      12,036     16,765      18,824      29,658
Selling and administrative
  expenses.........................      6,640       8,206     12,139      12,926      19,092
Restructuring charges..............                                         7,126        (441)
                                     ---------  ----------  ---------  ----------   ---------
Operating income (loss)............      8,092       9,735     17,539     (19,029)      7,030
Interest expense...................        573         371        155          79         369
Interest income....................      1,301       1,739      3,384       2,375       3,662
Provision for litigation
  settlement.......................                                                     6,925
                                     ---------  ----------  ---------  ----------   ---------
Income (loss) before income taxes..      8,820      11,103     20,768     (16,733)      3,398
Provision (benefit) for
  income taxes ....................      1,527        (888)     5,439      (7,175)        810
                                     ---------  ----------  ---------  ----------   ---------
Net income (loss)..................  $   7,293  $   11,991  $  15,329   $  (9,558)  $   2,588
                                     =========  ==========  =========   =========   =========

Basic earnings (loss) per share....  $    0.45  $     0.65  $    0.72   $   (0.43)  $    0.11
                                     =========  ==========  =========   =========   =========

Weighted average common shares
  outstanding...................... 16,286,175  18,532,967 21,419,936  22,085,912  23,602,799

Diluted earnings (loss) per
   share...........................  $    0.43  $     0.62  $    0.68   $   (0.43)  $    0.10
                                     =========  ==========  =========   =========   =========
Weighted average common and
  dilutive securities
  outstanding ..................... 17,062,118  19,361,777 22,595,819  22,085,912  25,203,882


                                                               AT DECEMBER 31,
                                              -----------------------------------------------
                                                1995      1996      1997      1998     1999
                                              --------  --------  --------  -------- --------

                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...................... $ 35,953    $ 37,825   $ 65,061    $ 57,123    $176,322
Total assets.........................   66,250      86,996    168,084     154,098     317,610
Current maturities of capital
  lease obligations..................    1,718       1,292        425         229         151
Capital lease obligations, less
  current portion....................    1,919         627        389         183          32
Current maturities of long-term debt.                                       1,000       1,000
Long-term debt, less current portion.                                       4,000       3,000
Total stockholders' equity...........   53,823      70,557    146,463     137,807     276,649


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We were organized in 1984 and initially focused on the development and manufacture of GaAs integrated circuits for low-volume defense and aerospace applications. In 1988 we began shifting our strategy to focus on radio frequency/microwave communications systems for high-volume applications, and began production for these applications in 1989. In 1992 we introduced integrated circuits for cable television. In late 1994 we entered the wireless communications market with the introduction of cellular telephone integrated circuits. In 1998 we expanded our fiber optic product offerings with the introduction of transimpedance amplifiers for the gigabit ethernet market.

         In the next few years, we believe there are opportunities to develop integrated circuits in silicon or silicon germanium technology that improves the performance of silicon by improving silicon's electron mobility which would enhance our GaAs integrated circuits in modules. The recently established RF Standard Products Group at ANADIGICS will be exploring the use of these technologies in wireless applications.

         We strive to achieve market advantage through the application of our radio frequency/microwave design and application knowledge. With our design expertise we have led the industry with the introduction of innovative products. Recent examples include dual-band power amplifiers for use in wireless handsets, cable television 256 QAM upconverters and cable television reverse amplifiers, all of which offer greater levels of product performance and reduce original equipment manufacturers' production costs.

         We aim to achieve cost advantage through the scale and efficiency of our manufacturing operations. We recently began production in our new six-inch analog GaAs wafer fabrication facility, which we believe to be the first and only six-inch analog GaAs wafer fabrication facility in our industry. Using a six-inch wafer allows us to produce, at a small incremental cost, more than twice the integrated circuit dice per wafer than can be produced from the industry norm four-inch wafer.


RESULTS OF OPERATIONS

         The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1997         1998         1999
                                                         -----------  -----------  -----------
Net sales............................................       100.0%       100.0%       100.0%
Cost of sales........................................        54.7         76.9         57.8
                                                           ------       ------       ------
Gross profit.........................................        45.3         23.1         42.2
Research and development.............................        16.4         21.9         22.6
Selling and administrative expense...................        11.8         15.0         14.5
Restructuring charges................................                      8.3         (0.3)
                                                           ------       ------       ------
Operating income (loss)..............................        17.1        (22.1)         5.4
Interest expense.....................................         0.2          0.1         (0.3)
Interest income......................................         3.3          2.8          2.8
Provision for litigation settlement..................                                   5.3
                                                           ------       ------       ------
Income (loss) before income taxes....................        20.2        (19.4)         2.6
Provision (benefit) for income taxes.................         5.3         (8.3)         0.6
                                                           ------       ------       ------
Net income (loss)....................................        14.9%       (11.1)%        2.0%
                                                           ======       ======       ======


1999 COMPARED TO 1998

         NET SALES. Net sales during 1999 increased 52% to $131.2 million from $86.1 million in 1998. Sales of integrated circuits for cellular and PCS applications increased 80% during 1999 to $60.8 million from $33.7 million during 1998 as demand for our dual-band power amplifiers increased.

         Sales of integrated circuits for cable and broadcast applications increased 38% during 1999 to $46.9 million from $34.1 million in 1998. Included in the sales of integrated circuits for cable and broadcast applications are sales of low-noise-block converter integrated circuits (which we ceased production of during the third quarter of 1998) of $0.7 million and $4.4 million during 1999 and 1998, respectively. The increase in sales of integrated circuits for cable and broadcast applications during 1999 was due to increased demand for our integrated circuit chip set, which is used in digital set-top converters and cable modems, and our integrated circuit line amplifier, which is used as a repeater in hybrid cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunication and data communication applications increased 32% during 1999 to $23.3 million from $17.6 million in 1998, as demand for our transimpedance amplifiers for Synchronous Optical Network (SONET) long-haul fiber optic telecommunications applications and for high speed gigabit ethernet data communications applications increased. We expect increased competition from internally sourced silicon integrated circuits at certain of our customers for SONET OC-12 and OC-24 fiber optic transimpedance amplifiers. Increased competition could result in decreased prices of our integrated circuits and/or reduced demand for our products. Sales of SONET OC-12 and OC-24 fiber optic transimpedance amplifiers were approximately $9.9 million during 1999.

         Engineering service sales, which reflect customers' contributions to research and development, decreased 80% during 1999 to $0.2 million from $0.7 million in 1998.

         Generally, selling prices for same product sales were lower during 1999 compared to 1998.

         GROSS MARGIN. Gross margin during 1999 increased to 42.2% from 23.1% in 1998. Excluding accelerated depreciation expense of $5.3 million, gross margin was 46.2% during 1999. The accelerated depreciation expense was due to a reduction in the useful lives of the fabrication facility equipment and leasehold improvements with original lives ranging from five to twenty years that were reduced to a life of nine months beginning October 1, 1998. The reduction in estimated useful life followed our October 1998 decision to close our four-inch wafer fabrication facility.

         Excluding special charges for inventory reserves (which were primarily for work-in-process and finished goods) of $6.6 million (substantially all of which was scrapped prior to December 31, 1998) and accelerated depreciation expense of $2.7 million associated with our October 1998 decision to close our four-inch wafer fabrication facility, gross margin was 33.9% during 1998. The special charges for inventory reserves consisted of the following: $3.4 million of older generation, single-band power amplifier integrated circuits used in cellular applications, $2.1 million of LNB integrated circuits used in DBS applications, and $1.1 million of older generation line amplifiers used in CATV applications. ANADIGICS was aggressively attempting to sell these integrated circuits in certain markets (primarily secondary communications markets in Asia). We experienced limited success in selling these integrated circuits during 1998 and reevaluated our selling efforts and the potential markets for these products during 1998. Based upon this reevaluation, we decided that we would curtail our efforts to sell these products.

         The increase in gross margin during 1999 to 46.2% (excluding the accelerated depreciation of $5.3 million) from 33.9% (excluding the special charge for inventory reserves of $6.6 million and accelerated depreciation expense of $2.7 million) resulted from leveraging fixed costs over higher sales levels during 1999 and manufacturing cost structure improvements.

         RESEARCH AND DEVELOPMENT. ANADIGICS-funded research and development expenses increased 58% during 1999 to $29.7 million from $18.8 million in 1998. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies. As a percent of sales, ANADIGICS-funded research and development increased to 22.6% during 1999 from 21.9% in 1998.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 48% during 1999 to $19.1 million from $12.9 million in 1998. The increase was primarily attributable to increases in performance-related compensation costs, recruiting and relocation costs, consulting costs, and marketing costs. As a percentage of sales, selling and administrative expenses decreased to 14.6% during 1999 from 15.0% in 1998.

         RESTRUCTURING CHARGES. During 1999, we reversed $0.4 million of a manufacturing restructuring charge recorded during 1998.

         We recorded restructuring charges totaling $7.1 million during 1998 in connection with our plan to lower manufacturing costs and streamline our manufacturing operations. The restructuring charges consisted of writedowns of impaired assets of $4.5 million, reductions in force of $1.6 million, and wafer fabrication facility shutdown and removal costs of $1.0 million.

         Writedowns of Impaired Assets. We evaluated the on-going value of certain assets. Based upon our plan to dispose of certain assets with a carrying amount of $4.6 million and our estimate of sales value, net of related costs to sell, at $0.1 million. The estimated sales value was based on quoted market prices or on the best information available under the circumstances. In most instances, there was no market for the impaired asset and therefore the fair value was zero. As a result, we recorded an impairment loss of $4.5 million, which consisted of the following items:

    Write-down of assets associated with the conversion of the new wafer fabrication facility from 4-inch to 6-inch wafers $ 2.2 Write-down of assets associated with the closure of the
        Company's in-house assembly operations                             1.0
    Write-off of software, in connection with our
        on-going information systems improvements                          0.8
    Unused production assets previously used in the production
         of DBS LNB converter integrated circuits                          0.5
                                                                       -------
    Total write-down on impairment of long-lived assets                $   4.5
                                                                       =======

         Reductions in Force. We recorded charges of $1.1 million during the first quarter of 1998 and $0.5 million during the fourth quarter of 1998 associated with reductions in our workforce. The workforce reduction charges primarily consisted of severance pay, extended medical coverage, and outplacement service costs for approximately 165 employees primarily involved in our production operations. Approximately $1.2 million of severance pay, extended medical coverage, and outplacement service costs were paid through the second quarter of 1999 for the termination of approximately 120 employees. As noted above, the remaining liability of $0.4 million was reversed during the third quarter of 1999.

         Facility Shutdown and Removal Costs. We recorded charges of $1.0 million associated with the shutdown and removal of our four-inch wafer fabrication facility, which is expected to be completed by the end of the first half of 2000.

         INTEREST INCOME, NET. Interest income, net increased 43% during 1999 to $3.3 million from $2.3 million in 1998. The increase in interest income, net of $1.0 million was primarily due to a higher amount of investments during 1999 as we received proceeds of $116.1 million (net of related expenses) from a common stock public offering completed on November 1, 1999.

         PROVISION FOR LITIGATION SETTLEMENT. We recorded a provision for litigation settlement of $6.9 million during 1999. The $6.9 million provision consists of a settlement payment by the Company of approximately $6.5 million in connection with the settlement of the lawsuits referenced in Item 3. above, plus other related costs and legal fees. (See Part I--Item 3. Legal Proceedings).

         PROVISION FOR INCOME TAXES. We recorded a provision for income taxes during 1999 of $0.8 million, or 23.8% of income before income taxes. The provision for income taxes primarily consisted of federal and state income taxes of $1.3 million at the respective statutory rates, which were partially offset by $0.5 million of research and experimentation tax credits.

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

         Sales of integrated circuits for cellular and PCS applications decreased 44% during 1998 to $33.7 million from $59.7 million during 1997. The lower demand was due to several factors, including increased competition, a shift in demand to lower cost phones not using our parts, customer delays in ramp-up of new generation dual-band phones using our new parts, and in part, to the effect of the Asian financial crisis on the wireless communications markets.

         Sales of integrated circuits for cable and broadcast applications increased 36% during 1998 to $28.3 million from $20.8 million in 1997. The increase in sales of integrated circuits for cable and broadcast applications during 1998 was due to increases in demand for our integrated circuits used in digital set-top converters and cable modems, and our integrated circuit line amplifier used as a repeater in hybrid fiber coaxial distribution networks.

         Sales of integrated circuits for fiber optic telecommunication and data communication applications increased 53% during 1998 to $17.6 million from $11.5 million in 1997. The increase was primarily due to an increase in demand for transimpedance amplifiers for Synchronous Optical Network (SONET) fiber optic telecommunications applications and sales of a new family of integrated circuits for data communication applications.

         Sales of integrated circuits for direct broadcast satellite applications decreased 36% during 1998 to $5.7 million from $9.0 million in 1997. During the third quarter of 1998, we decided to cease production of our low noise block ("LNB") converter integrated circuits that were used in DBS applications because of reduced demand for LNB converter integrated circuits and the effects of the Asian financial crisis.

         Generally, selling prices for same product sales were lower during 1998 compared to 1997.

         GROSS MARGIN. Gross margin during 1998 declined to 23.1% from 45.3% in 1997. The reduction in gross margin was primarily due to increased inventory reserves totaling $13.8 million, including a special charge of $6.6 million (substantially all of which was scrapped prior to December 31, 1998) and accelerated depreciation charges (related to the planned closing of our existing wafer fabrication facility) of $2.7 million that were recorded during 1998.

         The remaining portion of the reserves recorded during 1998 of $7.2 million (which were primarily work-in-process and finished goods) consists of inventory reserves for excess or obsolete inventory which were recorded based upon our on-going inventory analysis during 1998.

         Lower factory utilization and higher fixed costs associated with our new test and manufacturing administration facilities placed into service during the second quarter of 1998 also contributed to the reduction in gross margin during 1998, compared to 1997.

         RESEARCH AND DEVELOPMENT. ANADIGICS-funded research and development expenses increased 12% during 1998 to $18.8 million from $16.8 million in 1997. The increase was primarily attributable to increased research and development of integrated circuits for fiber optic and cellular and PCS applications. As a percent of sales, ANADIGICS-funded research and development increased to 21.9% during 1998 from 16.4% in 1997.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 6% during 1998 to $12.9 million from $12.1 million in 1997. The increase was due in part to executive relocation costs, an increase in operating costs associated with our information systems, and other consulting costs. As a percentage of sales, selling and administrative expenses increased to 15.0% during 1998 from 11.8% in 1997.

         RESTRUCTURING CHARGES. In connection with our plan to lower manufacturing costs and streamline our manufacturing operations, we recorded restructuring charges totaling $7.1 million during 1998. The restructuring charges consisted of writedowns of impaired assets of $4.5 million, reductions in force of $1.6 million, and wafer fabrication facility shutdown and removal costs of $1.0 million.

         INTEREST INCOME, NET. Interest income, net decreased 29% during 1998 to $2.3 million from $3.2 million in 1997. The reduction in interest income, net of $0.9 million was primarily due to a lower amount of investments during 1998, caused by plant and equipment purchases that were primarily for our new wafer fabrication facility.

         BENEFIT FOR INCOME TAXES. We recorded a benefit for income taxes during 1998 of $7.2 million, or 42.9% of the loss before income taxes. The benefit for income taxes primarily related to the 1998 federal and state net operating losses, federal and state research and development credits, and state manufacturing credits, all of which we plan to carry forward.


LIQUIDITY AND SOURCES OF CAPITAL

         At December 31, 1999 we had $149.9 million of cash and cash equivalents on hand and $21.9 million in marketable securities. Included in these amounts are proceeds we received from completion of a public offering of common stock in November 1999, which raised $116.1 million, net of related expenses. We had $4.0 million of bank debt outstanding as of December 31, 1999. We entered into an interest rate swap agreement in 1998, which effectively fixes the interest rate on this portion of the credit facility at 7.09%. The swap effectively changed the variable interest rate of this bank debt to a fixed rate for which the present value of the cash flow is approximately the same. As of December 31, 1999, we also had $15.0 million available under a term loan facility. The term loan facility drawdown period expires on July 1, 2001. The outstanding bank debt and the term loan facility are subject to certain financial covenants. Substantially all of our assets are pledged as security for repayments of the outstanding bank debt and borrowings, if any, under the term loan facility.

         Operations generated $30.5 million in cash during 1999. Investing activities, consisting of purchases of equipment of $29.6 million and net purchases of marketable securities of $3.6 million, used $33.3 million of cash during 1999. Financing activities raised $128.7 million during 1999. Cash provided by financing activities primarily consisted of proceeds received from completion of a public offering of common stock in November 1999, which raised $116.1 million, net of related expenses as noted above.

         As previously planned and disclosed, we ceased our wafer fabrication operations in our four-inch wafer fabrication facility during the third quarter of 1999. Fabrication facility dismantling and restoration activities began late in the fourth quarter of 1999. We plan to continue dismantling the facility during the first quarter of 2000 and restoring these areas as office space by the end of the first half of 2000.

         In December 1999, we entered into an agreement to expand our six-inch production facility. The expansion, which is expected to cost approximately $10.0 million, will approximately double our current production capacity and is expected to be completed by June 30, 2000.

         In addition to the above, at December 31, 1999, we also committed to purchase approximately $6.0 million of equipment and furniture, and leasehold improvements during the first half of 2000.

         We believe that our sources of capital, including internally generated funds and $15.0 million available under our $20.0 million existing credit facility, will be adequate to satisfy anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         To address the Year 2000 issue, we formed a senior team of internal staff and outside consultants to ensure that the Year 2000 issue did not have an adverse effect on our core business operations. To accomplish this, we invested approximately $1.0 million in new computer hardware and software and $0.5 million in assessment development and remediation efforts in 1998 and 1999 to ensure that our information technology systems, non-information technology systems, and manufacturing equipment were Year 2000 compliant.

         We have completed our remediation and testing procedures and to date, we have not experienced any disruptions in our business due to Year 2000 compliance problems. However, it is possible that certain of our systems, or systems of our customers or vendors may fail to operate in the Year 2000. To the extent we experience Year 2000 related issues in the future, our business and results of operations may be materially adversely effected.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. We expect to adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to changes in interest rates primarily from our credit facility and our investments in certain available-for-sale securities. To date, we have managed our exposure to changes in interest rates from our credit facility by entering into interest rate swap agreements which allow us to convert our debt from variable to fixed interest rates. We plan to continue to reduce our exposure to changes in interest rates from our credit facility by using interest rate derivative instruments. Our available-for-sale securities consist of fixed income investments (U.S. Treasury and Agency securities and short-term commercial paper). We continually monitor our exposure to changes in interest rates from our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we are at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors


The Board of Directors and Stockholders
ANADIGICS, Inc.


We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 1998 and 1999, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                ERNST & YOUNG LLP

MetroPark, New Jersey
January 27, 2000

                                 ANADIGICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                              DECEMBER 31,
                                                                         --------------------
                                                                            1998       1999
                                                                         ---------  ---------
                                     ASSETS

Current assets:
  Cash and cash equivalents............................................  $  23,987  $ 149,895
  Marketable securities................................................     16,923     14,452
  Accounts receivable, net of allowance for doubtful accounts of $128
    and $485 in 1998 and 1999, respectively............................     11,848     25,151
  Inventories..........................................................      8,729     10,334
  Prepaid expenses and other current assets............................      2,531      2,708
  Insurance settlement receivable......................................          -      5,325
  Deferred taxes.......................................................      4,345      4,840
                                                                         ---------  ---------
Total current assets...................................................     68,363    212,705

Marketable securities..................................................      1,486      7,404
Plant and equipment:
  Equipment and furniture..............................................     71,625    115,195
  Leasehold improvements...............................................     15,717     27,553
  Projects in process..................................................     34,286      8,525
                                                                         ---------  ---------
                                                                           121,628    151,273
  Less accumulated depreciation and amortization.......................     44,199     66,383
                                                                         ---------  ---------
                                                                            77,429     84,890
Deferred taxes.........................................................      5,955     10,447
Other assets...........................................................        865      2,164
                                                                         ---------  ---------
                                                                         $ 154,098  $ 317,610
                                                                         =========  =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................  $   6,138  $  15,901
  Accrued litigation settlement costs..................................          -     11,761
  Accrued liabilities..................................................      2,306      6,577
  Current maturities of capital lease obligations......................        229        151
  Accrued restructuring costs..........................................      1,567        993
  Current maturities of long-term debt.................................      1,000      1,000
                                                                         ---------  ---------
Total current liabilities..............................................     11,240     36,383

Capital lease obligations, less current portion........................        183         32
Other long-term liabilities............................................        868      1,546
Long-term debt, less current portion...................................      4,000      3,000
Commitments and contingencies..........................................
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding..............................................
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding......................
  Common stock, $0.01 par value, 68,000,000 shares authorized,
    22,107,534 and 28,853,614 issued and outstanding at December 31,
    1998 and 1999, respectively........................................        221        289
  Additional paid-in capital...........................................    160,141    296,496
  Accumulated deficit..................................................    (22,598)   (20,010)
  Accumulated other comprehensive income (loss)........................         43       (126)
                                                                         ---------  ---------
Total stockholders' equity.............................................    137,807    276,649
                                                                         ---------  ---------
                                                                         $ 154,098  $ 317,610
                                                                         =========  =========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1997        1998        1999
                                                         ----------  ----------  ----------
Net sales............................................... $  102,536  $   86,075  $  131,159
Cost of sales...........................................     56,093      66,228      75,820
                                                         ----------  ----------  ----------
Gross profit............................................     46,443      19,847      55,339
Research and development expenses.......................     16,765      18,824      29,658
Selling and administrative expenses.....................     12,139      12,926      19,092
Restructuring charges...................................                  7,126        (441)
                                                         ----------  ----------  ----------
                                                             28,904      38,876      48,309
                                                         ----------  ----------  ----------
Operating income (loss).................................     17,539     (19,029)      7,030
Interest income, net....................................      3,229       2,296       3,293
Provision for litigation settlement.....................                              6,925
                                                         ----------  ----------  ----------
Income (loss) before income taxes.......................     20,768     (16,733)      3,398
Provision (benefit) for income taxes....................      5,439      (7,175)        810
                                                         ----------  ----------  ----------
Net income (loss)....................................... $   15,329  $   (9,558) $    2,588
                                                         ==========  ==========  ==========


Basic earnings (loss) per share......................... $     0.72  $    (0.43) $     0.11
                                                         ==========  ==========  ==========

Weighted average common shares outstanding.............. 21,419,936  22,085,912  23,602,799
                                                         ==========  ==========  ==========



Diluted earnings (loss) per share....................... $     0.68  $    (0.43) $     0.10
                                                         ==========  ==========  ==========
Weighted average common and dilutive securities
  outstanding........................................... 22,595,819  22,085,912  25,203,882
                                                         ==========  ==========  ==========



                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)



                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             1997        1998        1999
                                                          ---------  ----------  ---------
Net income (loss).......................................  $  15,329  $  (9,558)  $   2,588
Unrealized gain (loss) on marketable
  securities............................................         46          6        (169)
                                                          ---------  ----------  ---------
Comprehensive income (loss).............................  $  15,375  $  (9,552)  $   2,419
                                                          =========  ==========  =========


                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                     ACCUMULATED
                                            ADDITIONAL                 OTHER           TOTAL
                                 COMMON      PAID-IN    ACCUMULATED COMPREHENSIVE   STOCKHOLDERS'
                                 STOCK       CAPITAL      DEFICIT   INCOME (LOSS)     EQUITY
                              ----------   ----------  ------------  -----------    ------------
Balance, December 31, 1996..    $  189     $  98,746    $ (28,369)      $  (9)       $ 70,557
 Issuance of common stock
    in public offering, net
    of expenses.............        29        55,317                                   55,346
 Stock options exercised....         3         1,699                                    1,702
 Shares issued under
    employee stock purchase
    plan....................                     978                                      978
 Tax effect of stock
    options exercised.......                   2,505                                    2,505
 Unrealized gains on market
    able securities.........                                               46              46
 Net income.................                               15,329                      15,329
                                ------     ----------   ---------    --------       ---------
Balance, December 31, 1997..       221      $159,245      (13,040)         37         146,463
 Stock options exercised...                      402                                      402
 Shares issued under
    employee stock purchase
    plan....................                     425                                      425
 Tax effect of stock
    options exercised.......                      69                                       69
 Unrealized gains on market-
    able securities.........                                                6               6
 Net loss...................                               (9,558)                     (9,558)
                                ------     ---------    ---------     -------       ---------
Balance, December 31, 1998..       221       160,141      (22,598)         43         137,807
 Stock options exercised...         14        12,679                                   12,693
 Shares issued under
    employee stock purchase
    plan....................         1         1,110                                    1,111
 Tax effect of stock
    options exercised.......                   5,626                                    5,626
 Unrealized losses on market
    able securities.........                                             (169)           (169)
 Issuance of common stock
    in public offering, net
    of expenses.............        53       116,077                                  116,130
 Stock-based compensation...                     335                                      335
 Warrants for services
    provided................                     528                                      528
 Net income.................                                2,588                       2,588
                                ------     ---------    ---------      ------       ---------
Balance, December 31, 1999      $  289     $ 296,496    $ (20,010)     $ (126)      $ 276,649
                                ======     =========    =========      ======       =========




                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                    1997       1998       1999
                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).............................................  $  15,329  $  (9,558) $  2,588
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation................................................      7,644     14,409    21,895
  Amortization................................................        945        707       289
  Impairment of long-lived assets.............................                 4,510
  Write-down of inventory.....................................                 6,603
  Deferred taxes..............................................      1,328     (6,798)      639
  Stock-based compensation....................................                             335
  Warrants for services provided..............................                             528
  Provision for litigation settlement.........................                           6,436
Changes in operating assets and liabilities:
    Accounts receivable.......................................     (7,303)     6,151   (13,303)
    Inventory.................................................    (10,777)     4,346    (1,605)
    Prepaid expenses and other assets.........................       (679)    (1,001)   (1,476)
    Accounts payable..........................................      4,050     (5,085)    9,763
    Income taxes payable......................................      1,268     (2,439)
    Accrued and other liabilities.............................      2,515     (1,644)    4,375
                                                                ---------  ---------  --------
Net cash provided by operating activities.....................     14,320     10,201    30,464

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment..............................    (52,105)   (24,607)  (29,645)
Purchases of marketable securities............................    (43,768)   (24,145)  (26,403)
Proceeds from sales of marketable securities..................     27,149     31,369    22,787
                                                                ---------  ---------  --------
Net cash used in investing activities.........................    (68,724)   (17,383)  (33,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of obligations under capital leases..................     (1,105)      (402)     (229)
Borrowings (repayments) of long-term debt.....................                 5,000    (1,000)
Issuances of common stock, net of related expenses............     58,072        896   129,934
                                                                ---------  ---------  --------
Net cash provided by financing activities.....................     56,967      5,494   128,705
                                                                ---------  ---------  --------

Net increase (decrease) in cash and cash equivalents..........      2,563     (1,688)  125,908
Cash and cash equivalents at beginning of period..............     23,112     25,675    23,987
                                                                ---------  ---------  --------
Cash and cash equivalents at end of period....................  $  25,675  $  23,987  $149,895
                                                                =========  =========  ========

Supplemental disclosures of cash flow information:
Interest paid.................................................  $     155  $      72  $    368
                                                                =========  =========  ========

Taxes paid....................................................  $   2,843  $   3,132  $    225
                                                                =========  =========  ========
Supplemental schedule of non-cash financing activities:
Tax benefit of stock options exercised........................  $   2,505  $      69  $  5,626
                                                                =========  =========  ========

                             See accompanying notes.

                                 ANADIGICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF")/microwave integrated circuit solutions for the communications industry. The Company's products are used to send and receive signals in a variety of broadband and wireless communications applications. Its efforts in the broadband market are focused on applications for cable television systems ("CATV"), cable modems, and fiber optic communications systems. In the wireless market, the Company's efforts are focused on applications for cellular and personal communication systems ("PCS") handsets.

         The Company designs, develops and manufactures integrated circuits primarily using gallium arsenide ("GaAs") semiconductor material and either MESFET (Metal Semiconductor Field Effect Transistor) or PHEMT (Pseudomorphic High Electron Mobility Transistor) process technology. The Company manufactures its integrated circuits in its six-inch analog GaAs wafer fabrication facility. GaAs offers certain advantages in RF/microwave applications including the integration of numerous RF/microwave functions which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits enable manufacturers of communications equipment to enhance overall system performance and reduce manufacturing cost and time to market.

         The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

         The consolidated financial statements and notes thereto, for all periods presented, reflect a three-for-two stock split declared on January 27, 2000 in the form of a stock dividend of one share of common stock for every two shares of common stock outstanding. The dividend is payable on February 29, 2000 to holders of record on February 10, 2000.


    CONCENTRATION OF CREDIT RISK

         The Company grants trade credit to its customers, who are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from individual customers.

         Approximately 62% of the Company's net sales in 1997 were to three customers, Ericsson, General Instrument, and Qualcomm, who individually accounted for 33%, 16%, and 13%, respectively, of net sales. Approximately 51% of the Company's net sales in 1998 were to two customers, Ericsson and General Instrument, who individually accounted for 34% and 17%, respectively, of net sales. Approximately 65% of the Company's net sales in 1999 were to two customers, Ericsson and General Instrument, who individually accounted for 47% and 18%, respectively, of net sales. Accounts receivable from these customers accounted for 64% and 56% of total accounts receivable at December 31, 1998 and 1999, respectively. Net sales to individual customers who accounted for 10% or more of the Company's total net sales and corresponding end application information are as follows:

                                                         YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------
                              1997   Application    1998    Application     1999  Application
                             ------  -----------   ------   -----------    ------ -----------
Largest customer.........  $ 33,935   Wireless   $ 29,173    Wireless    $ 61,264  Wireless
Second largest customer..    16,792   Wireless     14,664      CATV        23,954    CATV
Third largest customer...    12,851     CATV

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

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



     REVENUE RECOGNITION

         Production revenue is recorded when products are shipped to customers. Customer-funded research and development is included in net sales when contractual obligations are completed.

     WARRANTY COSTS

         The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued Liabilities in the consolidated balance sheets.

     COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

         All direct internal and external costs incurred in connection with the application development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are amortized on a straight-line basis over three years.

    PLANT AND EQUIPMENT

         Plant and equipment are stated at cost. Depreciation of plant and equipment has been provided on the straight-line method over 3-5 years.

         The cost of equipment acquired under capital leases was $11,987 and $11,975 at December 31, 1998 and 1999, respectively, and accumulated amortization was $11,639 and $11,928 at December 31, 1998 and 1999, respectively. Equipment acquired under a capital lease is amortized over the useful life of the leased equipment or the life of the lease, whichever is shorter.

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

    MARKETABLE SECURITIES

         Available for sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income or loss. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income.

   STOCK BASED COMPENSATION

         As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

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

     EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

         The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying values of capital lease obligations and long-term debt approximate fair value since the related interest rates approximate rates currently available to the Company.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In accordance with the revised effective date pursuant to FASB Statement No. 137, the Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

2. INVENTORIES

         Inventories are stated at the lower of cost (first in-first out method) or market. Inventories consist of the following:

                                                 DECEMBER 31,
                                            --------------------
                                                 1998       1999
                                            ---------  ---------
Raw materials.............................  $     885   $  1,995
Work in process...........................      8,613      7,370
Finished goods............................      7,261      4,105
                                            ---------  ---------
                                            $  16,759   $ 13,470
Reserves                                       (8,030)    (3,136)
                                            ---------  ---------

                                            $   8,729   $ 10,334
                                            =========   ========

                                 ANADIGICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3. INVESTMENTS

         The following is a summary of available-for-sale securities:

                                            Available-for-Sale Securities
                                        -------------------------------------
                                                       Gross       Estimated
                                                     Unrealized       Fair
                                         Cost      Gains (Losses)    Value
                                        -------------------------------------

U.S Treasury and
  Agency Securities                     $  2,117      $    7         $  2,124
U.S. Corporate Securities                 16,249          36           16,285
                                        --------      ------         --------
   Total at December 31, 1998           $ 18,366      $   43         $ 18,409
                                        ========      ======         ========

U.S Treasury and
  Agency Securities                     $  4,698      $  (46)        $  4,652
U.S. Corporate Securities                 17,284         (80)          17,204
                                        --------      ------         --------
   Total at December 31, 1999           $ 21,982      $ (126)        $ 21,856
                                        ========      =======        ========


         The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                             Available-for-Sale Securities
                                             --------------------------------
                                                                   Estimated
                                                                     Fair
                                                    Cost            Value
                                             --------------------------------

Due in one year or less                           $ 14,491        $ 14,452
Due after one year through three years               7,491           7,404
                                                  --------        --------
      Total                                       $ 21,982        $ 21,856
                                                  ========        ========



4. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                       DECEMBER 31,
                                                  --------------------
                                                       1998       1999
                                                  ---------  ---------

Accrued compensation............................. $     842  $   4,724
Warranty reserve.................................       304        490
Other............................................     1,160      1,363
                                                  ---------  ---------
                                                  $   2,306  $   6,577
                                                  =========  =========

                                 ANADIGICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


5. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing, office space, and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire through 2000. Rent expense was $1,640, $3,148 and $3,441 in 1997, 1998 and 1999,
respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

                                                     CAPITAL     OPERATING
YEAR                                                  LEASES       LEASES
----                                               -----------  -----------
2000.............................................   $     156    $   3,465
2001.............................................          34        3,549
2002.............................................                    3,637
2003.............................................                    3,541
2004.............................................                    3,191
Thereafter.......................................                   23,018
                                                   -----------  ----------
Total minimum lease payments.....................         190    $  40,401
                                                   ----------   ==========

Less amount representing interest................           7
                                                   ----------
Present value of net minimum lease payments......   $     183
                                                   ==========

     In December 1999, the Company entered into certain agreements to expand its six-inch production facility. The expansion, which is expected to cost approximately $10,000, will increase the Company's current production capacity by approximately one-third and is expected to be completed by June 30, 2000.

     In addition to the above, at December 31, 1999, the Company also committed to purchase approximately $6,000 of equipment and furniture, and leasehold improvements during the first half of 2000.


6. EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                 Year ended December 31,
                                          ------------------------------------
                                             1997         1998          1999
                                          -----------  -----------  ----------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share. . . .  .      21,419,936    22,085,912   23,602,799

Net effect of dilutive stock options--
  based on treasury stock method
  using average market price . . . .       1,175,883            -*    1,601,083
                                           ---------     ---------    ---------

Weighted average common and dilutive
  securities outstanding used
  to calculate diluted earnings
  per share . . . . . . . . . . . . .     22,595,819    22,085,912   25,203,882
                                          ==========    ==========   ==========

* - The dilutive stock options are not included as their effect is anti-dilutive.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



7. SEGMENTS

         The Company operates in one segment. All of its integrated circuits are manufactured using the same manufacturing facilities located in the same geographic area, all operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                  1997       1998       1999
                                              ---------  ---------  ---------
Cellular and PCS Applications...............  $  59,676  $  33,716  $  60,843
CATV Applications...........................     20,848     28,327     42,664
Fiber Optic Applications....................     11,457     17,582     23,290
Direct Broadcast Satellite Applications.....      8,989      5,735      4,217
Engineering Service Sales...................      1,566        715        145
                                              ---------  ---------  ---------
     Total..................................  $ 102,536  $  86,075  $ 131,159
                                              =========  =========  =========


         The Company primarily sells to four geographic regions; Europe, Asia, North America (primarily U.S.A.), and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                                1997       1998       1999
                                            ---------  ---------  ----------
Europe....................................  $  32,097  $  20,459   $  30,161
Asia......................................     26,142     24,470      31,681
North America (primarily U.S.A)...........     44,297     36,416      51,605
South America.............................          -      4,730      17,712
                                            ---------  ---------   ---------
      Total...............................  $ 102,536  $  86,075   $ 131,159
                                            =========  =========   =========





8. INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                   1997      1998       1999
                                                --------  --------   -------
Current provision:            Federal........   $  3,780  $   (377)  $   171
                              State  ........        331
Deferred provision (benefit): Federal........        826    (5,316)      468
                              State..........        502    (1,482)      171
                                                --------  --------   -------
Total    ....................................   $  5,439  $ (7,175)  $   810
                                                ========  ========   =======

                                 ANADIGICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



8. INCOME TAXES (CONTINUED)


         Significant components of the Company's net deferred tax assets as of December 31, 1998 and 1999 are as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                             1998       1999
                                                          ---------  ---------
Current:
  Accruals/reserves.....................................  $   3,926  $   4,840
  Net operating loss carryforwards......................        419
                                                          ---------  ---------
                                                              4,345      4,840

Long-term:
  Net operating loss carryforwards......................      4,211      8,625
  General business and research and development credits.      1,350      2,021
  Deferred rent expense.................................        332        591
  Difference in basis of plant and equipment............         62       (790)
                                                          ---------  ---------
Net long-term deferred tax assets.......................      5,955     10,447
                                                          ---------  ---------
Net deferred tax assets.................................  $  10,300  $  15,287
                                                          =========  =========


         As of December 31, 1999, the Company had net operating loss carryforwards of approximately $26,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2018, and the state carryforwards will begin to expire in 2005. A portion of the deferred tax asset arising in 1999 relates to the exercise of non-qualified stock options by employees.

         The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:


                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                   1997             1998              1999
                                            ----------------  -----------------  ----------------
Tax at U.S. statutory rate................  $  7,268   35.0%  $ (5,857) (35.0)%  $  1,189   35.0%
Change in federal valuation allowance.....    (1,913)  (9.2)
Tax benefit of foreign sales corporation..      (472)  (2.3)
State tax expense (benefit), net of
   Federal tax effect.....................       542    2.6       (963)  (5.8)        111    3.3
Research and experimentation tax credits..                                           (500) (14.1)
Other.....................................        14    0.1       (355)  (2.1)         10   (0.2)
                                            --------  ------  --------- -------  ---------  ------
Provision (benefit) for income taxes......  $  5,439   26.2%  $ (7,175) (42.9)%  $    810   23.8%
                                            ========  ======  ========= =======  =========  ======



                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. STOCKHOLDERS' EQUITY

         The Company has a warrant outstanding, which entitles the holder to purchase 22,500 shares of common stock at an exercise price of $6.92 per share. The warrant was exercisable on December 31, 1999 and expires on November 17, 2001. During 1999, a charge of $528 relating to this warrant, which was issued to a third party in connection with services provided, was recorded and is included in Selling and administrative expenses in the consolidated statement of operations.

         The Company has additional warrants outstanding which entitle the holder to purchase 45,000 shares of common stock at exercise prices ranging from $9.00 to $32.17 per share, all of which were exercisable as of December 31, 1999. These warrants expire between September of 2001 and 2003.

         On December 17, 1998, the Company adopted a Shareholders' Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 15% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire beneficial ownership of 15% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

         During November 1999, the Company completed a secondary public offering of 5,309,066 shares of common stock, generating net proceedss to the Company of $116,130.


10. LONG-TERM DEBT, CREDIT FACILITY AND INTEREST RATE SWAP AGREEMENT

         The Company has a secured $20,000 revolving credit facility of which $5,000 was drawn down and converted to a term loan during 1998 which requires equal principal repayments of $250 due quarterly through December 31, 2003, plus interest. As of December 31, 1999, $4,000 remained outstanding on the $5,000 term loan. Interest on the credit facility is calculated at LIBOR plus 1.75%. The LIBOR rate was 6.04% at December 31, 1999.

         The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting its debt from variable to fixed rates. Maturity dates of the interest rate swap agreements will generally match those of the underlying debt or financial arrangements. In 1998, the Company entered into an interest rate swap with a maturity of five years which involved the exchange of variable rate payments for fixed rate payments without the exchange of the underlying principal amounts. In accordance with the terms of the swap agreement, the Company pays 7.09% interest and receives LIBOR plus 1.75% calculated on the notional amount. The notional amount of the interest rate swap was $4,000 at December 31, 1999. The Company concluded that the swap effectively changed the variable interest rate characteristics to a fixed rate for which the present value of the cash flows are approximately the same, and as a result, there is no adjustment to mark the swap to market. Cash flows associated with the financial instrument are classified consistent with the cash flows from the transactions being hedged.

         The remaining $15,000 under the revolving bank credit facility provides for interest at the bank's base rate minus 25 basis points or, at the Company's discretion, other market-based rates. The Company has the option to swap floating rate for fixed rate loans at the time of drawdown. The drawdown period expires on July 1, 2001. Any drawdowns may be paid over a term of up to sixty months. Amounts drawn and amounts available under this facility are subject to certain financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. Substantially all assets of ANADIGICS, Inc. are pledged as security for the repayment of amounts drawn under this credit facility. On a quarterly basis, the Company pays an annual commitment fee equal to 0.125% of the daily unused line of credit.

                                 ANADIGICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. EMPLOYEE BENEFIT PLANS

         In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 843,750 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. In 1998, 65,440 shares of common stock were purchased at a price of $6.50 per share, as determined by the ESP Plan. During 1999, 165,920 shares of common stock were purchased at a price of $6.69 per share, as determined by the ESP Plan.

         Certain executives and key employees have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 489,130, 4,162,500 and 1,800,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years.


         FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rate of 5.90%, 4.50%, and 5.84%; expected volatility of 0.50, 0.60, and 0.60;
expected option life of one year from vesting and an expected dividend yield of 0.0%.

         For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1997       1998       1999
                                              ---------  ---------   ----------
Pro forma net income (loss).................. $  11,777  $ (13,092)  $ ( 2,072)
Pro forma basic earnings (loss) per share.... $    0.55  $   (0.59)  $   (0.09)


         A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1998 and 1999 are as follows:


                                           1997                  1998                 1999
                                    -----------------    ------------------    ----------------
                                             WEIGHTED              WEIGHTED              WEIGHTED
                                    COMMON   AVERAGE     COMMON    AVERAGE     COMMON    AVERAGE
                                    STOCK    EXERCISE     STOCK    EXERCISE    STOCK     EXERCISE
                                    OPTIONS   PRICE      OPTIONS    PRICE      OPTIONS    PRICE
                                    -------  --------    -------   --------    -------   --------
Outstanding at beginning of year. 1,632,332   $ 6.51   2,337,113   $  13.18   5,193,199  $   9.59
  Granted........................ 1,066,397    21.03   3,124,884       7.25   1,847,667     29.84
  Exercised......................  (328,869)    5.19     (55,086)      6.51  (1,185,308)    10.57
  Forfeited......................   (32,747)   16.49    (213,672)     15.18    (197,939)    10.89
                                  ---------            ---------              ---------
Outstanding at end of year....... 2,337,113    13.18   5,193,239       9.59   5,657,619     15.96
                                  =========            =========              =========

Exercisable at end of year....... 1,118,945     6.87   1,732,184       11.2   2,112,843     10.78
                                  =========            =========              =========



         The weighted average fair value of options granted during 1997, 1998, and 1999 was $8.10, $7.17, and $13.20, respectively.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11. EMPLOYEE BENEFIT PLANS (CONTINUED)

         Stock options outstanding at December 31, 1999 are summarized as follows:

                     OUTSTANDING        WEIGHTED AVERAGE   WEIGHTED AVERAGE
    RANGE OF          OPTIONS AT            REMAINING          EXERCISE
EXERCISE PRICES    DECEMBER 31, 1999    CONTRACTUAL LIFE         PRICE
----------------  ------------------  ------------------   ----------------
$ 0.38 to $ 4.17        985,110                8.39          $    3.87
$ 5.33 to $ 7.65      1,190,377                7.93          $    5.48
$ 8.00 to $10.63        703,886                7.61          $   10.08
$10.90 to $20.00        952,267                7.56          $   16.03
$20.08 to $34.33      1,825,979                9.68          $   31.54
                     ----------
$ 0.38 to $34.33      5,657,619                8.47          $   15.96

         During 1999, stock-based compensation expense of $335 was recorded and is included in Selling and administrative expenses in the consolidated statement of operations. No such expenses were incurred during 1998 and 1997.

         ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. Company contributions are determined on an annual basis and are at the discretion of the Board of Directors. For the year ended December 31, 1999, the Company recorded expense of $500 relating to a plan contribution. No contributions were made in 1998 and 1997.

12. RESTRUCTURING CHARGES.

         During 1999, the Company reversed $441 of a manufacturing restructuring charge recorded during 1998.

         In 1998, the Company recorded restructuring charges totaling $7,126. The restructuring charges consisted of writedowns of impaired long-lived assets of $4,510, reductions in force of $1,616, and wafer fabrication facility shutdown and removal costs of $1,000 which are expected to be completed by the end of the first half of 2000. In connection with the impairment evaluation, the Company determined that certain other equipment related to conversion of the new wafer fabrication facility had shorter depreciable lives. Accordingly, the Company accelerated depreciation on these assets during 1998 and 1999. The effect of the accelerated depreciation was approximately ($1,517) or ($0.07) per share and ($4,052) or ($0.16) per share on the 1998 net loss and 1999 net income, respectively. These assets, which had original estimated lives of five to twenty years, were reduced to an estimated life of nine months.

         Writedowns of Impaired Assets. The Company evaluated the on-going value of certain assets. Based upon this evaluation, the Company planned to dispose of certain assets with a carrying amount of $4,635 and estimated the sales value, net of related costs to sell, at $125. The estimated sales value was based on quoted market prices or on the best information available under the circumstances. In most instances, there was no market for the impaired asset and therefore the fair value was zero. As a result, the Company recorded an impairment loss of $4,510, which consisted of the following items:

     Write-down of assets associated with the conversion of the new wafer fabrication facility from 4-inch to 6-inch wafers $ 2,149 Write-down of assets associated with the closure of the
         Company's in-house assembly operations                           1,004
     Write-off of software, in connection with our
         on-going information systems improvements                          842
     Unused production assets previously used in the production
         of DBS LNB converter integrated circuits                           515
                                                                        -------

         Total write-down on impairment of long-lived assets            $ 4,510
                                                                        =======

         The effect of suspending depreciation on these assets was approximately $220 in 1998.

                                ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. RESTRUCTURING CHARGES (CONTINUED)

         Reductions in Force. The Company recorded charges of $1,100 during the first quarter of 1998 and $516 during the fourth quarter of 1998 associated with reductions in its workforce. The workforce reduction charges primarily consisted of severance pay, extended medical coverage, and outplacement service costs for approximately 165 employees primarily involved in the Company's production operations. Approximately $1,175 of severance pay, extended medical coverage, and outplacement service costs were paid through the second quarter of 1999 for the termination of approximately 120 employees. As noted above, the remaining liability of $441 was reversed during the third quarter of 1999.

         Facility Shutdown and Removal Costs. The Company recorded charges of $1,000 associated with the shutdown and removal of its four-inch wafer fabrication facility, which is expected to be completed by the end of the first half of 2000.

13. LEGAL PROCEEDINGS

         The previously-disclosed consolidated securities class action, captioned In re ANADIGICS, Inc. Securities Litigation, No. 98-CV-917 (MLC) (D.N.J.), and shareholder's derivative lawsuit, captioned Deegan v. Rosenzweig, No. 98-CV-3640 (MLC) (D.N.J.), were settled jointly in mid-January 2000 pursuant to a final Order of the United States District Court for the District of New Jersey dated December 7, 1999. The total settlement payment (including the costs of administering the settlement) was $11,875, of which approximately $5,325 was paid on behalf of ANADIGICS, Inc. by the Company's insurers. The Company also became obligated to pay other costs and legal fees related to the settlement in the amount of approximately $375, resulting in a provision for litigation settlement of $6,925 during 1999.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                            QUARTER ENDED
                                -------------------------------------------------------------------------------------------------
                                  MARCH 29,     JUNE 28,    SEPT. 27,   DEC. 31,    APRIL 4,     JULY 4,      OCT.3,     DEC. 31,
                                    1998        1998         1998        1998        1999         1999         1999        1999
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.....................   $  18,785    $  22,675    $  22,041   $  22,574   $ 25,048    $  30,534    $  35,460   $ 40,117
Cost of sales.................      12,068       14,565       21,758      17,838     16,900       19,248       18,862     20,810
                                 ---------    ---------    ---------   ---------   --------    ---------    ---------   --------
Gross profit..................       6,717        8,110          283       4,736      8,148       11,286       16,598     19,307
Research and development......       4,642        5,108        4,334       4,739      5,581        6,387        8,293      9,397
Selling and administrative
   expense....................       3,345        3,060        3,084       3,437      3,859        4,885        5,091      5,257
Restructuring charges.........       1,100                     1,357                  4,669                                 (441)
                                 ---------    ---------    ---------   ---------   --------    ---------    ---------   --------
Operating income (loss).......      (2,370)         (58)      (8,492)     (8,109)    (1,292)          14        3,655      4,653
Interest income, net..........         656          570          560         511        517          478          503      1,795
Provision for litigation
   settlement.................                                                                     6,925
                                 ---------    ---------    ---------   ---------   --------    ---------    ---------   --------
Income (loss) before income
   taxes......................      (1,714)         512       (7,932)     (7,598)      (775)      (6,433)       4,158      6,448
Provision (benefit) for income
   taxes......................        (643)         192       (2,975)     (3,749)      (287)      (2,380)       1,413      2,064
                                 ---------    ---------    ---------   ---------   --------    ---------    ---------   --------
Net income (loss).............   $  (1,071)    $    320    $  (4,957)   $ (3,849)  $   (488)    $ (4,053)    $  2,745    $ 4,384
                                 =========     ========    =========    ========   ========     ========     ========    =======
Basic earnings (loss) per
   share......                   $   (0.05)    $   0.01    $   (0.22)   $  (0.17)  $  (0.02)    $  (0.18)    $   0.12    $  0.16
                                 =========     ========    =========    ========   ========     ========     ========    =======
Diluted earnings (loss)
   per share....                 $   (0.05)    $   0.01    $   (0.22)   $  (0.17)  $  (0.02)    $  (0.18)    $   0.11    $  0.15
                                 =========     ========    =========    ========   ========     ========     ========    =======
Market price per share of
   common stock:
  High........................   $   22.54    $   11.21    $   14.00    $   9.46   $  12.42    $   24.79    $   26.58   $  36.92
  Low.........................   $    8.79    $    7.33    $    5.21    $   3.42   $   7.46    $   10.67    $   17.33   $  18.42

         The quarterly per share amounts do not total to the annual per share amounts because of the differences in the weighted average shares in each period. The above earnings per share amounts retroactively reflect the three-for-two stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained in the 2000 Proxy Statement under the heading "Information Regarding Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained in the 2000 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained in the 2000 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained in the 2000 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

     -   Report of Independent Auditors

     -   Consolidated Balance Sheets--December 31, 1998 and 1999

     - Consolidated Statements of Operations--Years ended December 31, 1997, 1998, and 1999

     - Consolidated Statements of Comprehensive Income--Years ended December 31, 1997, 1998, and 1999

     - Consolidated Statements of Shareholders' Equity--Years ended December 31, 1997, 1998, and 1999

     - Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1998, and 1999

     -   Notes to Consolidated Financial Statements--December 31, 1999

(a) 2.   Financial Statement Schedules

         Schedule II--Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

    4.2 Form of certificate of amendment to amended and restated certificate of amendment. Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-83889), and incorporated herein by reference.

    4.3 Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

    4.4 Schedule to Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783), and incorporated herein by reference.

    4.5 Rights Agreement dated as of December 17, 1998 between the registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an Exhibit to the Company's current report on Form 8-K filed December 17, 1998, and incorporated herein by reference.

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

   10.12 Second Amendment, dated as of July 1, 1997, to the Amended and Restated Loan Agreement, dated as of January 25, 1996, between the Company and First Union National Bank, formerly known as First Fidelity Bank, National Association. Filed as an exhibit to the Company's Registration Statement (Registration No. 333-20783), and incorporated herein by reference.

   10.13 Third Amendment, dated as of December 30, 1998, to the Amended and Restated Loan Agreement, dated as of January 25, 1996, between the Company and First Union National Bank, formerly known as First Fidelity Bank, National Association. Filed as an exhibit to the Company's Registration Statement (Registration No. 333-20783), and incorporated herein by reference.

   10.14 Fourth Amendment, dated as of June 30, 1999, to the Amended and Restated Loan Agreement, dated as of January 25, 1996, between the Company and First Union National Bank, formerly known as First Fidelity Bank, National Association. Filed as an exhibit to the Company's Registration Statement (Registration No. 333-20783), and incorporated herein by reference.

   10.15 Lease Agreement between United States Land Resources, L.P. and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Registration Statement (Registration No. 333-20783), and incorporated herein by reference.

   *23.1 Consent of Ernst and Young LLP.


   *27.1 Financial Data Schedule.

        (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1999.

 *Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2000.


                                ANADIGICS, INC.

                                BY:         /s/ Dr. Bami Bastani
                                     -----------------------------------------
                                                 Dr. Bami Bastani
                                              CHIEF EXECUTIVE OFFICER
                                                   AND PRESIDENT


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                        TITLE                                               DATE
---------------------------         ---------------------------                      ---------------

/s/ Dr. Bami Bastani                President, Chief Executive Officer and              March 28, 2000
---------------------------           Director (Principal Executive Officer)
Dr. Bami Bastani



/s/ Thomas C. Shields               Senior Vice President and Chief Financial           March 28, 2000
---------------------------           Officer (Principal Financial
Thomas C Shields                      Accounting Officer)



/s/ Ronald Rosenzweig               Chairman of the Board of Directors                  March 28, 2000
---------------------------
Ronald Rosenzweig



/s/ Paul S. Bachow                  Director                                            March 28, 2000
---------------------------
Paul S. Bachow




/s/ David Fellows                   Director                                            March 28, 2000
---------------------------
David Fellows



/s/ Harry T. Rein                   Director                                            March 28, 2000
---------------------------
Harry T. Rein



/s/ Lewis Solomon                   Director                                            March 28, 2000
---------------------------
Lewis Solomon



/s/ Dennis F. Strigl                Director                                            March 28, 2000
---------------------------
Dennis F. Strigl

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                   BALANCE AT      CHARGED TO                       BALANCE AT
                                                   BEGINNING       COSTS AND                    END OF DESCRIPTION
                                                   OF PERIOD        EXPENSES     DEDUCTIONS           PERIOD
                                                  -----------      ----------    ----------     ------------------
(DOLLARS IN THOUSANDS)
Year ended December 31, 1999:
Deducted from asset account:
  Allowance for doubtful accounts............      $    128       $     497    $    (140)(1)        $      485
  Reserve for excess and obsolete inventory..         8,030             489      ( 5,383)(2)             3,136
Reserve for warranty claims..................           304             186                                490

Year ended December 31, 1998:
Deducted from asset account:
  Allowance for doubtful accounts............      $    396       $       4    $    (272)(1)        $      128
  Reserve for excess and obsolete inventory..         7,174          13,803      (12,947)(2)             8,030
Reserve for warranty claims..................           550                         (246)(4)               304

Year ended December 31, 1997:
Deducted from asset account:
  Allowance for doubtful accounts............      $    340       $      77    $     (21)(1)        $      396
  Reserve for excess and obsolete inventory..         1,681           5,776         (283)(2)             7,174
  Valuation allowance for deferred tax assets        10,831               -      (10,831)(3)                 -
Reserve for warranty claims..................           225           1,554       (1,229)(4)               550

-------------------------
(1) Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.
(3) Benefit and/or recognition of deferred tax assets.
(4) Warranty expenses incurred to the reserve for warranty claims.