Form 10-Q
period 2000-04-02
ANADIGICS INC
filed 2000-05-10
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of April 2, 2000 was 29,758,448.

                                      INDEX
                                 ANADIGICS, Inc.

Part. I.       Financial Information

Item 1.        Financial Statements (unaudited)

               Condensed consolidated balance sheets - April 2, 2000 and December 31, 1999.

               Condensed consolidated statements of operations - Three months ended April 2, 2000 and April 4, 1999.

               Condensed consolidated statements of comprehensive income (loss)
               - Three months ended April 2, 2000 and April 4, 1999.

               Condensed consolidated statements of cash flows - Three months ended April 2, 2000 and April 4, 1999.

               Notes to condensed consolidated financial statements - April 2, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk


Part II.       Other Information

Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ANADIGICS, Inc.
           (Amounts in thousands, except share and per share amounts)

                                                                           April 2, 2000           December 31, 1999
                                                                           -------------           -----------------
                                                                             (unaudited)              (Note 1)
Assets
Current assets:
     Cash and cash equivalents                                           $    132,162            $    149,895
     Marketable securities                                                     21,946                  14,452
     Accounts receivable, net                                                  27,563                  25,151
     Inventory                                                                 12,417                  10,334
     Prepaid expenses and other current assets                                  7,529                   2,708
     Insurance settlement receivable                                                -                   5,325
     Deferred taxes                                                             4,840                   4,840
                                                                          -----------            ------------
Total current assets                                                          206,457                 212,705

Marketable securities                                                          13,703                   7,404
Property and equipment:
     Equipment and furniture                                                  118,887                 115,195
     Leasehold improvements                                                    27,665                  27,553
     Projects in process                                                       10,677                   8,525
     Less accumulated depreciation and amortization                            69,641                  66,383
                                                                          -----------            ------------
                                                                               87,588                  84,890

Other assets                                                                    2,631                   2,164
Deferred taxes                                                                  7,193                  10,447
                                                                          -----------            ------------
                                                                         $    317,572            $    317,610
                                                                         ============            ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                    $     13,822            $     15,901
     Accrued litigation settlement costs                                            -                  11,761
     Accrued liabilities                                                        5,728                   6,577
     Accrued restructuring costs                                                  993                     993
     Current maturities of long-term debt                                       1,000                   1,000
     Current maturities of capital lease obligations                              220                     151
                                                                                  ---                     ---
Total current liabilities                                                      21,763                  36,383

Capital lease obligations, less current portion                                     -                      32
Other long-term liabilities                                                     1,687                   1,546
Long-term debt, less current portion                                            2,750                   3,000

Stockholders' equity
     Common stock, $0.01 par value, 68,000,000 shares
        authorized, 29,758,448 and 28,853,614 issued
        and outstanding at April 2, 2000 and
        December 31, 1999, respectively                                           298                     289
     Additional paid-in capital                                               305,662                 296,496
     Accumulated deficit                                                      (14,470)                (20,010)
     Accumulated other comprehensive income (loss)                               (118)                   (126)
                                                                          -----------            ------------
Total stockholders' equity                                                    291,372                 276,649
                                                                          -----------            ------------
                                                                         $    317,572            $    317,610
                                                                         ============            ============

            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ANADIGICS, Inc.
           (Amounts in thousands, except share and per share amounts)

                                                                          Three months ended
                                                                          ------------------
                                                          April 2, 2000                      April 4, 1999
                                                          -------------                      -------------
                                                           (unaudited)                        (unaudited)

Net sales                                                 $    43,005                        $    25,048
Cost of sales                                                  21,833                             16,900
                                                          -----------                        -----------
Gross profit                                                   21,172                              8,148
Research and development expenses                               9,789                              5,581
Selling and administrative expenses                             6,137                              3,859
                                                          -----------                        -----------
Operating income (loss)                                         5,246                             (1,292)
Interest income, net                                            2,499                                517
Gain on sale of equipment                                       1,049                                  -
                                                          -----------                        -----------
Income (loss) before income taxes                               8,794                               (775)
Provision (benefit) for income taxes                            3,254                               (287)
                                                          -----------                        -----------
Net income (loss)                                         $     5,540                        $      (488)
                                                          ===========                        ===========


Basic earnings (loss) per share (1)                       $      0.19                        $     (0.02)
                                                          ===========                        ===========

Weighted average common
   shares outstanding (1)                                  29,277,268                         22,198,005
                                                          ===========                        ===========


Diluted earnings (loss) per share (1)                     $     0.18                         $     (0.02)
                                                          ===========                        ===========

Weighted average common and
   dilutive securities outstanding (1)                     31,629,984                         22,198,005
                                                          ===========                        ===========


(1) - Historical share and per share data have been restated to reflect a 3-for-2 stock split.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 ANADIGICS, Inc.
                             (Amounts in thousands)

                                                                          Three months ended
                                                                          ------------------
                                                          April 2, 2000                      April 4, 1999
                                                          -------------                      -------------
                                                           (unaudited)                        (unaudited)

Net income (loss)                                         $     5,540                        $      (488)
Unrealized gain (loss) on marketable securities                     8                                 (6)
                                                          -----------                        -----------
Total comprehensive income (loss)                         $     5,548                        $      (494)
                                                          ===========                        ===========

            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ANADIGICS, Inc.
                             (Amounts in thousands)

                                                                                      Three months ended
                                                                                      ------------------
                                                                               April 2, 2000         April 4, 1999
                                                                               -------------         -------------
                                                                               (unaudited)             (unaudited)
Cash flows from operating activities:
Net income (loss)                                                            $     5,540            $      (488)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation                                                                   4,953                  5,765
    Amortization                                                                      46                    106
    Deferred taxes                                                                 3,254                   (168)
    Gain on sale of equipment                                                     (1,049)
    Payment of litigation settlement                                              (6,436)
Changes in operating assets and liabilities:
       Accounts receivable                                                        (2,412)                (4,706)
       Inventory                                                                  (2,083)                   107
       Prepaid expenses and other assets                                          (5,288)                  (910)
       Accounts payable                                                           (2,079)                   (94)
       Accrued liabilities and other long-term liabilities                          (708)                 1,803
                                                                             -----------            -----------
Net cash (used in) provided by operating activities                               (6,262)                 1,415

Cash flows from investing activities:
Purchase of plant and equipment                                                   (7,597)                (3,923)
Purchase of marketable securities                                                (19,431)                (7,126)
Proceeds from sale of marketable securities                                        5,646                  8,386
Proceeds from sale of equipment                                                    1,052                      -
                                                                             -----------            -----------
Net cash used in investing activities                                            (20,330)                (2,663)

Cash flows from financing activities:
Repayment of long-term debt                                                         (250)                  (250)
Payment of capital lease obligations                                                 (66)                   (71)
Issuances of common stock                                                          9,175                    190
                                                                             -----------            -----------
Net cash provided by (used in) financing activities                                8,859                   (131)
                                                                             -----------            -----------

Net decrease in cash and cash equivalents                                        (17,733)                (1,379)
Cash and cash equivalents at beginning of period                                 149,895                 23,987
                                                                             -----------            -----------
Cash and cash equivalents at end of period                                   $   132,162            $    22,608
                                                                             ===========            ===========


Supplemental disclosures of cash flow information:
Interest paid                                                                $        79            $       102
                                                                             ===========            ===========
Taxes paid                                                                   $        45            $         -
                                                                             ===========            ===========

Supplemental schedule of non-cash investing activity:
Acquisition of equipment under capital leases                                $       103
                                                                             ===========

            See notes to condensed consolidated financial statements.

                                 ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - April 2, 2000

1. Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For the quarter ended April 2, 2000, the Company deferred manufacturing variances that were planned and expected to be absorbed by the end of the year which reduced diluted earnings per share by $0.02 per share. Operating results for the three month period ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The condensed, consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                       April 2, 2000        Dec. 31, 1999
                                       -------------        -------------

         Raw materials                  $    2,030           $    1,995
         Work in process                     8,140                7,370
         Finished goods                      3,802                4,105
                                        ----------           ----------
                                            13,972               13,470
         Reserves                            1,555                3,136
                                        ----------           ----------
                                        $   12,417           $   10,334
                                        ==========           ==========


3. Stockholders' Equity

     On January 27, 2000, the Company declared a stock dividend of one share of common stock for each two shares of common stock outstanding. The dividend was payable on February 29, 2000 to holders of record on February 10, 2000. Accordingly, the 1999 condensed, consolidated financial statements and notes thereto have been retroactively restated to reflect the three-for-two stock split.

                                 ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - April 2, 2000 (Continued)

4. Earnings Per Share

The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                  Three months ended
                                                  ------------------
                                           April 2, 2000        April 4, 1999
                                           -------------        -------------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share                    29,277,268          22,198,005

Net effect of dilutive stock options -
  based upon the treasury stock method
  using an average market
  price                                        2,352,716                 - *
                                              ----------          ----------

Weighted average common and
  dilutive securities outstanding
  used to calculate diluted earnings
  per share                                   31,629,984          22,198,005
                                              ==========          ==========

* - The dilutive stock options are not included as their effect is anti-dilutive.


5. Segment Information

     Revenues by Application
         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                                 Three months ended
                                                 ------------------
                                       April 2, 2000               April 4, 1999
                                       -------------               -------------
Cellular and PCS Applications           $   23,376                  $    9,417
Cable and Broadcast Applications            15,303                       9,930
Fiber Optic Applications                     4,326                       5,600
Engineering service sales                        -                         101
                                        ----------                  ----------
        Total                           $   43,005                  $   25,048
                                        ==========                  ==========

     Geographic Information
         The Company primarily sells to four geographic regions; Europe, Asia, North America (primarily U.S.A.), and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                                 Three months ended
                                                 ------------------
                                       April 2, 2000               April 4, 1999
                                       -------------               -------------
Europe                                  $    9,755                  $    5,811
Asia                                         9,219                       7,425
North America (primarily U.S.A.)            17,026                       9,310
South America                                7,005                       2,502
                                        ----------                  ----------
        Total                           $   43,005                  $   25,048
                                        ==========                  ==========

                                 ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - April 2, 2000 (Continued)


6. Legal Proceedings

         The court-approved settlement of the previously-disclosed consolidated securities class action, captioned In re ANADIGICS, Inc. Securities Litigation, No. 98-CV-917 (MLC) (D.N.J.), and shareholder's derivative lawsuit, captioned Deegan v. Rosenzweig, No. 98-CV-3640 (MLC) (D.N.J.), became final and was funded in January 2000. The total settlement payment (including the costs of administering the settlement) was $11.9 million, of which approximately $5.3 million was paid on behalf of ANADIGICS, Inc. by the Company's insurers.

                                 ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                         Consolidated Statement of Operations-
                                                  Three months ended
                                                  ------------------
                                          April 2, 2000          April 4, 1999
                                          -------------          -------------
                                           (unaudited)            (unaudited)

Net sales                                    100.0%                100.0%
Cost of sales                                 50.8%                 67.5%
                                             -----                 -----
Gross profit                                  49.2%                 32.5%
Research and development expenses             22.8%                 22.3%
Selling and administrative expenses           14.2%                 15.4%
                                             -----                 -----
Operating income (loss)                       12.2%                 (5.2%)
Interest income, net                           5.8%                  2.1%
Gain on sale of equipment                      2.4%                    -
                                             -----                 -----
Income (loss) before income taxes             20.4%                 (3.1%)
Provision (benefit) for income taxes           7.5%                 (1.1%)
                                             -----                 -----
Net income (loss)                             12.9%                 (2.0%)
                                             =====                 =====


First Quarter 2000 (Ended April 2, 2000) Compared to First Quarter 1999 (Ended April 4, 1999)

         Net Sales. Net sales during the first quarter of 2000 increased 72% to $43.0 million from $25.0 million in the first quarter of 1999. Sales of integrated circuits for cellular and PCS applications increased 148% during the first quarter of 2000 to $23.4 million from $9.4 million in the first quarter of 1999. The increase in sales of integrated circuits for cellular and PCS applications was due to an increase in demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications increased 54% during the first quarter of 2000 to $15.3 million from $9.9 million in the first quarter of 1999. The increase in sales of integrated circuits for cable and broadcast applications during the first quarter of 2000 was due to increased demand for integrated circuit line amplifiers, which are used in cable television systems to distribute signals from cable headends to subscribers, and video tuner chip sets and reverse amplifier integrated circuits, which are used in cable television set-top boxes and cable modems to receive and transmit signals.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications decreased 23% during the first quarter of 2000 to $4.3 million from $5.6 million in the first quarter of 1999. The reduction in sales of integrated circuits for fiber optic applications was primarily due to a reduction in demand and average selling prices for its transimpedence amplifiers used in Synchronous Optical Network (SONET) medium range and long-haul fiber optic telecommunications applications.

         The Company expects increased competition in its fiber optic transimpedence amplifier applications. Increased competition could result in decreased prices for the Company's integrated circuits and/or reduced demand for its products.

         Engineering service sales, which reflect customers' contributions to research and development, were $0.1 million during the first quarter of 1999.

         Generally, selling prices for same product sales were lower during the first quarter of 2000 compared to the first quarter of 1999.

         Gross Margin. Gross margin during the first quarter of 2000 increased to 49.2% from 32.5% in the first quarter of 1999. Gross margin during the first quarter of 1999 included $2.7 million of accelerated depreciation expense associated with the closing of the Company's four-inch wafer fabrication facility. The accelerated depreciation expense was due to a reduction in the useful lives of the fabrication facility equipment and leasehold improvements with original lives ranging from five to twenty years that were reduced to a life of nine months beginning October 1, 1998. The reduction in estimated useful life followed our October 1998 decision to close our four-inch wafer fabrication facility.

         Excluding the accelerated depreciation expense of $2.7 million, gross margin during the first quarter of 1999 was 43.1%. The increase in gross margin during the first quarter of 2000 to 49.2% from 43.1% (excluding the accelerated depreciation expense of $2.7 million) in the first quarter of 1999, resulted from leveraging fixed costs over higher sales levels, as well as manufacturing efficiencies and per unit material cost reductions which resulted from the use of six-inch wafers during the first quarter of 2000, compared to four-inch wafers used during the first quarter of 1999.

         Research and Development. Company sponsored research and development expense increased 75% during the first quarter of 2000 to $9.8 million from $5.6 million during the first quarter of 1999. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies, particularly Indium Gallium Phosphide Heterojunction Bi-polar Transistor (InGaP HBT) process technology for integrated circuits used in cellular and PCS, and fiber optic applications. As a percentage of sales, research and development expense increased to 22.8% in the first quarter of 2000 from 22.3% in the first quarter of 1999.

         Selling and Administrative. Selling and administrative expenses increased 59% during the first quarter of 2000 to $6.1 million from $3.9 million in the first quarter of 1999. The increase in selling and administrative expenses during the first quarter of 2000 was primarily due to increased staffing, payroll taxes associated with employee stock options exercised, and increased sales commission expense. As a percentage of sales, selling and administrative expenses decreased to 14.2% in the first quarter of 2000 from 15.4% in the first quarter of 1999.

         Gain on Sale of Equipment. During the first quarter of 2000, the Company sold equipment, which resulted in a gain on the sale of approximately $1.0 million. Substantially all of the equipment was fully depreciated prior to its sale.

         Interest Income, net. Interest income, net increased $2.0 million to $2.5 million during the first quarter of 2000 from $0.5 million during the first quarter of 1999 on substantially higher invested cash balances following our secondary offering of common stock completed in November 1999.

         Provision for Income Taxes. The provision for income taxes during the first quarter of 2000 was recorded at an estimated effective annual rate of 37% of the income before income taxes.

Liquidity and Capital Resources

         As of April 2, 2000, we had $132.2 million in cash and cash equivalents and $35.6 million in marketable securities. We had $3.8 million of bank debt outstanding as of the end of the first quarter of 2000. We entered into an interest rate swap agreement in 1998, which effectively fixes the interest rate on this portion of the credit facility at 7.09%. The swap effectively changed the variable interest rate of this bank debt to a fixed rate for which the present value of the cash flows are approximately the same. As of April 2, 2000, we also had $15.0 million available under a credit facility. The credit facility drawdown period expires on July 1, 2001. The outstanding bank debt and credit facility are subject to certain financial covenants. Substantially all of our assets are pledged as security for repayments of the outstanding bank debt and borrowings, if any, under the credit facility.

         Operations used $6.3 million in cash during the first quarter of 2000, which included a payment of $6.4 million during the period to settle a shareholder lawsuit. Investing activities, which primarily consisted of net purchases of marketable securities of $13.8 million and purchases of equipment of $7.6 million, used $20.3 million of cash during the first quarter of 2000. Financing activities raised $8.9 million during the first quarter of 2000. Cash provided by financing activities primarily consisted of proceeds received from employee stock options exercised, which raised $9.2 million during the quarter.

         As previously planned and disclosed, we ceased our wafer fabrication operations in our four-inch wafer fabrication facility during the third quarter of 1999. Fabrication facility dismantling and restoration activities began late in the fourth quarter of 1999 and are expected to continue through the second quarter of 2000. We plan to restore these areas as office space by the end of the third quarter of 2000.

         In December 1999, we entered into an agreement to expand our six-inch wafer fabrication facility. The expansion, which is expected to cost approximately $10.0 million, will approximately double our current production capacity and is expected to be completed by the end of the second quarter of 2000.

         In addition to the above wafer fabrication facility expansion investment of $10.0 million, as of April 2, 2000, we also committed to purchase approximately $12.0 million of equipment and furniture, and leasehold improvements during the first half of 2000.

         We believe that our sources of capital, including internally generated funds and $15.0 million available under our existing credit facility, will be adequate to satisfy anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

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

         To address the Year 2000 issue, we formed a senior team of internal staff and outside consultants to ensure that the Year 2000 issue did not have an adverse effect on our core business operations. To accomplish this, we invested approximately $1.0 million in new computer hardware and software and $0.5 million in assessment, development and remediation efforts in 1998 and 1999 to ensure that our information technology systems, non-information technology systems, and manufacturing equipment were Year 2000 compliant.

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

Risks and Uncertainties

         Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1999 and the Registration Statement on Form S-3 (Registration No. 333-83889). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

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

                                 ANADIGICS, Inc.
                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         Shareholder Litigation

         The court-approved settlement of the previously-disclosed consolidated securities class action, captioned In re ANADIGICS, Inc. Securities Litigation, No. 98-CV-917 (MLC) (D.N.J.), and shareholder's derivative lawsuit, captioned Deegan v. Rosenzweig, No. 98-CV-3640 (MLC) (D.N.J.), became final and was funded in January 2000. The total settlement payment (including the costs of administering the settlement) was $11.9 million, of which approximately $5.3 million was paid on behalf of ANADIGICS, Inc. by the Company's insurers.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included herein:

             Exhibit 27. - Financial Data Schedule

         (b) Reports on Form 8-K relating to the quarter ended April 2, 2000.

             The Company did not file any reports on Form 8-K during the quarter ended April 2, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ANADIGICS, INC.


                                          By:   /s/ Thomas C. Shields
                                               ----------------------
                                               Thomas C. Shields
                                               Senior Vice President
                                               and Chief Financial Officer


Dated: May 10, 2000

                                 ANADIGICS, Inc.

                                  EXHIBIT INDEX


                                                                    Page
                                                                    ----

Exhibit 27.        Financial Data Schedule  ........................  16