Form 10-Q
period 2000-07-02
ANADIGICS INC
filed 2000-08-07
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000.

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

                                 (908) 668-5000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of July 2, 2000 was 29,865,985.

                                      INDEX
                                 ANADIGICS, Inc.

              Part. I.        Financial Information

               Item 1.        Financial Statements (unaudited)

                              Condensed consolidated balance sheets - July 2, 2000 and December 31, 1999.

                              Condensed consolidated statements of operations and comprehensive income (loss) - Three and six months ended July 2, 2000 and July 4, 1999.

                              Condensed consolidated statements of cash flows - Six months ended July 2, 2000 and July 4,1999.

                              Notes to condensed consolidated financial statements - July 2, 2000.

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

               Item 1.        Legal Proceedings

               Item 6.        Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ANADIGICS, Inc.
           (Amounts in thousands, except share and per share amounts)


                                                                         July 2, 2000            December 31, 1999
                                                                         ------------            -----------------
                                                                          (unaudited)                 (Note 1)
Assets
Current assets:
     Cash and cash equivalents                                             $ 131,842                  $ 149,895
     Marketable securities                                                    13,140                     14,452
     Accounts receivable, net                                                 28,988                     25,151
     Inventory                                                                16,101                     10,334
     Prepaid expenses and other current assets                                 3,552                      2,708
     Insurance settlement receivable                                            --                        5,325
     Deferred taxes                                                            4,840                      4,840
                                                                           ---------                  ---------
Total current assets                                                         198,463                    212,705

Marketable securities                                                         27,171                      7,404
Property and equipment:
     Equipment and furniture                                                 130,312                    115,195
     Leasehold improvements                                                   27,746                     27,553
     Projects in process                                                      14,138                      8,525
Less accumulated depreciation and amortization                                73,320                     66,383
                                                                           ---------                  ---------
                                                                              98,876                     84,890

Other assets                                                                   2,514                      2,164
Deferred taxes                                                                 3,313                     10,447
                                                                           ---------                  ---------
Total assets                                                               $ 330,337                  $ 317,610
                                                                           =========                  =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                      $  17,289                  $  15,901
     Accrued litigation settlement costs                                        --                       11,761
     Accrued liabilities                                                       7,433                      6,577
     Accrued restructuring costs                                                 868                        993
     Current maturities of long-term debt                                      1,000                      1,000
     Current maturities of capital lease obligations                             210                        151
                                                                           ---------                  ---------
Total current liabilities                                                     26,800                     36,383

Capital lease obligations, less current portion                                 --                           32
Other long-term liabilities                                                    1,790                      1,546
Long-term debt, less current portion                                           2,500                      3,000

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 144,000,000 shares authorized,
        29,865,985 and 28,853,614 issued and outstanding at
        July 2, 2000 and  December 31, 1999, respectively                        298                        289
     Additional paid-in capital                                              307,028                    296,496
     Accumulated deficit                                                      (7,864)                   (20,010)
     Accumulated other comprehensive loss                                       (215)                      (126)
                                                                           ---------                  ---------
Total stockholders' equity                                                   299,247                    276,649
                                                                           ---------                  ---------
Total liabilities and stockholders' equity                                 $ 330,337                  $ 317,610
                                                                           =========                  =========


            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ANADIGICS, Inc.
           (Amounts in thousands, except share and per share amounts)

                                             Three months ended              Six months ended
                                        ---------------------------    ---------------------------
                                        July 2, 2000   July 4, 1999    July 2, 2000   July 4, 1999
                                        ------------   ------------    ------------   ------------
                                                (unaudited)                    (unaudited)

Net sales                               $     47,517   $     30,534    $     90,522   $     55,582
Cost of sales                                 23,135         19,248          44,968         36,148
                                        ------------   ------------    ------------   ------------
Gross profit                                  24,382         11,286          45,554         19,434
Research and development expenses             10,181          6,387          19,970         11,968
Selling and administrative expenses            6,627          4,885          12,764          8,744
                                        ------------   ------------    ------------   ------------
Operating income (loss)                        7,574             14          12,820         (1,278)
Interest income, net                           2,621            478           5,120            995
Gain on sale of equipment                        290                          1,339
Provision for litigation settlement             --            6,925            --            6,925
                                        ------------   ------------    ------------   ------------
Income (loss) before income taxes             10,485         (6,433)         19,279         (7,208)
Provision (benefit) for income taxes           3,879         (2,380)          7,133         (2,667)
                                        ------------   ------------    ------------   ------------
Net income (loss)                       $      6,606   $     (4,053)   $     12,146   $     (4,541)
                                        ============   ============    ============   ============


Basic earnings (loss) per share(1)      $       0.22   $      (0.18)   $       0.41   $      (0.20)
                                        ============   ============    ============   ============

Weighted average common
   shares outstanding(1)                  29,810,187     22,257,819      29,543,727     22,217,530
                                        ============   ============    ============   ============


Diluted earnings (loss) per share(1)    $       0.21   $      (0.18)   $       0.38   $      (0.20)
                                        ============   ============    ============   ============

Weighted average common and
   dilutive securities outstanding(1)     31,782,288     22,257,819      31,774,482     22,217,530
                                        ============   ============    ============   ============


(1) - Historical share and per share data have been restated to reflect a 3-for-2 stock split.


        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 ANADIGICS, Inc.
                             (Amounts in thousands)


                                         Three months ended                           Six months ended
                                   ------------------------------          ---------------------------------
                                   July 2, 2000      July 4, 1999          July 2, 2000         July 4, 1999
                                   ------------      ------------          ------------         ------------
                                            (unaudited)                               (unaudited)

Net income (loss)                    $  6,606          $ (4,053)             $ 12,146           $ (4,541)
Unrealized loss on
      marketable securities               (97)              (81)                  (89)               (87)
                                     --------          --------              --------           --------
            Comprehensive
                income (loss)        $  6,509          $ (4,134)             $(12,057)          $ (4,628)
                                     ========          ========              ========           ========

            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ANADIGICS, Inc.
                             (Amounts in thousands)

                                                                         Six months ended
                                                                 --------------------------------
                                                                 July 2, 2000        July 4, 1999
                                                                 ------------        ------------
                                                                  (unaudited)        (unaudited)
                                                                   ---------          ---------
Cash flows from operating activities:
Net income (loss)                                                  $  12,146          $  (4,541)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
       Depreciation                                                   10,182             11,721
       Amortization                                                      101                197
       Deferred taxes                                                  7,134             (2,511)
       Gain on sale of equipment                                      (1,339)
       Provision for litigation settlement, net                       (6,436)             6,725
Changes in operating assets and liabilities
       Accounts receivable                                            (3,837)            (6,343)
       Inventory                                                      (5,767)            (1,527)
       Prepaid expenses and other current assets                      (1,194)              (349)
       Accounts payable                                                1,388              2,905
       Accrued liabilities and other long-term liabilities               975              3,835
                                                                   ---------          ---------
Net cash provided by operating activities                             13,353             10,112

Cash flows from investing activities:
Purchases of plant and equipment                                     (24,069)            (9,769)
Purchases of marketable securities                                   (35,159)           (14,094)
Proceeds from sale of marketable securities                           16,615             14,112
Proceeds from sale of equipment                                        1,342               --
                                                                   ---------          ---------
Net cash used in investing activities                                (41,271)            (9,751)

Cash flows from financing activities:
Issuance of common stock                                              10,541              1,630
Repayment of long-term debt                                             (500)              (500)
Payment of capital lease obligations                                    (176)              (135)
                                                                   ---------          ---------
Net cash provided by financing activities                              9,865                995
                                                                   ---------          ---------

Net (decrease) increase in cash and cash equivalents                 (18,053)             1,356
Cash and cash equivalents at beginning of period                     149,895             23,987
                                                                   ---------          ---------
Cash and cash equivalents at end of period                         $ 131,842          $  25,343
                                                                   =========          =========


Supplemental disclosures of cash flow information:
Interest paid                                                      $     156          $     103
                                                                   =========          =========
Taxes paid                                                         $      46          $     180
                                                                   =========          =========

Supplemental schedule of non-cash investing activity:
Acquisition of equipment under capital leases                      $     203
                                                                   =========


            See notes to condensed consolidated financial statements.

                                 ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - July 2, 2000

1. Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.   Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                            July 2, 2000        Dec. 31, 1999
                                            ------------        -------------

                     Raw materials             $ 2,953             $ 1,995
                     Work in process             8,831               7,370
                     Finished goods              6,190               4,105
                                               -------             -------
                                                17,974              13,470
                     Reserves                    1,873               3,136
                                               -------             -------
                                               $16,101             $10,334
                                               =======             =======


3.   Legal Proceedings

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

                                 ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - July 2, 2000
 (Continued)


4.  Earnings Per Share

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                   Three months ended                      Six months ended
                                          ---------------------------------          ---------------------------------
                                          July 2, 2000         July 4, 1999          July 2, 2000         July 4, 1999
                                          ------------         ------------          ------------         ------------

Weighted average common shares
 outstanding used to calculate
 basic earnings per share                  29,810,187           22,257,819            29,543,727           22,217,530

Net effect of diluted stock options -
 based upon the treasury stock
 method using an average market
 price                                      1,972,101                  - *             2,230,755                  - *
                                           ----------           ----------            ----------           ----------

Weighted average common and
 dilutive securities outstanding
 used to calculate diluted earnings
 per share                                 31,782,288           22,257,819            31,774,482           22,217,530
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

5.   Segment Information

     Revenues by Application
         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                                    Three months ended                      Six months ended
                                                    ------------------                      -----------------
                                          July 2, 2000         July 4, 1999          July 2, 2000         July 4, 1999
                                          ------------         ------------          ------------         ------------
Cellular and PCS Applications             $   25,508            $   13,073           $   48,883          $    22,490
Cable and Broadcast Applications              16,989                10,575               32,293               20,506
Fiber Optic Applications                       5,020                 6,886                9,346               12,486
Engineering service sales                          -                     -                    -                  100
                                          ----------            ----------           ----------          -----------
       Total                              $   47,517            $   30,534           $   90,522          $    55,582
                                          ==========            ==========           ==========          ===========


     Geographic Information
         The Company primarily sells to four geographic regions; Europe, Asia, North America (primarily U.S.A.), and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                                    Three months ended                      Six months ended
                                                    ------------------                      -----------------
                                          July 2, 2000         July 4, 1999          July 2, 2000         July 4, 1999
                                          ------------         ------------          ------------         ------------
Europe                                     $10,135                $ 7,772                $19,890            $13,583
Asia                                         8,786                  7,385                 18,005             14,810
North America (primarily U.S.A.)            19,057                 12,172                 36,082             21,482
South America                                9,539                  3,205                 16,545              5,707
                                           -------                -------                -------            -------
       Total                               $47,517                $30,534                $90,522            $55,582
                                           =======                =======                =======            =======

                                       7

                                 ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                              Consolidated Statement of Operations
                                                   Three months ended                      Six months ended
                                                   ------------------                      -----------------
                                            July 2, 2000       July 4, 1999          July 2, 2000         July 4, 1999
                                            ------------       ------------          ------------         ------------
                                                     (unaudited)                               (unaudited)

Net sales                                    100.0%               100.0%                100.0%               100.0%
Cost of sales                                 48.7%                63.0%                 49.7%                65.0%
                                             ------               ------                ------               ------
Gross profit                                  51.3%                37.0%                 50.3%                35.0%
Research and development expenses             21.4%                20.9%                 22.1%                21.6%
Selling and administrative expenses           14.0%                16.0%                 14.0%                15.7%
                                             ------               ------                ------               ------
Operating income (loss)                       15.9%                 0.1%                 14.2%                (2.3%)
Interest income, net                           5.6%                 1.5%                  5.7%                 1.8%
Gain on sale of equipment                      0.6%                  --                   1.5%                  --
Provision for litigation settlement, net        --                 22.7%                   --                 12.5%
                                             ------               ------                ------               ------
Income (loss) before income taxes             22.1%               (21.1%)                21.4%               (13.0%)
Provision (benefit) for income taxes           8.2%                (7.8%)                 8.0%                (4.8%)
                                             ------               ------                ------               ------
Net income (loss)                             13.9%               (13.3%)                13.4%                (8.2%)
                                             ======               ======                ======               ======


Second Quarter 2000 (Ended July 2, 2000) Compared to Second Quarter 1999 (Ended July 4, 1999)

         Net Sales. Net sales during the second quarter of 2000 increased 56% to $47.5 million from $30.5 million in the second quarter of 1999. Sales of integrated circuits for cellular and PCS applications increased 95% during the second quarter of 2000 to $25.5 million from $13.0 million in the second quarter of 1999. The increase in sales of integrated circuits for cellular and PCS applications was primarily due to an increase in demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications increased 61% during the second quarter of 2000 to $17.0 million from $10.6 million in the second quarter of 1999. The increase in sales of integrated circuits for cable and broadcast applications during the second quarter of 2000 was primarily due to increases in demand for our integrated circuit reverse amplifiers and converters used in digital set-top boxes, cable modems, and our integrated circuit line amplifiers used as a repeater in cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications decreased 27% during the second quarter of 2000 to $5.0 million from $6.9 million in the second quarter of 1999. The reduction in sales of integrated circuits for fiber optic applications was primarily due to a reduction in demand for its transimpedence amplifiers used in Synchronous Optical Network (SONET) medium range and long-haul fiber optic telecommunications applications.

         Generally, selling prices for same product sales were lower during the second quarter of 2000 compared to the second quarter of 1999.

         Due to certain first half of 2000 inventory corrections and issues related to component shortages experienced by our largest cellular and PCS (wireless) customer, we believe we may experience a mix shift of our product revenue during the second half of 2000. This revenue shift may result in a reduction in our revenue growth (from the sequential quarterly revenue growth rate experienced during the second quarter of 2000 from the first quarter of 2000 of 10.5%).

         Gross Margin. Gross margin during the second quarter of 2000 increased to 51.3% from 37.0% in the second quarter of 1999. Gross margin during the second quarter of 1999 included $2.7 million of accelerated depreciation expense associated with the closing of the Company's four-inch wafer fabrication facility. The accelerated depreciation expense was due to a reduction in the useful lives of the fabrication facility equipment and leasehold improvements with original lives ranging from five to twenty years that were reduced to a life of nine months beginning October 1, 1998. The reduction in estimated useful life followed our October 1998 decision to close our four-inch wafer fabrication facility.

         Excluding the accelerated depreciation expense of $2.7 million, gross margin during the second quarter of 1999 was 45.7%. The increase in gross margin during the second quarter of 2000 to 51.3% compared to the second quarter of 1999, resulted from leveraging fixed costs over higher sales levels, as well as manufacturing efficiencies and per unit material cost reductions which resulted from the use of six-inch wafers during the second quarter of 2000, compared to four-inch wafers used during the second quarter of 1999.

         Research and Development. Company sponsored research and development expense increased 59% during the second quarter of 2000 to $10.1 million from $6.4 million during the second quarter of 1999. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies, particularly Indium Gallium Phosphide Heterojunction Bi-polar Transistor (InGaP HBT) process technology for integrated circuits used in cellular and PCS, and fiber optic applications. As a percentage of sales, research and development expense increased to 21.4% in the second quarter of 2000 from 20.9% in the second quarter of 1999.

         The Company expects research and development expense to continue to increase from the level incurred during the second quarter of 2000.

         Selling and Administrative. Selling and administrative expenses increased 36% during the second quarter of 2000 to $6.6 million from $4.9 million in the second quarter of 1999. The increase in selling and administrative expenses during the second quarter of 2000 was primarily due to increased recruiting and relocation costs and an increase in professional fees. As a percentage of sales, selling and administrative expenses decreased to 14.0% in the second quarter of 2000 from 16.0% in the second quarter of 1999.

         Gain on Sale of Equipment. During the second quarter of 2000, the Company sold equipment, which resulted in a gain on the sale of approximately $0.3 million. Substantially all of the equipment was fully depreciated prior to its sale.

         Interest Income, net. Interest income, net increased $2.1 million to $2.6 million during the second quarter of 2000 from $0.5 million during the second quarter of 1999 on substantially higher invested cash balances following our secondary offering of common stock completed in November 1999.

         Provision For Litigation Settlement, Net. The Company recorded a provision for litigation settlement of $6.9 million in the second quarter of 1999, as it reached an agreement in principle with the plaintiffs' counsel to settle a consolidated class action lawsuit and a derivative lawsuit. The $6.9 million provision consisted of a payment of $11.8 million (offset by insurance proceeds of $5.3 million) and $0.4 million of additional legal, settlement, notification and court related fees. (See Part II. Other Information - Item 1. Legal Proceedings - Shareholder Litigation for additional information on the court-approved settlement of this litigation).

         Provision for Income Taxes. The provision for income taxes during the second quarter of 2000 was recorded at an estimated annual effective tax rate of 37.0% of the income before income taxes.


Six Months 2000 (Ended July 2, 2000) Compared to Six Months 1999 (Ended July 4, 1999)

         Net Sales. Net sales during the six month period ended July 2, 2000 increased 63% to $90.5 million from $55.6 million in the six month period ended July 4, 1999. Sales of integrated circuits for cellular and PCS applications increased 117% during the six month period ended July 2, 2000 to $48.9 million from $22.5 million in the six month period ended July 4, 1999. The increase in sales of integrated circuits for cellular and PCS applications was due to an increase in demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications increased 57% during the six month period ended July 2, 2000 to $32.3 million from $20.5 million in the six month period ended July 4, 1999. The increase in sales of integrated circuits for cable and broadcast applications during the six month period ended July 2, 2000 was due to increases in demand for the Company's integrated circuit reverse amplifiers and converters used in digital set-top boxes and cable modems, and the Company's integrated circuit line amplifiers used as a repeater in hybrid cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunication and data communication applications decreased 25% during the six month period ended July 2, 2000 to $9.3 million from $12.5 million in the six month period ended July 4, 1999 as demand for transimpedence amplifiers for Synchronous Optical Network (SONET) medium and long-haul fiber optic telecommunications applications decreased.

         Generally, selling prices for same product sales were lower during the six month period ended July 2, 2000 compared to the six month period ended July 4, 1999.

         Gross Margin. Gross margin during the six month period ended July 2, 2000 increased to 50.3% from 35.0% in the six month period ended July 4, 1999. Gross margin during the six month period ended July 4, 1999 included $5.3 million of accelerated depreciation expense associated with the closing of the Company's four-inch wafer fabrication facility. The accelerated depreciation expense was due to a reduction in the useful lives of the fabrication facility equipment and leasehold improvements with original lives ranging from five to twenty years that were reduced to a life of nine months beginning October 1, 1998. The reduction in estimated useful life followed our October 1998 decision to close our four-inch wafer fabrication facility.

         Excluding the accelerated depreciation expense of $5.3 million, gross margin during the six month period ended July 4, 1999 was 44.6%. The increase in gross margin during the six month period ended July 2, 2000 to 50.3% compared to the six month period ended July 4, 1999, resulted from leveraging fixed costs over higher sales levels, as well as manufacturing efficiencies and per unit material cost reductions which resulted from the use of six-inch wafers during the six month period ended July 2, 2000, compared to four-inch wafers used during the six month period ended July 4, 1999.

         Research and Development. Company sponsored research and development expense increased 67% during the six month period ended July 2, 2000 to $20.0 million from $12.0 million in the six month period ended July 4, 1999. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies, particularly Indium Gallium Phosphide Heterojunction Bi-polar Transistor (InGaP
HBT) process technology for integrated circuits used in cellular and PCS, and fiber optic applications. As a percent of sales, company funded research and development increased to 22.1% during the six month period ended July 2, 2000 from 21.6% in the six month period ended July 4, 1999.

         Selling and Administrative. Selling and administrative expenses increased 46% during the six month period ended July 2, 2000 to $12.8 million from $8.7 million in the six month period ended July 4, 1999. The increase was due in part to increased relocation and recruiting costs, payroll taxes associated with employee stock options exercised, professional fees, and increased sales commission expense. As a percentage of sales, selling and administrative expenses decreased to 14.0% during the six month period ended July 2, 2000 from 15.7% in the six month period ended July 4, 1999.

         Interest Income, net. Interest income, net increased $4.1 million during the six month period ended July 2, 2000 to $5.1 million from $1.0 million in the six month period ended July 4, 1999 on substantially higher invested cash balances following our secondary offering of common stock completed in November 1999.

         Provision for Income Taxes. The provision for income taxes during the six month period ended July 2, 2000 was recorded at an estimated annual effective tax rate of 37.0% of the income before income taxes.

Liquidity and Capital Resources

     As of July 2, 2000, we had $131.8 million in cash and cash equivalents and $40.3 million in marketable securities. We had $3.5 million outstanding under our revolving bank credit facility as of the end of the second quarter of 2000. We entered into an interest rate swap agreement in 1998, which effectively fixes the interest rate on this portion of the credit facility at 7.09%. The swap effectively changed the variable interest rate of this bank debt to a fixed rate for which the present value of cash flows are approximately the same. As of July 2, 2000, we also had available $15.0 million under a credit facility. The credit facility drawdown period expires on July 1, 2001. The outstanding bank debt and credit facility are subject to certain financial covenants. Substantially all of our assets are pledged as security for repayments of the outstanding bank debt and borrowings, if any, under the credit facility.

     Operating activities, which included a payment of $6.4 million during the period to settle a shareholder lawsuit, generated $13.4 million in cash during the six month period ended July 2, 2000. Investing activities, which primarily consisted of purchases of equipment of $24.1 million and net purchases of marketable securities of $18.5 million, used $41.3 million of cash during the six month period ended July 2, 2000. Financing activities, which primarily consisted of proceeds received from employee stock options exercised, raised $9.9 million during the six month period ended July 2, 2000.

         As previously planned and disclosed, we ceased our wafer fabrication operations in our four-inch wafer fabrication facility during the third quarter of 1999. Fabrication facility dismantling and restoration activities began late in the fourth quarter of 1999 and are expected to continue through the third quarter of 2000. We plan to restore these areas as office space by the end of the third quarter of 2000.

         As of July 2, 2000, we are committed to purchase approximately $15.0 million of equipment and furniture, and leasehold improvements during the second half of 2000. Included in the $15.0 million of equipment and furniture, and leasehold improvements are commitments associated with the expansion of our six-inch wafer fabrication facility. The expansion, which is expected to cost approximately $11.0 million, will approximately double our current production capacity and is expected to be completed by the end of the third quarter of 2000.

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


Risks and Uncertainties

         Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets the Company serves, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1999 and the Registration Statement on Form S-3 (Registration No. 333-83889). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

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



Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on May 24, 2000 at which the Company's stockholders voted on:

(a) The election of two Class II Directors of ANADIGICS (Paul Bachow and Bami Bastani) to hold office until 2003.

(b) To approve an amendment to the Amended and Restated Certificate of incorporation to increase the number of authorized shares of ANADIGICS' Common Stock by 76,000,000 to 144,000,000.

(c) To approve an amendment to the 1995 Long term Incentive and Share Award Plan to increase the number of shares issuable thereunder by 750,000 to 4,912,500.

(d) The ratification of Ernst & Young LLP as independent auditors of ANADIGICS, Inc. for the fiscal year ending December 31, 2000.

     The four matters listed above were voted upon and approved by the shareholders of the Company as follows:

(a) The election of Paul Bachow as a Class II Director was approved by holders of 25,358,356 shares of the Company's outstanding capital stock. Holders of 267,689 shares withheld from voting on such election. The election of Bami Bastani as a Class II Director was approved by holders of 25,362,647 shares of the Company's outstanding capital stock. Holders of 263,398 shares withheld from voting on such election.

(b) Amendment to the Amended and Restated Certificate of incorporation to increase the number of authorized shares of ANADIGICS' Common Stock by 76,000,000 to 144,000,000 was approved by holders of 22,235,769 shares of the Company' outstanding stock. Holders of 3,363,264 shares voted against the amendment, and holders of 27,012 shares abstained.

(c) Amendment to the 1995 Long Term Incentive and Share Award Plan to increase the number of authorized shares issuable thereunder by 750,000 to 4,912,500 was approved by holders of 15,277,749 shares of the Company' outstanding stock. Holders of 10,319,622 shares voted against the amendment, and holders of 28,674 shares abstained.

(d) The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of 25,601,037 shares of the Company's outstanding capital stock. Holders of 7,394 shares voted against the ratification, and holders of 17,614 shares abstained from voting on such ratification.

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

               (a) The following exhibits are included herein:

                   Exhibit 27. - Financial Data Schedule

               (b) Reports on Form 8-K during the quarter ended July 2, 2000.

                   The Company did not file any reports on Form 8-K during the quarter ended July 2, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ANADIGICS, INC.


                                               By:   /s/ Thomas C. Shields
                                                    ----------------------------
                                                    Thomas C. Shields
                                                    Senior Vice President
                                                    and Chief Financial Officer


Dated: July 28, 2000

                                 ANADIGICS, Inc.

                                  EXHIBIT INDEX


                                                                        Page

Exhibit 27.        Financial Data Schedule  ........................     17