Form 10-Q
period 2000-09-30
ANADIGICS INC
filed 2000-11-14
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                          Commission File No. 0-25662

                                ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-2582106
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                                [ANADIGICS LOGO]


          35 Technology Drive
          Warren, New Jersey                                    07059
----------------------------------------              --------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (908) 668-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 29,908,071.

                                     INDEX
                                ANADIGICS, Inc.

Part. I.   Financial Information

Item 1.    Financial Statements (unaudited)

           Condensed consolidated balance sheets - September 30, 2000 and December 31, 1999.

           Condensed consolidated statements of operations and comprehensive income (loss) - Three and nine months ended September 30, 2000 and October 3, 1999.

           Condensed consolidated statements of cash flows - Nine months ended September 30, 2000 and October 3, 1999.

           Notes to condensed consolidated financial statements -
           September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


Part II.   Other Information

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ANADIGICS, Inc.
           (Amounts in thousands, except share and per share amounts)


                                                              September 30, 2000   December 31, 1999
                                                              ------------------   -----------------
                                                                  (unaudited)           (Note 1)
Assets
Current assets:
     Cash and cash equivalents                                     $ 103,264           $ 149,895
     Marketable securities                                            29,746              14,452
     Accounts receivable, net                                         34,149              25,151
     Inventory                                                        17,709              10,334
     Prepaid expenses and other current assets                         2,863               2,708
     Insurance settlement receivable                                    --                 5,325
     Deferred taxes                                                    4,106               4,840
                                                                   ---------           ---------
Total current assets                                                 191,837             212,705

Marketable securities                                                 35,652               7,404
Property and equipment:
     Equipment and furniture                                         129,612             115,195
     Leasehold improvements                                           29,151              27,553
     Projects in process                                              20,395               8,525
Less accumulated depreciation and amortization                        77,665              66,383
                                                                   ---------           ---------
                                                                     101,493              84,890

Other assets                                                           4,516               2,164
Deferred taxes                                                          --                10,447
                                                                   ---------           ---------
Total assets                                                       $ 333,498           $ 317,610
                                                                   =========           =========

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                              $  13,386           $  15,901
     Accrued litigation settlement costs                                --                11,761
     Accrued liabilities                                               7,168               6,577
     Accrued restructuring costs                                         606                 993
     Current maturities of long-term debt                              1,000               1,000
     Current maturities of capital lease obligations                     226                 151
                                                                   ---------           ---------
Total current liabilities                                             22,386              36,383

Capital lease obligations, less current portion                         --                    32
Other long-term liabilities                                            1,908               1,546
Long-term debt, less current portion                                   2,250               3,000

Commitments and contingencies

Stockholders' equity

     Common stock, $0.01 par value, 144,000,000 shares
        authorized, 29,908,071 and 28,853,614 issued
        and outstanding at September 30, 2000 and
        December 31, 1999, respectively                                  299                 289
     Additional paid-in capital                                      307,464             296,496
     Accumulated deficit                                                (786)            (20,010)
     Accumulated other comprehensive loss                                (23)               (126)
                                                                   ---------           ---------
Total stockholders' equity                                           306,954             276,649
                                                                   ---------           ---------
Total liabilities and stockholders' equity                         $ 333,498           $ 317,610
                                                                   =========           =========


           See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ANADIGICS, Inc.
           (Amounts in thousands, except share and per share amounts)


                                                          Three months ended                            Nine months ended
                                                          ------------------                            -----------------
                                                 Sept. 30, 2000         Oct. 3, 1999          Sept. 30, 2000         Oct. 3, 1999
                                                 --------------         ------------          --------------         ------------
                                                             (unaudited)                                  (unaudited)
Net sales                                         $     51,075          $     35,460           $    141,597          $     91,042
Cost of sales                                           24,810                18,862                 69,778                55,011
                                                  ------------          ------------           ------------          ------------
Gross profit                                            26,265                16,598                 71,819                36,031
Research and development expenses                       10,852                 8,293                 30,821                20,260
Selling and administrative expenses                      7,121                 5,091                 19,885                13,834
Restructuring charge                                      --                    (441)                  --                    (441)
                                                  ------------          ------------           ------------          ------------
Operating income                                         8,292                 3,655                 21,113                 2,378
Interest income, net                                     2,756                   503                  7,876                 1,497
Gain on sale of equipment                                   15                  --                    1,353                  --
Provision for litigation settlement, net                  --                    --                     --                   6,925
                                                  ------------          ------------           ------------          ------------
Income (loss) before income taxes                       11,063                 4,158                 30,342                (3,050)
Provision (benefit) for income taxes                     3,986                 1,413                 11,119                (1,253)
                                                  ------------          ------------           ------------          ------------
Net income (loss)                                 $      7,077          $      2,745           $     19,223          $     (1,797)
                                                  ============          ============           ============          ============


Basic earnings (loss) per share(1)                $       0.24          $       0.12           $       0.65          $      (0.08)
                                                  ============          ============           ============          ============

Weighted average common
   shares outstanding(1)                            29,880,442            22,487,981             29,655,966            22,314,602
                                                  ============          ============           ============          ============


Diluted earnings (loss) per share(1)              $       0.23          $       0.11           $       0.61          $      (0.08)
                                                  ============          ============           ============          ============

Weighted average common and
   dilutive securities outstanding(1)               31,241,801            25,336,989             31,655,258            22,314,602
                                                  ============          ============           ============          ============


(1) - Historical share and per share data have been restated to reflect a 3-for-2 stock split.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ANADIGICS, Inc.
                             (Amounts in thousands)


                                                          Three months ended                            Nine months ended
                                                          ------------------                            -----------------
                                                 Sept. 30, 2000         Oct. 3, 1999          Sept. 30, 2000         Oct. 3, 1999
                                                 --------------         ------------          --------------         ------------
                                                             (unaudited)                                  (unaudited)
Net income (loss)                                 $      7,077          $      2,745           $     19,223          $     (1,797)
Unrealized gain (loss) on
      marketable securities                                192                   (10)                   103                   (98)
                                                  ------------          ------------           ------------          ------------
Comprehensive income (loss)                       $      7,269          $      2,735           $     19,326          $     (1,895)
                                                  ============          ============           ============          ============


           See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ANADIGICS, Inc.
                             (Amounts in thousands)


                                                                     Nine months ended
                                                                     -----------------
                                                             Sept. 30, 2000        Oct. 3, 1999
                                                             --------------        ------------
                                                              (unaudited)           (unaudited)
Cash flows from operating activities:
Net income (loss)                                               $  19,223           $  (1,797)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation                                                     16,253              15,890
  Amortization                                                        226                 242
  Deferred taxes                                                   11,181              (1,141)
  Gain on sale of equipment                                        (1,353)               --
  Provision for litigation settlement, net                         (6,436)              6,551
  Changes in operating assets and liabilities
       Accounts receivable                                         (8,998)            (11,670)
       Inventory                                                   (7,375)             (1,658)
       Prepaid expenses and other assets                           (2,507)             (2,787)
       Accounts payable                                            (2,515)              6,285
       Accrued liabilities and other liabilities                      566               3,815
                                                                ---------           ---------
Net cash provided by operating activities                          18,265              13,730

Cash flows from investing activities:
Purchases of plant and equipment                                  (32,693)            (17,048)
Purchases of marketable securities                                (67,510)            (22,667)
Proceeds from sale of marketable securities                        24,071              17,863
Proceeds from sale of equipment                                     1,342                --
                                                                ---------           ---------
Net cash used in investing activities                             (74,790)            (21,852)

Cash flows from financing activities:
Issuance of common stock                                           10,958               5,934
Repayment of long-term debt                                          (750)               (750)
Payment of capital lease obligations                                 (314)               (181)
                                                                ---------           ---------
Net cash provided by financing activities                           9,894               5,003
                                                                ---------           ---------

Net decrease in cash and cash equivalents                         (46,631)             (3,119)
Cash and cash equivalents at beginning of period                  149,895              23,987
                                                                ---------           ---------
Cash and cash equivalents at end of period                      $ 103,264           $  20,868
                                                                =========           =========


Supplemental disclosures of cash flow information:
Interest paid                                                   $     230           $     285
                                                                =========           =========
Taxes paid                                                      $      46           $     225
                                                                =========           =========

Supplemental schedule of non-cash investing activity:

Acquisition of equipment under capital leases                   $     357           $    --
                                                                =========           =========



           See notes to condensed consolidated financial statements.

                                ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2000

1.       Summary of Significant Accounting Policies
         ------------------------------------------

Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.       Inventories
         -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                         Sept. 30, 2000      Dec. 31, 1999
                                         --------------      -------------

         Raw materials                       $ 3,501            $ 1,995
         Work in process                      10,407              7,370
         Finished goods                        8,061              4,105
                                             -------            -------
                                              21,969             13,470
         Reserves                              4,260              3,136
                                             -------            -------
                                             $17,709            $10,334
                                             =======            =======


3.       Legal Proceedings
         -----------------

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

                                ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2000 (Continued)


4.       Earnings Per Share
         ------------------

         The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:


                                                          Three months ended                            Nine months ended
                                                          ------------------                            -----------------
                                                 Sept. 30, 2000         Oct. 3, 1999          Sept. 30, 2000         Oct. 3, 1999
                                                 --------------         ------------          --------------         ------------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share                          29,880,442            22,487,981             29,655,966            22,314,602

Net effect of diluted stock options -
  based upon the treasury stock
  method using an average market
  price                                              1,361,359             2,849,008              1,999,292                  -- *
                                                  ------------          ------------           ------------          ------------

Weighted average common and
  dilutive securities outstanding
  used to calculate diluted earnings
  per share                                         31,241,801            25,336,989             31,655,258            22,314,602
                                                  ============          ============           ============          ============


* - The dilutive stock options are not included as their effect is anti-dilutive.

5.       Revenue Sources

         Revenues by Application

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:


                                                          Three months ended                            Nine months ended
                                                          ------------------                            -----------------
                                                 Sept. 30, 2000         Oct. 3, 1999          Sept. 30, 2000         Oct. 3, 1999
                                                 --------------         ------------          --------------         ------------
Cellular and PCS Applications                     $     20,732          $     15,715           $     69,615          $     38,205
Cable and Broadcast Applications                        23,586                12,726                 55,874                33,231
Fiber Optic Applications                                 6,757                 6,997                 16,108                19,483
Engineering service sale                                                        - 22                   --                     123
                                                  ------------          ------------           ------------          ------------
       Total                                      $     51,075          $     35,460           $    141,597          $     91,042
                                                  ============          ============           ============          ============


         Geographic Information

         The Company primarily sells to four geographic regions; Europe, Asia, North America (primarily U.S.A.), and South America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:


                                                          Three months ended                            Nine months ended
                                                          ------------------                            -----------------
                                                 Sept. 30, 2000         Oct. 3, 1999          Sept. 30, 2000         Oct. 3, 1999
                                                 --------------         ------------          --------------         ------------
Europe                                            $      7,709          $      8,175           $     27,599          $     21,919
Asia                                                    13,557                 9,676                 31,562                24,332
North America (primarily U.S.A.)                        17,258                13,476                 53,341                34,975
Central and South America                               12,551                 4,133                 29,095                 9,816
                                                  ------------          ------------           ------------          ------------
       Total                                      $     51,075          $     35,460           $    141,597          $     91,042
                                                  ============          ============           ============          ============


                                ANADIGICS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:


                                                                        Consolidated Statement of Operations

                                                          Three months ended                            Nine months ended
                                                          ------------------                            -----------------
                                                 Sept. 30, 2000         Oct. 3, 1999          Sept. 30, 2000         Oct. 3, 1999
                                                 --------------         ------------          --------------         ------------
                                                             (unaudited)                                  (unaudited)
Net sales                                                100.0%                100.0%                 100.0%                100.0%
Cost of sales                                             48.6%                 53.2%                  49.3%                 60.4%
                                                  ------------          ------------           ------------          ------------
Gross profit                                              51.4%                 46.8%                  50.7%                 39.6%
Research and development expenses                         21.2%                 23.4%                  21.8%                 22.3%
Selling and administrative expenses                       13.9%                 14.4%                  14.0%                 15.2%
Restructuring charge                                      --                    (1.2%)                 --                    (0.5%)
                                                  ------------          ------------           ------------          ------------
Operating income                                          16.3%                 10.2%                  14.9%                  2.6%
Interest income, net                                       5.4%                  1.4%                   5.6%                  1.6%
Gain on sale of equipment                                 --                    --                      1.0%                 --
Provision for litigation settlement, net                  --                    --                     --                     7.6%
                                                  ------------          ------------           ------------          ------------
Income (loss) before income taxes                         21.7%                 11.6%                  21.5%                 (3.4%)
Provision (benefit) for income taxes                       7.8%                  4.0%                   7.9%                 (1.4%)
                                                  ------------          ------------           ------------          ------------
Net income (loss)                                         13.9%                  7.6%                  13.6%                 (2.0%)
                                                  ============          ============           ============          ============


Third Quarter 2000 (Ended September 30, 2000) Compared to Third Quarter 1999 (Ended October 3, 1999)

         Net Sales. Net sales during the third quarter of 2000 increased 44% to $51.1 million from $35.5 million in the third quarter of 1999. Sales of integrated circuits for cellular and PCS applications increased 32% during the third quarter of 2000 to $20.7 million from $15.7 million in the third quarter of 1999. The increase in sales of integrated circuits for cellular and PCS applications was primarily due to an increase in demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications increased 85% during the third quarter of 2000 to $23.6 million from $12.7 million in the third quarter of 1999. The increase in sales of integrated circuits for cable and broadcast applications during the third quarter of 2000 was primarily due to increases in demand for our integrated circuit reverse amplifiers and converters used in digital set-top boxes, cable modems, and our integrated circuit line amplifiers used as repeaters in cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications decreased 3% during the third quarter of 2000 to $6.8 million from $7.0 million in the third quarter of 1999. The reduction in sales of integrated circuits for fiber optic applications was due to a repositioning of the telecommunications product line.

         Generally, selling prices for same product sales were lower during the third quarter of 2000 compared to the third quarter of 1999.

         Due to certain inventory corrections and issues related to component shortages experienced by our largest cellular and PCS (wireless) customer, we believe we may continue to experience a mix shift of our product revenue throughout the fourth quarter of 2000. This revenue shift is expected to result in a sequential reduction in our revenue. On September 15, 2000 the Company announced that fourth quarter revenues are anticipated to be 30 - 35% lower than third quarter 2000 levels.

         Gross Margin. Gross margin during the third quarter of 2000 increased to 51.4% from 46.8% in the third quarter of 1999. The increase in gross margin during the third quarter of 2000 resulted from leveraging fixed costs over higher sales levels, as well as manufacturing efficiencies and per unit material cost reductions which resulted from the use of six-inch wafers during the third quarter of 2000 compared to four-inch wafers used during the third quarter of 1999.

         Research and Development. Company sponsored research and development expense increased 31% during the third quarter of 2000 to $10.9 million from $8.3 million during the third quarter of 1999. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies, particularly Indium Gallium Phosphide Heterojunction Bi-polar Transistor (InGaP HBT) process technology for integrated circuits used in cellular and PCS, and fiber optic applications. As a percentage of sales, research and development expense decreased to 21.2% in the third quarter of 2000 from 23.4% in the third quarter of 1999.

         Selling and Administrative. Selling and administrative expenses increased 40% during the third quarter of 2000 to $7.1 million from $5.1 million in the third quarter of 1999. The increase in selling and administrative expenses during the third quarter of 2000 was primarily due to increases in sales and marketing expenses to support our revenue growth, as well as an increase in professional fees. As a percentage of sales, selling and administrative expenses decreased to 13.9% in the third quarter of 2000 from 14.4% in the third quarter of 1999.

         Interest Income, net. Interest income, net increased $2.3 million to $2.8 million during the third quarter of 2000 from $0.5 million during the third quarter of 1999 on substantially higher invested cash balances following our secondary offering of common stock completed in November 1999.

         Provision for Income Taxes. The provision for income taxes during the third quarter of 2000 was recorded at an estimated effective tax rate of 36.0% of the income before income taxes.

Nine Months 2000 (Ended September 30, 2000) Compared to Nine Months 1999 (Ended October 3, 1999)

         Net Sales. Net sales during the nine month period ended September 30, 2000 increased 56% to $141.6 million from $91.0 million in the nine month period ended October 3, 1999. Sales of integrated circuits for cellular and PCS applications increased 82% during the nine month period ended September 30, 2000 to $69.6 million from $38.2 million in the nine month period ended October 3, 1999. The increase in sales of integrated circuits for cellular and PCS applications was due to an increase in demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications increased 68% during the nine month period ended September 30, 2000 to $55.9 million from $33.2 million in the nine month period ended October 3, 1999. The increase in sales of integrated circuits for cable and broadcast applications during the nine month period ended September 30, 2000 was due to increases in demand for the Company's integrated circuit reverse amplifiers and converters used in digital set-top boxes and cable modems, and the Company's integrated circuit line amplifiers used as repeaters in hybrid cable television distribution networks.

         Sales of integrated circuits for fiber optic applications decreased 18% during the nine month period ended September 30, 2000 to $16.1 million from $19.5 million in the nine month period ended October 3, 1999. The reduction in sales of fiber optic applications was due to the Company's repositioning the product line to address the growing opportunities in higher data rates.

         Generally, selling prices for same product sales were lower during the nine month period ended September 30, 2000 compared to the nine month period ended October 3, 1999.

         Gross Margin. Gross margin during the nine month period ended
September 30, 2000 increased to 50.7% from 39.6% in the nine month period ended October 3, 1999. Gross margin during the nine month period ended October 3, 1999 included $5.3 million of accelerated depreciation expense associated with the closing of the Company's four-inch wafer fabrication facility. The accelerated depreciation expense was due to a reduction in the useful lives of the fabrication facility equipment and leasehold improvements with original lives ranging from five to twenty years that were reduced to a life of nine months beginning October 1, 1998. The reduction in estimated useful life followed our October 1998 decision to close our four-inch wafer fabrication facility.

         Excluding the accelerated depreciation expense of $5.3 million, gross margin during the nine month period ended October 3, 1999 was 45.4%. The increase in gross margin during the nine month period ended September 30, 2000 to 50.7% compared to the nine month period ended October 3, 1999, resulted from leveraging fixed costs over higher sales levels, as well as manufacturing efficiencies and per unit material cost reductions which resulted from the use of six-inch wafers during the nine month period ended September 30, 2000, compared to four-inch wafers used during the nine month period ended October 3, 1999.

         Research and Development. Company sponsored research and development expense increased 52% during the nine month period ended September 30, 2000 to $30.8 million from $20.3 million in the nine month period ended October 3, 1999. The increase was primarily attributable to: (1) increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications, and (2) increased research and development of new process technologies, particularly InGaP HBT process technology for integrated circuits used in cellular and PCS, and fiber optic applications. As a percent of sales, company funded research and development decreased to 21.8% during the nine month period ended September 30, 2000 from 22.3% in the nine month period ended October 3, 1999.

         Selling and Administrative. Selling and administrative expenses increased 44% during the nine month period ended September 30, 2000 to $19.9 million from $13.8 million in the nine month period ended October 3, 1999. The increase was due in part to increased relocation and recruiting costs, payroll taxes associated with employee stock options exercised, professional fees, and increased sales commission expense. As a percentage of sales, selling and administrative expenses decreased to 14.0% during the nine month period ended September 30, 2000 from 15.2% in the nine month period ended October 3, 1999.

         Gain on Sale of Equipment. During the nine month period ended
September 30, 2000, the Company sold equipment, which resulted in a gain on the sale of approximately $1.4 million. Substantially all of the equipment was fully depreciated prior to its sale.

         Interest Income, net. Interest income, net increased $6.4 million during the nine month period ended September 30, 2000 to $7.9 million from $1.5 million in the nine month period ended October 3, 1999 on substantially higher invested cash balances following our secondary offering of common stock completed in November 1999.

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

         Provision for Income Taxes. The provision for income taxes during the nine month period ended September 30, 2000 was recorded at an estimated annual effective tax rate of 37% of the income before income taxes.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had $103.3 million in cash and cash equivalents and $65.4 million in marketable securities. The Company had $3.3 million outstanding under its revolving bank credit facility as of the end of the third quarter of 2000. The Company entered into an interest rate swap agreement in 1998, which effectively fixes the interest rate on this portion of the credit facility at 7.09%. The swap effectively changed the variable interest rate of this bank debt to a fixed rate for which the present value of cash flows are approximately the same. As of September 30, 2000, the Company also had available $15.0 million under a term loan facility. The term loan facility drawdown period expires on July 1, 2001. The outstanding bank debt and term loan facility are subject to certain financial covenants. Substantially all of the Company's assets are pledged as security for repayments of the outstanding bank debt and borrowings, if any, under the term loan facility.

     Operating activities, which included a payment of $6.4 million during the period to settle a shareholder lawsuit, generated $18.3 million in cash during the nine month period ended September 30, 2000. Investing activities, which primarily consisted of purchases of equipment of $32.7 million and net purchases of marketable securities of $43.4 million, used $74.8 million of cash during the nine month period ended September 30, 2000. Financing activities, which primarily consisted of proceeds received from employee stock options exercised, raised $9.9 million during the nine month period ended September 30, 2000.

         As previously planned and disclosed, the Company ceased the wafer fabrication operations in the four-inch wafer fabrication facility during the third quarter of 1999. Fabrication facility dismantling and restoration activities began late in the fourth quarter of 1999 and are expected to continue through early 2001. The Company plans to restore these areas as office space in early 2001.

         As of September 30, 2000, the Company is committed to purchase approximately $22.7 million of equipment and furniture, and leasehold improvements. Included in the $22.7 million of equipment and furniture, and leasehold improvements are commitments associated with the expansion of our six-inch wafer fabrication facility. The expansion, which is expected to cost approximately $11.0 million, will approximately double our current production capacity and is expected to be completed in early 2001.

         We believe that existing funds and sources of capital, including internally generated funds and/or the $15.0 million available under the existing term loan facility, will be adequate to satisfy anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

Impact Of Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 (SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending December 31, 2001. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's results of operations or financial position.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  Exhibit 27. - Financial Data Schedule

         (b)      Reports on Form 8-K during the quarter ended September 30,
                  2000.

                  Form 8-K filed on August 15, 2000 relating to the Amended and Restated By-Laws of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ANADIGICS, INC.


                                             By: /s/ Thomas C. Shields
                                                 -------------------------------
                                                 Thomas C. Shields
                                                 Senior Vice President
                                                 and Chief Financial Officer

Dated: November 14, 2000

                                ANADIGICS, Inc.

                                 EXHIBIT INDEX

                                                                            Page
                                                                            ----

Exhibit 27.     Financial Data Schedule  ................................     17