Form 10-K405
period 2000-12-31
ANADIGICS INC
filed 2001-03-22
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

                                   (Mark one)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               22-2582106
 ---------------------------------      -----------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

            141 Mt. Bethel Road
             Warren, New Jersey                                   07059
------------------------------------------               ----------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001 was approximately $394 million, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares outstanding of the Registrant's common stock as of March 1, 2001 was 30,086,810.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before April 30, 2001 is incorporated by reference in Part III hereof).

PART 1

ITEM 1. BUSINESS.

Overview

         ANADIGICS, Inc. designs and manufactures radio frequency integrated circuit (RFIC) solutions for the growing wireless and broadband communications markets. Our high frequency RFIC products enable manufacturers of communications equipment to enhance overall system performance, and reduce manufacturing cost and time to market.

         In the wireless market we focus on applications and solutions for cellular and personal communications systems handsets. In the broadband markets our focus is on applications for cable subscriber products (including set top boxes and cable modems), cable infrastructure systems, and fiber optic communications systems. We believe we provide competitive advantages through our design, development and applications expertise, our high-volume, low-cost gallium arsenide (GaAs) technology, our state-of-the-art manufacturing processes and expertise, and our strong working relationships with leading original equipment manufacturers (OEMs).

         We design, develop and manufacture RFICs primarily using GaAs semiconductor material with various process technologies: Metal Semiconductor Field Effect Transistor (MESFET), Pseudomorphic High Electron Mobility Transistor (pHEMT), and Indium Gallium Phosphide (InGaP) Heterojunction Bipolar Transistor (HBT). We are also actively engaged in the design and development of RFICs using Silicon Germanium (SiGe) and Indium Phosphide (InP) semiconductor materials.

         The quality and reliability of our products is a result of a comprehensive design, characterization and qualification process. In addition to the design team located at our corporate headquarters in Warren, New Jersey, we operate four remote research and product development centers - Richardson, Texas; Newbury Park, California; Camberley Surrey, U.K.; and Rehovot, Israel.

         Our design and applications engineering staff is strategically active and engaged with customers during all phases of design and production. This strategy helps our customers speed up their design process and time to market, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         Our manufacturing occurs in a captive state-of-the-art six-inch diameter analog GaAs wafer fabrication facility in Warren, New Jersey. Our six-inch wafer fabrication facility allows us to produce, at a small incremental cost, more than twice the RFIC die per wafer than can be produced from the current industry norm four-inch wafer. With our strong manufacturing fabrication capability combined with extensive management expertise and innovative product designs, we believe we can quickly develop and manufacture products in line with market and customer requirements.

Industry Background

         Over the last decade, there have been remarkable developments in electronic communications, as evidenced by the emergence of wireless communications, Internet services and digital television services. Radio frequency/microwave and integrated circuit technologies have enabled increases in communications capacity and significant reductions in systems costs. The wireless and broadband communications markets are beneficiaries of current technological trends, including higher frequencies, digital modulation and higher levels of electronic integration.

         Wireless communications, led by cellular and personal communications systems (PCS) telephone services, are growing rapidly and wireless services are replacing land line telephone services in certain markets. Worldwide unit sales of cellular/PCS wireless handsets were approximately 400 million in 2000, a 42% growth from the 282 million units sold in 1999.

         Broadband markets are also benefiting from these technological changes. Cable television systems are moving from one-way analog signal distribution systems to interactive digital systems offering increased and new video content, Internet connection services and telephony. We estimate that approximately seven million digital set-top boxes were produced in 2000, more than double 1999's industry production. The production of cable modems, which allow high-speed Internet access through the cable network, is estimated to have quadrupled from 1999 to 2000 to approximately 10 million units.

         Expansion of broadband fiber optic networks is being driven by the increased demand for telecommunication services, such as the Internet, and by demand for corporate local area networks (LAN) and storage area networks (SAN), which require high-speed data transfer capability.

         Given these developments, OEMs are facing the following challenges and need the following solutions from their suppliers:

         o Shorter cycle times. In both the wireless and broadband communications markets, manufacturers must bring new subscriber products to market quickly in order to maintain their market position. The development of multi-chip modules, using advanced packaging techniques, and the development of relationships with providers of RF reference designs is imperative;

         o Need for low-cost products. Wireless handsets, cable set-top boxes, and cable modems are increasingly becoming consumer-driven, commodity products. Component suppliers must be cost effective in order for OEMs to stay competitive; and

         o Stronger supplier relationships. The digital, wireless, cable and fiber optic industries are standards driven. Companies in the communications industry must work very closely with their suppliers in order to develop new products. Companies therefore limit themselves to a small number of suppliers in order to keep their competitive advantages.

The GaAs Advantage

         Through our research and development efforts, we have developed expertise in producing cost-effective GaAs-based RFICs for high-volume commercial applications. These circuits offer the performance attributes required for radio frequency/microwave applications that are not easily obtainable with silicon-based integrated circuits. GaAs transistors can operate at frequencies up to three to five times greater than silicon transistors, and therefore can handle the requirements of radio frequency/microwave applications. GaAs RFICs have a lower noise figure than silicon-based integrated circuits, providing increased sensitivity, less distortion and interference and better dynamic range, thereby enabling systems to handle a wide range of signal strengths. GaAs is a semi-insulating material that facilitates integration of the passive components required in radio frequency/microwave applications. Finally, GaAs RFICs used in transmitter applications are also more power-efficient than silicon-based circuits, allowing for longer battery life or use of smaller batteries.

The SiGe Advantage

         The benefit of silicon germanium (SiGe) is that it utilizes advanced silicon processing technologies and larger wafer sizes. This can dramatically reduce the cost of devices, in most cases to a level considerably less than that of comparable GaAs devices. The maximum frequency of operation of SiGe is close to that of GaAs, and from a practical perspective, the battery life in wireless applications is comparable to GaAs. The operating voltage is also substantially lower. The lower breakdown voltage of SiGe devices, however, limits certain switching and transmission applications, such as RF transmission chains in wireless systems.

         We believe there is a current trend toward SiGe in infrastructure and handset designs, however, GaAs devices have significant performance advantages over SiGe devices at high frequencies and when high efficiency is required. Further, the SiGe intellectual property is narrowly held by only a few organizations, and relatively few manufacturers and foundries have SiGe manufacturing expertise. This current lack of intellectual property, such as the SiGe-based Complementary Metal Oxide Semiconductor (CMOS) processes, limits the appeal of the technology to the broader range of users.

The InP Advantage

         Component manufacturers for the photonics industry are aggressively developing ways to consolidate large numbers of separate devices into a single chip, customizing them for different applications, which would drastically reduce costs and improve performance. InP applications for discrete active devices are widespread in communications networking, making it the natural starting place for wholesale integration of passive devices for a complete system on a chip. As a semiconductor material, InP can provide all-in-one integrated functionality that includes light generation, detection, amplification, high-speed modulation and switching, as well as passive splitting, combining and routing. The same material can be used to make high-speed modulators, switches, amplifiers and detectors, or just passive waveguides for interconnecting these diverse devices. Despite all of the advantages, InP has limitations. One potential disadvantage with InP integration is that insertion loss tends to be high. Polarization-dependent loss is another potential disadvantage.

ANADIGICS' Strategy

         Our objective is to be a leading supplier of RFICs for the high-growth wireless and broadband communications markets. The cornerstone of our strategy is to capitalize on opportunities in the wireless and broadband communications markets by addressing applications that leverage our RFIC design and manufacturing expertise and longstanding relationships with leading OEMs in these markets. The key elements of this strategy include:

         Be First-to-Market with Proprietary Value-Added Products

         We intend to continue to design timely, cost-effective RFIC solutions for our target markets. The combination of an experienced engineering staff, "quick-turn" wafer fabrication, flexibility of using both in-house and contracted product assembly, and a world class product testing facility allows prototypes to be developed and ready for customer evaluation in less than one month. This design efficiency contributes to customer satisfaction and allows us to improve product designs rapidly for manufacturing efficiency. For example, we were the first manufacturer to offer an RFIC chip set for tuner applications in cable television set-top boxes and to offer a dual-band power amplifier (PA) that combines the functions of two PAs for cellular handsets into a single integrated circuit.

         Capitalize on World Class Manufacturing Capabilities, While Reducing Costs

         We will continue to focus on improving manufacturing performance and customer service, while reducing costs. We believe we can effectively control the critical phases of the production process in order to realize high manufacturing yields, product quality and customer satisfaction. A key element of the manufacturing strategy of our six-inch wafer fabrication facility has provided increased manufacturing capacities and short cycle times at a low incremental cost.

         Forge Strong Customer Relationships

         We have developed strong working relationships with our customers, many of whom are leading OEMs in their markets. Because the target markets are standards-driven, customer relationships are important. We have had close working relationships with Motorola, Inc. (and it's acquired unit - General Instrument) on product applications including cable set-top boxes and cable modems since 1992 and with Telefon AB L.M. Ericsson on wireless handsets since 1994. These relationships provide us with product development opportunities and the ability to anticipate future market needs. The rapid feedback received from our customers during the product design phase increases the likelihood that our designs will meet our customers' cost and performance requirements.

         Pursue Strategic Alliances and Investments

         We intend to pursue strategic alliances and investments to expand and improve upon our technologies, industry expertise, products and market share. We expect that these alliances and investments will be complementary to current activities and will enhance our ability to work with leading OEMs to develop next generation solutions. Strategic alliances have been formed with several companies to accelerate capabilities in the core wireless and broadband markets. During 1999, we entered into an agreement with Global Communication Semiconductors, Inc. to develop HBT technology, aligned with TEMIC Semiconductor GmbH to develop HBT products suitable for fabrication with SiGe semiconductor materials, and invested in Nxtwave Communications to further our broadband activities. In 2000, we made an equity investment in Embedded Wireless Devices to further exploit wireless networking and 3G applications.

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

         Our RFIC products are used in both cellular and PCS handsets where small size, multi-band operation and low power consumption are key features. In the United States, there are two primary digital cellular standards, TDMA and CDMA. Another standard, GSM, is regarded as the most widely deployed digital standard in the world, with a high degree of acceptance in Europe and Asia. In addition, some GSM systems have been deployed in North America. We currently produce power amplifiers (PAs) and RF switches for use in cellular and PCS handsets for the TDMA and GSM standards. In 2000, we introduced PAs for the CDMA standard. We also offer infrastructure products for both TDMA and GSM standards.

         We have developed single-band and multi-band InGaP HBT PA modules for all major digital standards. HBT technology offers high efficiency and low power consumption, as well as a lower total solution cost for PAs. This will allow our customers to build the transmitter section of the wireless handset more easily and quickly by reducing design complexity and component counts. We are also in production of a comprehensive family of standard and custom RF switches targeting handset applications using GaAs MESFET, pHEMT, and silicon technologies. The market for radio frequency/microwave switches is expected to continue to grow with the transition to multi-band, multi-mode handsets.

         Our principal customer in the wireless market is Telefon AB L.M. Ericsson, which accounted for 33%, 47%, and 44% of our net sales during 1998, 1999, and 2000, respectively. No other customer in this market accounted for more than 10% of net sales in 1998, 1999 or 2000.

         The following table sets forth information regarding our principal products in the wireless communications market:

 Product

Power and Driver Amplifiers:             Application


o   Single-band, single-mode PA          Used in the transmitter section of
                                         cellular handsets to send voice or data

o   Multi-band, multi-mode PA            Used in the transmitter section of
                                         cellular handsets to send voice or data
                                         over multiple frequencies and standards
                                         thereby allowing a service provider to
                                         handle more calls


o   Multi-band, multi-mode               Used to drive a PA
    driver amplifiers

o   Integrated high power amplifiers     Used in cellular base stations in the
                                         transmit chain

o   Dual-band 3-Volt HBT PA modules      Used in transmitter section of cellular
                                         handsets to send voice or data.
                                         Contains power amplifier(s) and other
                                         necessary components otherwise provided
                                         externally to the PA

Radio Frequency Standard
Products:

o   Switches                             Used in cellular handsets and other
                                         wireless applications to switch between
                                         receive and transmit modes, multiple
                                         bands, and multiple antennas

         Cable and Broadband. The trends that currently drive product development in the cable television and cable modem markets are:

         o        Shift to digital cable television with interactive services;

         o        Demand for high speed Internet access; and

         o        Emergence of cable telephony.

         The convergence of these trends, enabled by digital transmission, creates the need for innovative RFICs for cable television and cable modem applications.

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

         We produce tuner and reverse amplifier RFICs for cable modems and cable television set-top boxes. The tuner ICs are used in double conversion tuners to receive analog and digital signals in the 50-860 megahertz frequency band. Reverse amplifiers are used in cable modems and in certain cable set-top boxes that require a reverse path for interactivity. These tuner and reverse amplifier RFICs enable customers to accelerate and simplify their designs, and reduce manufacturing complexity and costs.

         In 2000 we introduced the PicoTuner(TM), a fully integrated, multi-chip, double conversion data tuner module. This data tuner module consists of an integrated upconverter with SAW filter and an integrated downconverter with dual synthesizer. We expect that this data tuner and other similar integrated multi-chip, double conversion tuner modules will be cost-competitive with single conversion tuners, while providing OEMs with an ease-of-use solution and improved performance for modems and other cable applications.

         We have also developed GaAs RFIC line amplifiers to be used in 50-860 megahertz cable television infrastructure equipment, such as line extenders, distribution amplifiers and system amplifiers. We have recently expanded our product offerings in this area by introducing line amplifier RFICs that operate at 24 volts.

         The principal customers in the cable and broadcast markets are Motorola, Inc., which represented 20%, 21%, and 26% of total sales in 1998, 1999, and 2000, respectively, Scientific-Atlanta, Inc., and Hughes Network Systems, Inc, which represented less than 10% of our total sales in each of those years.

         The following table sets forth information regarding our principal products in the cable television/cable modems market:

Product                                  Application

Cable and Broadband Subscriber Products:

    o Upconverters                       Used in set-top box double conversion
    o Downconverters                     video tuner and cable modems

    o Synthesizers                       Used to provide precise frequency
                                         control in the same applications as
                                         above

    o Reverse amplifiers                 Used in set-top boxes, cable modems and
                                         cable telephony to transmit signals
                                         from a set-top box upstream to a cable
                                         company headend for interactive
                                         applications

    o PicoTuner(TM)*                     Used in set-top boxes, cable modems and
                                         cable telephony to handle high-speed
                                         data, video, and voice signals

    * This product is at the
      sampling stage.

Cable and Broadband Infrastructure Products:

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

         o        A rapid increase in data traffic driven by Internet use;

         o        Increasing implementation of corporate local area networks
                  (LAN) and storage area networks (SAN), which require high speed data transfer capability; and

         o Ongoing upgrade of existing telecommunication and data communication systems with fiber optic systems.

         Fiber optic telecommunication systems use low-loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Most telecommunication networks today are based on Synchronous Optical Network (SONET) (United States and Japan) or SDH (Europe) standards. These standards require high sensitivity, high bandwidth, and wide dynamic range receivers.

         The front end of most fiber optic receivers contains a photodetector and a transimpedance amplifier (TIA). TIAs are used in both fiber optic telecommunications and data communications networks. Our GaAs TIAs are designed to meet the requirements of SONET systems covering data speeds of OC-3 through OC-192 and for use in the growing Dense Wavelength Division Multiplexing (DWDM) systems. Our GaAs SiGe-based next generation transimpedance amplifiers are designed specifically for three volt applications.

         For data communications receivers, we sell integrated photodiode and transimpedance amplifier products for the short wavelength (850 nanometer) and long wavelength (1300 nanometer) Gigabit Ethernet and Fibre Channel standards. Higher speed (2.5 gigabits per second) receiver products have been developed for the data communications market, in anticipation of the need for ever-increasing data speeds.

         Fiber optic data communications systems use either Gigabit Ethernet or Fibre Channel standards to achieve high-speed data transfer. The Gigabit Ethernet standard has emerged as the most widely used in LAN environments. It addresses the need for high speed transfers of large volumes of information and is effective in applications where large blocks of data must be transferred within buildings and over short distances. The Fibre Channel standard has emerged as the most widely used in SAN environments. The demand for Gigabit Ethernet and Fibre Channel solutions is expected to grow substantially over the next few years.

         No single customer in this market is responsible for more than 10% of net sales in 1998, 1999, or 2000. The following table sets forth information regarding our principal products in the fiber optic market:

Product                                     Application

Fiber Products:

    o   Transimpedance amplifiers           Used in the transceiver of a telecom
                                            fiber optic link to amplify the
                                            signal received

    o  Metal semiconductor metal            Used in the transceiver of a datacom
       optic link transimpedance            fiber to detect and amplify short
       amplifiers (MSM-TIA)                 wavelength optical signals

    o  Integrated Detector Preamp(IDP)      Used in the transceiver of a datacom
       transimpedance amplifiers            fiber optic link to detect and
       (PIN-TIA)                            amplify long wavelength optical
                                            signals


Marketing, Sales, Distribution and Customer Support

         We primarily sell our products directly to our customers worldwide. We have developed close working relationships with leading companies in the broadband and wireless communications markets. During 2000, we continued the expansion of our field sales force to provide local support to our customers. We signed a formal agreement with Richardson Electronics, a worldwide distributor of RF electronic components, to distribute our products. We began training of their sales force and shipped material into Richardson inventory. Additionally, we selectively use independent manufacturers' representatives to complement our direct sales and customer support efforts and in 2000 we continued to evaluate, upgrade and expand our sales representative organization. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

         We believe that the technical nature of our products and markets demands an extraordinary commitment to close relationships with our customers. The sales and marketing staff assisted by the technical staff and senior management visit prospective and existing customers worldwide on a regular basis. Additionally, both field and factory sales personnel communicate regularly with our customers. We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

         Our design and applications engineering staff is actively involved with customers during all phases of design and production. We provide our customers with engineering data, up-to-date product application notes, communicate with our customers' engineers on a regular basis and assist in resolving technical problems by working with our customers' engineers both on and off site. In most cases the design and applications engineers obtain prototypes from our customers in order to troubleshoot and identify potential improvements to the design in parallel with our customers' efforts. This strategy helps our customers speed up their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         Our policy is to provide our customers with applications engineering support at our customers' design locations and factories throughout the world, generally within 48 hours of a customer request. Our sales are typically made pursuant to customer purchase orders, which may be canceled by our customers without penalty.

Manufacturing, Assembly and Testing

         We fabricate all of our integrated circuits in our six-inch diameter GaAs wafer fabrication facility in a class 100 cleanroom in Warren, New Jersey. Present production capacity is approximately 700 six-inch diameter analog GaAs wafers per week. We are in the process of expanding our manufacturing operations. This expansion includes additional class 100 cleanroom space and equipment installation within our existing manufacturing facility. See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes".

         Our wafer processing technologies have been developed for low cost, high yield, rapid throughput and short cycle-time manufacturing. We have developed GaAs MESFET processes that we use to produce most of our products. By using ion implant variations, we can optimize performance and yield, allowing us to produce high-linearity, low-noise, receiver integrated circuits or transmitter integrated circuits with high power and efficiency.

         We have developed a GaAs pHEMT manufacturing process, which achieves extremely high electron mobility. Devices manufactured using this process have better sensitivity and bandwidth than conventional MESFET devices. The pHEMT process is an enabling technology that serves higher bit rate fiber optic systems.

         The most recent addition to manufacturing process technology is our GaAs HBT process. The six-inch diameter HBT process, including a backside VIA hole process, is the first in the industry. This is the technology of choice for many of our wireless applications. When coupled with a higher level of device integration, it enables products to operate with lower operating voltage and lower power consumption.

         Fabricated wafers are shipped to contractors in Asia for assembly into integrated circuit packages. Once assembled by the contractor, packaged integrated circuits are shipped back to our Warren, New Jersey facility for final testing. We believe that our flexible automated test systems are important to our ability to manufacture high quality integrated circuits at a low cost. We have devoted substantial amounts of capital over the last 18 months to increase our product test capacity, resulting in shortened product cycle times, reduced test-costs and improved test reliability. See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes," "We may face constraints on our test capacity which could result in manufacturing delays" and "We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment".

         Our manufacturing processes were certified as ISO 9001 compliant in December 1993. Since then, we have maintained compliance with this standard.

Raw Materials

         GaAs wafers, InP wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our integrated circuits are available from several suppliers. See "Risk Factors - Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments".

Research and Development

         We have made significant investments in our proprietary processes, including product design, wafer fabrication and integrated circuit testing, which we believe gives us a competitive advantage. Research and development expenses were $18.8 million, $29.7 million, and $39.8 million in 1998, 1999, and 2000, respectively. Our research and development efforts have primarily focused on developing low cost, high volume production of GaAs integrated circuit products for the wireless and broadband communications markets. InGaP HBT process and circuit development were completed in 2000, transitioning our wireless power amplifier business from a GaAs MESFET technology base. Our HBT process uses the more advanced technique of InGaP emitter layers, which we find gives our products enhanced temperature stability and increased reliability, while using fewer manufacturing processing steps. For high performance and high reliability applications such as fiber optics, we believe that the appropriate technology choice is InGaP emitters. GaAs HBT process technology uses either Aluminum Gallium Arsenide (AlGaAs) or InGaP emitter layers on the GaAs substrate. AlGaAs is generally considered first generation HBT technology and is the standard process used in volume HBT production today. In 2000, efforts were started to develop broadband integrated circuits utilizing InP and SiGe Bipolar Complementary Metal Oxide Semiconductor (BiCMOS) technologies through external foundry partners.

         As of December 31, 2000, we had approximately 155 engineers assigned primarily to research and development.

         Our wireless power amplifier capability was transformed in 2000 from plastic-packaged GaAs RF integrated circuit products to RF modules incorporating multiple technologies. This capability is critical to encapsulating RF intellectual property and know-how into a module that may be used to shrink the time-to-market for cellular phone manufacturers. Our RF power amplifier modules use a multi-layer laminate substrate to combine our proprietary six-inch InGaP HBT power amplifier integrated circuits with custom-designed CMOS controllers and passive components. This same technology platform is also being used in our cable business to combine our GaAs Ics with CMOS and passive components for our most complex integrated product, the PicoTuner(TM).

         Module integration capability required extending our design tools in several dimensions. Electromagnetic simulation of laminate substrates to design embedded passive components and model parasitic effects were added to our RF design tool set. These same tools are critical to designing broadband fiber integrated circuits for 40 gigabits per second data rates. In addition, the ability to simulate at the module level was greatly expanded through our partnership with a leading manufacturer of electronic design automation tools.

         We are also in the process of researching and developing other wafer processing technologies. In 2000, we began product development utilizing the very high frequency capability of InP technology in support of our efforts to extend our fiber products to 40 gigabits per second data rates. We are presently working with a foundry partner for InP.

         Additionally, product development efforts were started in 2000 to explore the use of SiGe BiCMOS for higher integration level of RF integrated circuits. In addition, several silicon CMOS components were developed to support our module efforts. We currently do not intend to manufacture in-house with either of these technologies as we believes there will be adequate external foundry capacity available. See "Risk Factors - Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments."

Customers

         We receive most of our revenues from a few significant customers. See "Risk Factors - We depend on a small number of customers; a loss of or a decrease in purchases by one of these customers would materially and adversely affect our revenues."

Employees

         As of December 31, 2000, we had 578 employees, none of whom was a member of a labor union. We believe our labor relations to be good and we have never experienced a work stoppage.

Competition

         Competition in all of the markets for our current products is intense; competition is on the basis of performance, price and delivery. Competitors in the wireless market are suppliers of both discrete devices and integrated circuits, and include Alpha Industries, Inc., Conexant Systems, Inc., Hitachi, Ltd., Royal Philips Electronics N.V., RF Micro Devices, Inc., and TriQuint Semiconductor, Inc.

         In the cable and broadcast markets, our competitors are also primarily manufacturers of both discrete components and integrated circuits, and include Analog Devices, Inc., Conexant Systems, Inc., Maxim Integrated Products, Inc., and Microtune, Inc.

         In the fiber optic market, principal competitors are Applied Micro Circuits Corp., Conexant Systems, Inc., Maxim Integrated Products, Inc., and Vitesse Semiconductor Corp., as well as certain of our customers who design and fabricate their own in-house solutions.

         Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Increased competition could adversely affect our revenue and profitability through price reductions or reduced demand for our products. See "Risk Factors - We face intense competition, which could result in a decrease of our products' prices and sales."

Patents, Licenses and Proprietary Rights

         It is our practice to seek U.S. and foreign patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. We own nineteen U.S. patents and have seven pending U.S. patent applications and one pending foreign patent application filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1988 and 2000 and will expire between 2006 and 2016

         We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We have also entered into non-disclosure agreements to protect our confidential information delivered to third parties, in conjunction with possible corporate collaborations and for other purposes.

Environmental Matters

         Our operations are subject to federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. These laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct, and have conducted, our activities and operations in substantial compliance with applicable environmental laws, and that costs arising from existing environmental laws will not have a material adverse effect on our results of operations. We cannot assure you, however, that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws.

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

         We receive most of our revenues from a few significant customers. Sales to Ericsson and its subcontractors and Motorola accounted for 33% and 20%, respectively, of 1998 net sales. Ericsson and Motorola accounted for 47% and 21%, respectively, of 1999 net sales. Sales to Ericsson and Motorola accounted for 44% and 26%, respectively, of net sales during 2000. No other customer accounted for greater than 10% of net sales during these periods. Ericsson accounted for 99% of our wireless applications sales during 2000. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose Ericsson, Motorola or another major customer, or if sales to Ericsson, Motorola or another major customer were to decrease materially, results of operations would be materially and adversely affected. See "Business - Target Markets and Products".

Our business could be adversely affected by our failure to process wafers using our GaAs InGaP HBT technology.

         We have developed GaAs InGaP HBT process capability to manufacture power amplifiers and certain other integrated circuits. Some of our competitors already offer products using HBT technology. We hope to begin production of commercial quantities of GaAs InGaP HBT products in our manufacturing facility during the second quarter of 2001. We cannot assure you that our efforts will result in commercially successful GaAs HBT products in a timely or cost effective manner, if at all. Our in-house product design efforts may be delayed or may fail to deliver viable GaAs InGaP HBT products. Our results of operations could be materially and adversely affected by our failure to process wafers using this technology. Even if we are successful, our customers may purchase their GaAs InGaP HBT requirements from our competitors.

Decreases in our customers' sales volumes could result in decreases in our sales volumes.

         A substantial portion of our sales are derived from sales to OEMs. Where our products are designed into an OEM's product, our sales volumes depend upon the commercial success of the OEM's product. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demands for our customers' products.

We will need to keep pace with rapid product and process development and technological changes to be competitive.

         Rapid changes in both product and process technologies characterize the markets for our products. Because these technologies are continually improving, we believe that our future success will depend, in part, upon our ability to continue to improve our product and process technologies and develop new products and process technologies. If a competing technology emerges that is superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economic alternative technology, the results of operations would be materially and adversely affected. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure you that funds for these investments will be available or that these enhancements and technologies will be successful. See "Business - Competition" and "Research and Development".

Our products have experienced rapidly declining unit prices.

         In each of the markets where we compete, prices of established products tend to decline significantly over time. Accordingly, in order to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, the results of operations would be materially and adversely affected.

The variability of our manufacturing yields may affect our gross margins.

         Our manufacturing yields vary significantly among products, depending on the complexity of a particular GaAs integrated circuit's design and our experience in manufacturing that type of GaAs integrated circuit. Although our process technology uses standard silicon semiconductor manufacturing equipment, aggregate production quantities of GaAs integrated circuits manufactured, and the GaAs integrated circuit industry in general, have been relatively low compared with silicon integrated circuit production volumes. We have experienced difficulties in achieving planned yields in the past, which have adversely affected our gross margins.

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

         o        Contamination of the manufacturing environment; and

         o        Equipment failure.

         Much of our manufacturing costs are relatively fixed and average selling prices for our products tend to decline over time. Therefore, it is critical for us to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve the results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect the operating results and have done so in the past. We cannot assure you that we will be able to continue to improve yields in the future or that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, the results of operations could be materially and adversely affected. See "Business - Manufacturing, Assembly and Testing".

We may face constraints on our manufacturing capacity, which would limit our ability to increase sales volumes.

         We believe that our expanded six-inch wafer fabrication facility should be able to satisfy our forcasted production needs. However, if production volumes were to increase significantly from expected levels, we might be required to hire, train and manage additional production personnel in order to successfully increase production capacity at this facility. We cannot assure you that we would be able to implement these changes successfully. A delay for any reason in capacity increase would limit our ability to increase sales volumes. In addition, if we fail to increase production and do not have sufficient capacity to satisfy the demand for our products, our relationships with customers could be harmed.

We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment.

         We do not assemble our integrated circuits or multi-chip modules. Instead, we provide the GaAs integrated circuit die and, in some cases, packaging and other components to assembly vendors located primarily in Asia. We maintain one qualified service supplier for each assembly process. If we are unable to obtain sufficient high quality and timely assembly service, or if we lose any of our current assembly vendors, we would experience delays or reductions in product shipment, and/or reduced product yields that could materially and adversely affect the results of operations.

We may face constraints on our test capacity, which could result in manufacturing delays.

         We use automated test equipment that, at times, is short in supply. As a result, we need to order the test equipment from the manufacturer far in advance of our anticipated need. We cannot assure you that we can obtain the appropriate equipment in a timely or cost effective manner. Our inability to obtain appropriate test equipment in a timely manner could result in manufacturing delays which would have a material and adverse effect on the results of operations.

The short life cycles of some of our products may leave us with obsolete or excess inventories.

         The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. For example, we estimate that current life cycles for cellular and PCS telephone handsets, and in turn our cellular and PCS products, are approximately 12 to 24 months. Products with short life cycles require us to manage closely production and inventory levels. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us.

Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments.

         We do not manufacture any of the starting wafers, packaging or passive components used in the production of our GaAs integrated circuits. Starting wafers and packaging components are available from a limited number of sources. If we are unable to obtain these wafers or components in the required quantities and quality we could experience delays or reductions in product shipments, which would materially and adversely affect results of operations. Although we have not experienced any significant difficulty to date in obtaining wafers or components, we cannot assure you that shortages will not arise in the future.

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

         Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for approximately 58%, 61% and 60% of total net sales for 1998, 1999, and 2000, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of our total net sales. In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of GaAs integrated circuits, and assemble nearly all of our products.

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

         Several provisions of our certificate of incorporation and by-laws may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock. These provisions include:

         o Preferred stock - the board of directors can issue preferred stock senior to common stock at any time. This may make it more difficult and more expensive to acquire us;

         o Staggered board - only a minority of the total number of board members can be elected each year. This may make it more difficult for a potential purchaser to elect enough directors to assure control of us; and

         o Shareholder rights agreement - the shareholder rights agreement may make it more difficult and more expensive to acquire us, unless the shareholder rights are first redeemed by the board of directors.

         In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.

We will pursue selective acquisitions and alliances and the management and integration of additional operations could divert management time.

         As part of our strategy, we will selectively pursue acquisitions and alliances. Our ability to complete acquisitions or alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could adversely affect our operating results, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies. There can be no assurance that we will be able to obtain the capital necessary to consummate acquisition or alliances on satisfactory terms, if at all. Future acquisitions or alliances could result in additional debt, equity, costs and contingent liabilities, all of which could materially adversely affect the results of operations or financial condition.

We face intense competition, which could result in a decrease of our products' prices and sales.

         The semiconductor industry is intensely competitive and is characterized by rapid technological change. We compete with manufacturers of discrete GaAs and silicon semiconductors and with manufacturers of GaAs and silicon integrated circuits. We expect increased competition from:

         o Other GaAs integrated circuit manufacturers who may replace us as a single source supplier to an OEM or otherwise dilute our sales to an OEM;

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

         Any of these developments could materially and adversely affect the results of operations.

         Most of our current and potential competitors, including Alpha Industries, Inc., Applied Micro Circuits (AMCC), Conexant Systems, Inc., Hitachi Ltd., Maxim Integrated Products, Inc, Motorola, NEC Corp, RF Micro Devices, Inc., Royal Philips Electronics, N.V., Microtune, Inc., TriQuint Semiconductor, Inc. and Vitesse Semiconductor Corporation, have significantly greater financial, technical, manufacturing and marketing resources than we do. We cannot assure you that we will be able to compete successfully with existing or new competitors. See "Business - Competition".

Our operating results can vary significantly.

         The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at times, involving diminished product demand, accelerated erosion of average selling prices and production over-capacity. We may experience substantial period to period fluctuations in future operating results. You should not rely on our operating results for any previous year(s) as an indicator of what results may be for any future year(s).

We may not be successful in avoiding claims that we infringed on the intellectual property rights of others or in protecting our own intellectual property rights.

         Our success depends in part on our ability to obtain patents and copyrights, maintain trade secret protection and operate without infringing on the proprietary rights of third parties.

         As is typical in the semiconductor industry, we have been notified, and may be notified in the future, that we are infringing on certain patent and /or other intellectual property rights of others. If we are determined that we have infringed on others' intellectual property rights, we cannot assure you that we would be able to obtain any required licenses on commercially reasonable terms.

         In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities which we seek to protect, in part, by confidentiality agreements with our collaborators and employees. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others. See "Business - Patents, Licenses and Proprietary Rights" and "Legal Matters".

ITEM 2. PROPERTIES.

         Anadigics, Inc. was incorporated in Delaware on April 24, 1984. Our executive offices are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently occupy space in three buildings in Warren, New Jersey, all of which are located in the same industrial park. Approximately 167,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty year lease expiring on December 31, 2016. Approximately 89,000 square feet of office and manufacturing space is occupied in a building located at 35 Technology Drive under two separate leases both of which expire on May 1, 2005. The lease representing approximately 72,000 square feet may be extended for an additional ten year period and two additional five year periods and the lease representing approximately 17,000 square feet may be extended for an additional five year period. Approximately 7,500 square feet of office space is occupied in a building located at 30 Technology Drive under a five-year rental agreement expiring August 2002.

         We also occupy 5,448, 5,768, 7,000 and 2,192 square feet of office space located in Richardson, Texas; Newbury Park, California; Camberley Surrey, U.K.; and Rehovot, Israel, respectively, under lease agreements ranging from three months to five years that can be extended, at our option.

         Our telephone number is (908) 668-5000 and our Website address is http://www.anadigics.com.

ITEM 3. LEGAL PROCEEDINGS.

         Shareholder Litigation

         The previously-disclosed consolidated securities class action, captioned In re ANADIGICS, Inc. Securities Litigation, No. 98-CV-917 (MLC) (D.N.J.), and shareholder's derivative lawsuit, captioned Deegan v. Rosenzweig, No. 98-CV-3640 (MLC) (D.N.J.), were settled jointly in mid-January 2000 pursuant to a final Order of the United States District Court for the District of New Jersey dated December 7, 1999. The total settlement payment (including the costs of administering the settlement) was $11.8 million, of which approximately $5.3 million was paid on our behalf by our insurers.

         ANADIGICS is party to other litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock has been quoted on the NASDAQ National Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following our initial public offering of our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for our Common Stock.

                                                          HIGH       LOW
                                                        ---------  ---------

2000

Fourth Quarter.....................................   $   25.50   $   13.94
Third Quarter......................................       41.50       19.88
Second Quarter.....................................       76.25       26.88
First Quarter......................................      108.88       28.75


1999

Fourth Quarter.....................................   $   36.92   $   18.42
Third Quarter......................................       26.58       17.33
Second Quarter.....................................       24.79       10.67
First Quarter......................................       12.42        7.46


         As of December 31, 2000, there were 30,027,760 shares of Common Stock outstanding and 352 holders of record of the Common Stock.

         We have never paid cash dividends on our capital stock. Our bank credit agreement prohibits the payment of cash dividends without the consent of the lender. See Note 10 to the Consolidated Financial Statements. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

                                                                YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                          1996            1997           1998            1999            2000
                                      ------------    ------------   ------------    ------------    ------------

                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS:
Net sales .........................   $     68,864    $    102,536   $     86,075    $    131,159    $    172,268
Cost of sales .....................         38,887          56,093         66,228          75,820          89,471
                                      ------------    ------------   ------------    ------------    ------------
Gross profit ......................         29,977          46,443         19,847          55,339          82,797
Research and development expenses .         12,036          16,765         18,824          29,658          39,799
Selling and administrative

  expenses ........................          8,206          12,139         12,926          19,092          26,202
Restructuring charges .............           --              --            7,126            (441)           --
                                      ------------    ------------   ------------    ------------    ------------
Operating income (loss) ...........          9,735          17,539        (19,029)          7,030          16,796
Interest expense ..................            371             155             79             369             300
Interest income ...................          1,739           3,384          2,382           3,637          10,821
Other (expense) income ............           --              --               (7)             25           1,279
Provision for litigation
  settlement ......................           --              --             --             6,925            --
                                      ------------    ------------   ------------    ------------    ------------
Income (loss) before income taxes .         11,103          20,768        (16,733)          3,398          28,596
Provision (benefit) for

  income taxes ....................           (888)          5,439         (7,175)            810           9,704
                                      ------------    ------------   ------------    ------------    ------------
Net income (loss) .................   $     11,991    $     15,329   $     (9,558)   $      2,588    $     18,892
                                      ============    ============   ============    ============    ============
Basic earnings (loss) per share ...   $       0.65    $       0.72   $      (0.43)   $       0.11    $       0.64
                                      ============    ============   ============    ============    ============
Weighted average common shares
  outstanding .....................     18,532,967      21,419,936     22,085,912      23,602,799      29,712,879

Diluted earnings (loss) per
   share ..........................   $       0.62    $       0.68   $      (0.43)   $       0.10    $       0.60
                                      ============    ============   ============    ============    ============
Weighted average common and
  dilutive securities
  outstanding .....................     19,361,777      22,595,819     22,085,912      25,203,882      31,519,889


                                                                AT DECEMBER 31,
                                              -----------------------------------------------
                                                1996      1997      1998      1999     2000
                                              --------  --------  --------  -------- --------

                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 37,825  $ 65,061  $ 57,123  $176,322 $179,987
Total assets................................    86,996   168,084   154,098   317,610  352,473
Current maturities of capital
  lease obligations.........................     1,292       425       229       151      250
Capital lease obligations, less
  current portion...........................       627       389       183        32        -
Current maturities of long-term debt........         -         -     1,000     1,000    1,000
Long-term debt, less current portion........         -         -     4,000     3,000    2,000
Total stockholders' equity..................    70,557   146,463   137,807   276,649  328,832

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We were organized in 1984 and initially focused on the development and manufacture of GaAs integrated circuits for low-volume defense and aerospace applications. In 1988 we began shifting our strategy to focus on radio frequency/microwave communications systems for high-volume applications, and began production for these applications in 1989. In 1992 we introduced integrated circuits for the cable television market. In late 1994 we entered the wireless communications market with the introduction of cellular telephone integrated circuits. In 1998 we expanded our fiber optic product offerings with the introduction of transimpedance amplifiers for the gigabit ethernet market.

         In the next few years, we believe there are opportunities to develop integrated circuits in silicon or silicon germanium technology that improve the performance of silicon by improving silicon's electron mobility which would enhance our GaAs integrated circuits in modules.

         We strive to achieve market advantage through the application of our radio frequency/microwave design and application knowledge. With our design expertise we have led the industry with the introduction of innovative products. Recent examples include the OC-192, Transimpedance Amplifiers, 3-volt InGaP HBT Power Amplifiers, IP telephony Reverse Path Amplifiers, 24-volt Line Amplifiers, the PicoTuner(TM), Universal Reverse Amplifiers, and 2.5 GB/s datacom receivers, all of which offer greater levels of product performance and reduce original equipment manufacturers' production costs.

         We aim to achieve cost advantage through the scale and efficiency of our manufacturing operations. During 1999 we began production in our new six-inch analog GaAs wafer fabrication facility, which we believe to be the first six-inch analog GaAs wafer fabrication facility in our industry. Using a six-inch wafer allows us to produce, at a small incremental cost, more than twice the integrated circuit dice per wafer than can be produced from the industry norm four-inch wafer.

         The general slowdown in the industry in which we operate as well as the overall slowing of the economy has had, and we believe will continue to have, a negative impact on our net sales, gross margins and other results of operations. Therefore our results of operations for the first two quarters of 2000 and for the year 2000 are not indicative of our expected results of operations for the comparable periods in 2001.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                             1998         1999         2000
                                                         -----------  -----------  -----------
Net sales..............................................       100.0%       100.0%       100.0%
Cost of sales..........................................        76.9         57.8         51.9
                                                            -------       ------       ------
Gross profit...........................................        23.1         42.2         48.1
Research and development...............................        21.9         22.6         23.1
Selling and administrative expense.....................        15.0         14.5         15.2
Restructuring charges..................................         8.3         (0.3)           -
                                                            -------       ------       ------
Operating income (loss)................................       (22.1)         5.4          9.8
Interest expense.......................................         0.1          0.3          0.2
Interest income........................................         2.8          2.8          7.0
Other (expense) income.................................           -            -            -
Provision for litigation settlement....................           -          5.3            -
                                                            -------       ------       ------
Income (loss) before income taxes......................       (19.4)         2.6         16.6
Provision (benefit) for income taxes...................        (8.3)         0.6          5.6
                                                            -------       ------       ------
Net income (loss)......................................       (11.1)%        2.0%        11.0%
                                                            =======       ======       ======

2000 COMPARED TO 1999

         NET SALES. Net sales during 2000 increased 31% to $172.3 million from $131.2 million in 1999.

         Sales of integrated circuits for cellular and PCS wireless applications increased 26% in 2000 to $76.5 million from $60.8 million in 1999 reflecting the strong demand for our dual-band power amplifiers.

         Sales of integrated circuits for cable and broadcast applications increased 58% in 2000 to $74.0 million from $46.9 million in 1999. Sales in 1999 included $0.7 million in sales of low-noise-block converter integrated circuits (production of which was ceased during the third quarter of 1998). The increase in sales was primarily attributable to increased demand for our integrated circuit chip set, which is used in digital set-top converters and cable modems; and increased demand for our integrated circuit line amplifier, which is used as a repeater in hybrid cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunication and data communication applications decreased 6% in 2000 to $21.8 million from $23.3 million in 1999, reflecting decreased demand for our transimpedance amplifiers for SONET applications, while increased demand resulted in higher sales of high speed gigabit ethernet data communications applications. We expect increased competition from internally sourced silicon integrated circuits at certain of our customers for SONET OC-12 and OC-24 fiber optic transimpedance amplifiers. Increased competition could result in decreased prices of our integrated circuits and/or reduced demand for our products. Sales of SONET OC-12 and OC-24 fiber optic transimpedance amplifiers were approximately $3.7 million during 2000.

         Generally, selling prices for same product sales were lower during 2000 compared to 1999.

         GROSS MARGIN. Gross margin during 2000 increased to 48.1% from 42.2% in 1999. Excluding accelerated depreciation expense of $5.3 million, gross margin was 46.2% during 1999. The accelerated depreciation expense was due to a reduction in the useful lives of the fabrication facility equipment and leasehold improvements with original lives ranging from five to twenty years that were reduced to a life of nine months beginning October 1, 1998. The reduction in estimated useful life followed our October 1998 decision to close our four-inch wafer fabrication facility.

         The increase in gross margin during 2000 to 48.1% from 46.2% (excluding the accelerated depreciation of $5.3 million) resulted from leveraging fixed costs over higher sales and production levels during 2000, and greater manufacturing efficiencies through cost structure improvements that were put in place during the year.

         RESEARCH AND DEVELOPMENT. ANADIGICS-funded research and development expenses increased 34% during 2000 to $39.8 million from $29.7 million in 1999. The increase was primarily attributable to increased headcount to support increased R&D activities; increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications; and increased research and development of new process technologies including HBT. As a percent of sales, ANADIGICS-funded research and development increased to 23.1% during 2000 from 22.6% in 1999.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 37% during 2000 to $26.2 million from $19.1 million in 1999. The increase was primarily attributable to increases in performance-related compensation costs, recruiting and relocation costs, consulting costs, and marketing costs. As a percentage of sales, selling and administrative expenses increased to 15.2% during 2000 from 14.5% in 1999.

         INTEREST INCOME, NET. Net interest income increased 218% during 2000 to $10.5 million from $3.3 million in 1999. The increase in net interest income of $7.2 million was primarily due to a higher amount of investments during 2000 as we invested proceeds of $116.1 million (net of related expenses) from a common stock public offering completed on November 1, 1999.

         PROVISION FOR LITIGATION SETTLEMENT. A provision for litigation settlement of $6.9 million was recorded in the second quarter of 1999. The provision consisted of a settlement payment of $11.8 million (offset by insurance proceeds of $5.3 million) and $0.4 million of additional legal, settlement, notification and court related fees referenced in Item 3. above. (See Part I - Item 3. Legal Proceedings).

         PROVISION FOR INCOME TAXES. We recorded a provision for income taxes during 2000 of $9.7 million, or 33.9% of income before income taxes. The provision for income taxes primarily consisted of federal and state income taxes of $10.6 million at the respective statutory rates, which were partially offset by $0.9 million of research and experimentation tax credits.

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

         Sales of integrated circuits for fiber optic telecommunication and data communication applications increased 32% during 1999 to $23.3 million from $17.6 million in 1998, as demand for our transimpedance amplifiers for SONET long-haul fiber optic telecommunications applications and for high speed gigabit ethernet data communications applications increased. We expect increased competition from internally sourced silicon integrated circuits at certain of our customers for SONET OC-12 and OC-24 fiber optic transimpedance amplifiers. Increased competition could result in decreased prices of our integrated circuits and/or reduced demand for our products. Sales of SONET OC-12 and OC-24 fiber optic transimpedance amplifiers were approximately $9.9 million during 1999.

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

         Excluding special charges for inventory reserves (which were primarily for work-in-process and finished goods) of $6.6 million (substantially all of which was scrapped prior to December 31, 1998) and accelerated depreciation expense of $2.7 million associated with our October 1998 decision to close our four-inch wafer fabrication facility, gross margin was 33.9% during 1998. The special charges for inventory reserves consisted of the following: $3.4 million of older generation, single-band power amplifier integrated circuits used in cellular applications, $2.1 million of LNB integrated circuits used in DBS applications, and $1.1 million of older generation line amplifiers used in CATV applications. We aggressively attempted to sell these integrated circuits in certain markets (primarily secondary communications markets in Asia). We experienced limited success in selling these integrated circuits during 1998 and reevaluated our selling efforts and the potential markets for these products during 1998. Based upon this reevaluation, we decided that we would curtail our efforts to sell these products.

         The increase in gross margin during 1999 to 46.2% (excluding the accelerated depreciation of $5.3 million) from 33.9% (excluding the special charge for inventory reserves of $6.6 million and accelerated depreciation expense of $2.7 million) resulted from leveraging fixed costs over higher sales levels during 1999 and manufacturing cost structure improvements.

         RESEARCH AND DEVELOPMENT. ANADIGICS-funded research and development expenses increased 58% during 1999 to $29.7 million from $18.8 million in 1998. The increase was primarily attributable to increased research and development of integrated circuits for cellular and PCS, CATV, and fiber optic applications; and increased research and development of new process technologies. As a percent of sales, ANADIGICS-funded research and development increased to 22.6% during 1999 from 21.9% in 1998.

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

         We recorded restructuring charges totaling $7.1 million during 1998 in connection with our plan to lower manufacturing costs and streamline our manufacturing operations. The restructuring charges consisted of write-downs of impaired assets of $4.5 million, reductions in force of $1.6 million, and wafer fabrication facility shutdown and removal costs of $1.0 million.

         Write-downs of Impaired Assets. We evaluated the on-going value of certain assets. Based upon our plan to dispose of certain assets with a carrying amount of $4.6 million and our estimate of sales value, net of related costs to sell, at $0.1 million. The estimated sales value was based on quoted market prices or on the best information available under the circumstances. In most instances, there was no market for the impaired asset and therefore the fair value was zero. As a result, we recorded an impairment loss of $4.5 million, which consisted of the following items:

Write-down of assets associated with the conversion of the
      new wafer fabrication facility from 4-inch to 6-inch wafers $ 2.2 Write-down of assets associated with the closure of our
      in-house assembly operations ..............................      1.0
Write-off of software, in connection with our
      on-going information systems improvements .................      0.8

Unused production assets previously used in the production
      of DBS LNB converter integrated circuits ..................      0.5
                                                                    ------

         Total write-down on impairment of long-lived assets ....   $  4.5
                                                                    ======

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

         Facility Shutdown and Removal Costs. We recorded charges of $1.0 million in 1999 associated with the shutdown and removal of our four-inch wafer fabrication facility, which is expected to be completed by the end of the first half of 2001.

         INTEREST INCOME, NET. Net interest income increased 43% during 1999 to $3.3 million from $2.3 million in 1998. The increase in interest income, net of $1.0 million was primarily due to a higher amount of investments during 1999 as we received proceeds of $116.1 million (net of related expenses) from a common stock public offering completed on November 1, 1999.

         PROVISION FOR LITIGATION SETTLEMENT. A provision for litigation settlement of $6.9 million was recorded during 1999. The provision consisted of a settlement payment of approximately $6.5 million in connection with the settlement of the lawsuits referenced in Item 3. above, plus other related costs and legal fees. (See Part I - Item 3. Legal Proceedings).

         PROVISION FOR INCOME TAXES. We recorded a provision for income taxes during 1999 of $0.8 million, or 23.8% of income before income taxes. The provision for income taxes primarily consisted of federal and state income taxes of $1.3 million at the respective statutory rates, which were partially offset by $0.5 million of research and experimentation tax credits.

LIQUIDITY AND SOURCES OF CAPITAL

         At December 31, 2000 we had $95.1 million of cash and cash equivalents on hand and $71.1 million in marketable securities. We had $3.0 million of bank debt outstanding as of December 31, 2000. We entered into an interest rate swap agreement in 1998, which effectively fixes the interest rate on this portion of the credit facility at 7.09%. The swap effectively changed the variable interest rate of this bank debt to a fixed rate for which the present value of the cash flow is approximately the same. As of December 31, 2000, we also had $15.0 million available under a term loan facility. The drawdown period on the term loan facility expires on July 1, 2001. The outstanding bank debt and the term loan facility are subject to certain financial covenants. Substantially all of our assets are pledged as security for repayments of the outstanding bank debt and borrowings, if any, under the term loan facility.

         Operations generated $24.7 million in cash during 2000. Investing activities, consisting primarily of purchases of equipment of $43.6 million and net purchases of marketable securities of $48.1 million, used $90.3 million of cash during 2000. Financing activities raised $10.8 million during 2000. Cash provided by financing activities primarily consisted of proceeds received from employee stock options exercised.

         We ceased our wafer fabrication operations in our four-inch wafer fabrication facility during the third quarter of 1999. Fabrication facility dismantling and restoration activities began late in the fourth quarter of 1999. We plan to complete the dismantling of the facility during the first half of 2001.

         In December 1999, we entered into an agreement to expand our six-inch production facility, which includes leasehold improvements and the purchase of capital equipment. The expansion, which is expected to cost approximately $14.0 million (of which $6.4 million has been spent through December 31, 2000), will approximately double our current production capacity and is expected to be completed at the end of the third quarter of 2001.

         At December 31, 2000, we had purchase commitments of approximately $11.0 million for equipment, furniture, and leasehold improvements, inclusive of our six-inch production facility expansion, for the first half of 2001.

         We believe that our existing sources of capital, including internally generated funds and/or $15.0 million available under our existing term loan facility and renewals thereof, will be adequate to satisfy anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 (SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 will require adoption no later than the beginning of our fiscal year ending December 31, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant impact on earnings or the financial position of the Company.

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

         At December 31, 2000, we held marketable securities with an estimated fair value of $71,405. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2000:

Estimated Principal Amount and Weighted Average Stated          Fair
       Rate by Expected Maturity Value                          Value
-----------------------------------------------------         ---------
(000's)        2001           2002             Total           (000's)
-----------------------------------------------------         ---------
Principal    $53,321        $17,739           $71,060          $71,405

Weighted
 Average
 Stated

 Rates          6.27%          6.48%             6.32%               -
-------------------------------------------------------       ---------

         The stated rates of interest expressed in the above table may not approximate the actual yield of the securities which we currently hold since we have purchased some of our marketable securities at other than face value. Additionally, some of the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, we may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of current holdings, affecting both future cash interest streams and future earnings. In addition to investments in marketable securities, we place some of our cash in money market funds in order to keep cash available to fund operations and to hold cash pending investments in marketable securities. Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2000 and 1999, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP

MetroPark, New Jersey
January 25, 2001

                                 ANADIGICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                   -------------------------
                                                                                      1999        2000
                                                                                   ---------    ---------
                                  ASSETS

Current assets:
  Cash and cash equivalents .........................................               $149,895     $ 95,116
  Marketable securities .............................................                 14,452       53,254
  Accounts receivable, net of allowance for doubtful accounts of $185
    and $275 in 1999 and 2000, respectively .........................                 25,151       21,794
  Inventories .......................................................                 10,334       22,969
  Prepaid expenses and other current assets .........................                  2,708        3,475
  Insurance settlement receivable ...................................                  5,325         --
  Deferred taxes ....................................................                  4,840        3,035
                                                                                    --------     --------
Total current assets ................................................                212,705      199,643

Marketable securities ...............................................                  7,404       17,791
Plant and equipment:
  Equipment and furniture ...........................................                115,195      137,819
  Leasehold improvements ............................................                 27,553       32,767
  Projects in process ...............................................                  8,525       19,083
                                                                                    --------     --------
                                                                                     151,273      189,669
  Less accumulated depreciation and amortization ....................                 66,383       83,034
                                                                                    --------     --------
                                                                                      84,890      106,635
Deferred taxes ......................................................                 10,447       23,102
Other assets ........................................................                  2,164        5,302
                                                                                    --------     --------
                                                                                    $317,610     $352,473
                                                                                    ========     ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................   $  15,901    $  10,985
  Accrued litigation settlement costs ..........................................      11,761         --
  Accrued liabilities ..........................................................       6,577        6,824
  Current maturities of capital lease obligations ..............................         151          250
  Accrued restructuring costs ..................................................         993          597
  Current maturities of long-term debt .........................................       1,000        1,000
                                                                                   ---------    ---------
Total current liabilities ......................................................      36,383       19,656

Capital lease obligations, less current portion ................................          32         --
Other long-term liabilities ....................................................       1,546        1,985
Long-term debt, less current portion ...........................................       3,000        2,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding.......................................................
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding...............................
  Common stock, $0.01 par value, 68,000,000 and 144,000,000 shares authorized at
    December 31, 1999 and 2000, respectively, and 28,862,261 and 30,027,760 issued and outstanding at December 31,
    1999 and 2000, respectively ................................................         289          300
  Additional paid-in capital ...................................................     296,496      329,362
  Accumulated deficit ..........................................................     (20,010)      (1,118)
  Accumulated other comprehensive (loss) income ................................        (126)         288
                                                                                   ---------    ---------
Total stockholders' equity .....................................................     276,649      328,832
                                                                                   ---------    ---------
                                                                                   $ 317,610    $ 352,473
                                                                                   =========    =========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1998        1999        2000
                                                         ----------  ----------  ----------
Net sales............................................... $   86,075  $  131,159  $  172,268
Cost of sales...........................................     66,228      75,820      89,471
                                                         ----------  ----------  ----------
Gross profit............................................     19,847      55,339      82,797
Research and development expenses.......................     18,824      29,658      39,799
Selling and administrative expenses.....................     12,926      19,092      26,202
Restructuring charges...................................      7,126        (441)          -
                                                         ----------  ----------  ----------
                                                             38,876      48,309      66,001
                                                         ----------  ----------  ----------
Operating (loss) income.................................    (19,029)      7,030      16,796
Other (expense) income..................................         (7)         25       1,279
Interest income, net....................................      2,303       3,268      10,521
Provision for litigation settlement.....................          -       6,925           -
                                                         ----------  ----------  ----------
(Loss) income before income taxes.......................    (16,733)      3,398      28,596
(Benefit) provision for income taxes....................     (7,175)        810       9,704
                                                         ----------  ----------  ----------
Net (loss) income....................................... $   (9,558) $    2,588  $   18,892
                                                         ==========  ==========  ==========

Basic (loss) earnings per share......................... $    (0.43) $     0.11  $     0.64
                                                         ==========  ==========  ==========

Weighted average common shares outstanding.............. 22,085,912  23,602,799  29,712,879
                                                         ==========  ==========  ==========

Diluted (loss) earnings per share....................... $    (0.43) $     0.10  $     0.60
                                                         ==========  ==========  ==========
Weighted average common and dilutive securities
  outstanding........................................... 22,085,912  25,203,882  31,519,889
                                                         ==========  ==========  ==========




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)


                                                                YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             1998        1999        2000
                                                          ---------  ----------  ---------
Net (loss) income.......................................  $  (9,558) $   2,588   $  18,892
Unrealized gain (loss) on marketable
  securities............................................          6       (169)        327
Foreign currency translation adjustment.................                                87
                                                          ---------  ----------  ---------
Comprehensive (loss) income.............................  $  (9,552) $   2,419   $  19,306
                                                          =========  =========   =========


                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (SHARES AND DOLLARS IN THOUSANDS)


                                                                     ACCUMULATED
                                             ADDITIONAL                 OTHER         TOTAL
                              COMMON  STOCK   PAID-IN   ACCUMULATED  COMPREHENSIVE STOCKHOLDERS'
                              SHARES  AMOUNT  CAPITAL     DEFICIT     INCOME(LOSS)    EQUITY
                             ------- ------- ---------- -----------  -----------  -----------
Balance, December 31, 1997..  22,063  $221  $159,245    $ (13,040)     $   37        $146,463
 Stock options exercised...       56             402                                      402
 Shares issued under
    employee stock purchase
    plan....................      65     1       425                                      426
 Tax effect of stock
    options exercised                             69                                       69
 Unrealized gains on market-
    able securities.........                                                6               6
 Net loss...................                               (9,558)                     (9,558)
                              ------  ----  --------    ---------      ------        --------
Balance, December 31, 1998..  22,184   222   160,141      (22,598)         43         137,808
 Stock options exercised...    1,185    12    12,679                                   12,691
 Shares issued under
    employee stock purchase
    plan....................     166     2     1,110                                    1,112
 Tax effect of stock
    options exercised                          5,626                                    5,626
 Unrealized losses on market-
    able securities.........                                             (169)           (169)
 Issuance of common stock
    in public offering, net
    of expenses.............   5,309    53   116,077                                  116,130
 Stock-based compensation...                     335                                      335
 Warrants for services
    provided................      18             528                                      528
 Net income.................                                2,588                       2,588
                              ------  ----  --------    ---------      ------        --------
Balance, December 31, 1999    28,862   289   296,496      (20,010)       (126)        276,649
 Stock options exercised...    1,046    10    10,545                                   10,555
 Shares issued under
    employee stock purchase
    plan....................      65     1       893                                      894
 Tax effect of stock
    options exercised                         20,590                                   20,590
 Unrealized gains on market-
    able securities.........                                              327             327
 Issuance of common stock
    in public offering, net
    of expenses.............                     (24)                                     (24)
 Shares issued for warrants
    exercised...............      55             862                                      862
 Foreign currency translation
    adjustment..............                                               87              87
 Net income.................                               18,892                      18,892
                              ------  ----  --------    ---------      ------        --------
Balance, December 31, 2000    30,028  $300   $329,362    $ (1,118)     $  288        $328,832
                              ======  ====   ========    =========     ======        ========


                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   1998       1999       2000
                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income.............................................  $  (9,558) $   2,588   $ 18,892
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation................................................     14,409     21,895     22,069
  Amortization................................................        707        289        231
  Amortization of premium (discount) on marketable securities.         29        (41)      (752)
  Impairment of long-lived assets.............................      4,510          -          -
  Write-down of inventory.....................................      6,603          -          -
  Deferred taxes..............................................     (6,798)       639      6,178
  Tax benefit realized from stock option transactions.........          -          -      3,562
  Stock-based compensation....................................          -        335          -
  Warrants for services provided..............................          -        528          -
  Gain on sale of equipment.... ..............................          -          -     (1,279)
  Provision for litigation settlement.........................          -      6,436     (6,436)
Changes in operating assets and liabilities:

    Accounts receivable.......................................      6,151    (13,303)     3,357
    Inventory.................................................      4,346     (1,605)   (12,635)
    Prepaid expenses and other assets.........................     (1,001)    (1,476)    (3,905)
    Accounts payable..........................................     (5,085)     9,763     (4,916)
    Income taxes payable......................................     (2,439)         -          -
    Accrued and other liabilities.............................     (1,644)     4,375        377
                                                                ---------  ---------   --------
Net cash provided by operating activities.....................     10,230     30,423     24,743

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment..............................    (24,607)   (29,645)  (43,564)
Purchases of marketable securities............................    (24,145)   (26,403)  (77,381)
Proceeds from sales of marketable securities..................     31,340     22,828    29,271
Proceeds from sale of equipment...............................          -          -     1,358
                                                                ---------  ---------   --------
Net cash used in investing activities.........................    (17,412)   (33,220)  (90,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of obligations under capital leases..................       (402)      (229)     (493)
Borrowings (repayments) of long-term debt.....................      5,000     (1,000)   (1,000)
Issuances of common stock, net of related expenses............        896    129,934    12,287
                                                                ---------  ---------  --------
Net cash provided by financing activities.....................      5,494    128,705    10,794
                                                                ---------  ---------   --------

Net (decrease) increase in cash and cash equivalents..........     (1,688)   125,908   (54,779)
Cash and cash equivalents at beginning of period..............     25,675     23,987   149,895
                                                                ---------  ---------   --------
Cash and cash equivalents at end of period....................  $  23,987  $ 149,895  $ 95,116
                                                                =========  =========  ========

Supplemental disclosures of cash flow information:

Interest paid.................................................  $      72  $     368  $    300
Taxes paid....................................................      3,132        225        46
Tax benefit of stock options exercised........................         69      5,626    20,590
Acquisition of equipment under capital lease..................          -          -       560


                             See accompanying notes.

                                 ANADIGICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF")/microwave integrated circuit solutions for the communications industry. The Company's products are used to send and receive signals in a variety of broadband and wireless communications applications. In the broadband markets, the focus is on applications for cable subscriber products, cable infrastructure systems, and fiber optic communications systems. In the wireless market, the Company's efforts are focused on applications for cellular and personal communication systems ("PCS") handsets.

         The Company designs, develops and manufactures radio frequency integrated circuit solutions primarily using gallium arsenide ("GaAs") semiconductor material with either Metal Semiconductor Field Effect Transistor (MESFET), Pseudomorphic High Electron Mobility Transistor (PHEMT) or Heterojunction Bipolar Transistor (HBT) process technology. The Company manufactures its integrated circuits in its six-inch analog GaAs wafer fabrication facility. GaAs offers certain advantages in RF/microwave applications including the integration of numerous RF/microwave functions, which cannot be easily integrated in silicon-based circuits. The Company's high frequency integrated circuits enable manufacturers of communications equipment to enhance overall system performance and reduce manufacturing cost and time to market.

         The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

         Approximately 53% of the Company's net sales in 1998 were from two customers, Ericsson and Motorola, who individually accounted for 33% and 20%, respectively, of net sales. Approximately 68% of the Company's net sales in 1999 were from two customers, Ericsson and Motorola, who individually accounted for 47% and 21%, respectively, of net sales. Approximately 70% of the Company's net sales in 2000 were to two customers, Ericsson and Motorola, who individually accounted for 44% and 26%, respectively, of net sales. Accounts receivable from these customers accounted for 56% and 53% of total accounts receivable at December 31, 1999 and 2000, respectively. Sales figures for 1998 and 1999 reflect changes due to the merger in 2000 between Motorola and General Instrument. Net sales to individual customers who accounted for 10% or more of the Company's total net sales and corresponding end application information are as follows:

                                                   YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------
                              1998   Application     1999    Application    2000   Application
                             ------  -----------    ------   -----------   ------  -----------
Largest customer.........  $ 28,558   Wireless    $ 61,677    Wireless    $ 76,193  Wireless
Second largest customer..    17,155   CATV          27,147      CATV        44,719    CATV


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

    PLANT AND EQUIPMENT

         Plant and equipment are stated at cost. Depreciation of plant, furniture and equipment has been provided on the straight-line method over 3-5 years.

         The cost of equipment acquired under capital leases was $11,975 and $11,867 at December 31, 1999 and 2000, respectively, and accumulated amortization was $11,928 and $11,504 at December 31, 1999 and 2000, respectively. Equipment acquired under a capital lease is amortized over the useful life of the leased equipment or the life of the lease, whichever is shorter.

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

    CASH EQUIVALENTS

         The Company considers all highly liquid marketable securities with an original maturity of three months or less cash equivalents.

    MARKETABLE SECURITIES

         Available for sale securities are stated at fair value, as determined by quoted market prices, with unrealized gains and losses reported in other accumulated comprehensive income or loss. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income.

   FOREIGN CURRENCY TRANSLATION

         The financial statements of subsidiaries outside of the United Sates are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in other accumulated comprehensive income or loss. Income and expense items are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in the determination of net income or loss.

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

    IMPAIRMENT OF LONG-LIVED ASSETS

         The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets is less than the carrying amounts of those assets.

     EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. For all periods presented, share and per share data has been restated to reflect a three-for-two stock split; the shares for which were distributed on February 29, 2000 to holders of record on February 10, 2000.

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

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 (SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending December 31, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2. INVENTORIES

         Inventories are stated at the lower of cost (first in-first out method) or market. Inventories consist of the following:

                                                         DECEMBER 31,
                                                    --------------------
                                                       1999       2000
                                                    ---------  ---------
Raw materials.....................................  $   1,995   $  5,526
Work in process...................................      7,370     14,329
Finished goods....................................      4,105      8,942
                                                    ---------  ---------
                                                    $  13,470   $ 28,797
Reserves..........................................     (3,136)    (5,828)
                                                    ---------  ---------

        TOTAL.....................................  $  10,334   $ 22,969
                                                    =========   ========

3.  INVESTMENTS

         The following is a summary of available-for-sale securities:

                                        Available-for-Sale Securities
                                   ----------------------------------------
                                                    Gross         Estimated
                                                 Unrealized          Fair
                                     Cost      Gains (Losses)       Value
                                   ----------------------------------------
U.S Treasury and
  Agency Securities .......        $ 4,698        $   (46)        $ 4,652
U.S. Corporate Securities .         17,284            (80)         17,204
                                   -------        -------         -------
 Total at December 31, 1999        $21,982        $  (126)        $21,856
                                   =======        =======         =======
U.S Treasury and
  Agency Securities .......        $ 8,382        $    64         $ 8,446
U.S. Corporate Securities .         62,465            134          62,599
                                   -------        -------         -------
 Total at December 31, 2000        $70,847        $   198         $71,045
                                   =======        =======         =======


         The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                            Available-for-Sale Securities
                                            ------------------------------
                                                             Estimated
                                                               Fair
                                                Cost          Value
                                            ------------------------------
Due in one year or less ..............        $53,218        $53,254
Due after one year through three years         17,629         17,791
                                              -------        -------
Total ................................        $70,847        $71,045
                                              =======        =======

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                           DECEMBER 31,
                                                       --------------------
                                                          1999       2000
                                                       ---------  ---------
Accrued compensation.................................  $   4,724  $   4,670
Warranty reserve.....................................        490        403
Other................................................      1,363      1,751
                                                       ---------  ---------
           TOTAL                                       $   6,577  $   6,824
                                                       =========  =========
5. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing, office space, and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire in 2001. In December 2000, the Company entered into a lease agreement for certain manufacturing and administrative facilities, which will begin construction in 2001. The Company anticipates occupying the space in 2002, when the remaining aggregate minimum operative lease payments will be adjusted to $38,576 from $27,148 through 2016. Rent expense was $3,148, $3,441 and $3,651 in
1998, 1999 and 2000, respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

                                                   CAPITAL       OPERATING
YEAR                                               LEASES         LEASES
----                                              --------        -------
2001 ......................................        $   250        $ 3,862
2002 ......................................                         3,929
2003 ......................................                         3,743
2004 ......................................                         3,450
2005 ......................................                         2,095
Thereafter ................................                        20,778
                                                   -------        -------
Total minimum lease payments ..............            250        $37,857
                                                   -------        =======
Less amount representing interest .........             --
                                                   -------
Present value of net minimum lease payments        $   250
                                                   =======

     In December 1999, the Company entered into certain agreements to expand its six-inch production facility. The expansion, which is expected to cost approximately $14.0 million (of which $6.4 million has been spent through December 31, 2000), will approximately double the Company's current production capacity and is expected to be completed in the third quarter of 2001.

     In addition to the above, at December 31, 2000, the Company had purchase commitments of approximately $11,000 for equipment, furniture, and leasehold improvements, inclusive of our six-inch production facility expansion, for the first half of 2001.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.       EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                 Year ended December 31,
                                          ------------------------------------
                                             1998         1999          2000
                                          -----------  -----------  ----------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share ...........   22,085,912   23,602,799   29,712,879

Net effect of dilutive stock options -
  based on treasury stock method
  using average market price .........           -*    1,601,083    1,807,010
                                         ----------   ----------   ----------
Weighted average common and dilutive
  securities outstanding used
  to calculate diluted earnings
  per share ..........................   22,085,912   25,203,882   31,519,889
                                         ==========   ==========   ==========

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

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                              YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                        1998           1999           2000
                                     ---------      ---------       ---------

Cellular and PCS Applications        $ 33,716        $ 60,843        $ 76,523
CATV Applications ...........          34,062          46,881          73,960
Fiber Optic Applications ....          17,582          23,290          21,785
Engineering Service Sales ...             715             145
                                     --------        --------        --------
     Total ..................        $ 86,075        $131,159        $172,268
                                     ========        ========        ========

         The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the four geographic regions are as follows:

                                           YEAR ENDED DECEMBER 31,
                                  -----------------------------------------
                                     1998           1999             2000
                                  ---------       ---------      ----------
Europe ....................        $ 20,459        $ 30,161        $ 32,964
Asia ......................          24,470          31,681          40,464
U.S.A and Canada...........          36,416          51,605          69,181
Latin America .............           4,730          17,712          29,659
                                   --------        --------        --------
      Total ...............        $ 86,075        $131,159        $172,268
                                   ========        ========        ========

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8. INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1999       2000
                                                --------  ---------  --------
Current provision (benefit):  Federal........   $   (377) $    171   $ 3,223
                              State and
                               foreign.......                            303
Deferred provision (benefit): Federal........     (5,316)      468     5,263
                              State..........     (1,482)      171       915
                                                ==------  --------   -------
Total    ....................................   $ (7,175) $    810   $ 9,704
                                                ========  ========   =======

         Significant components of the Company's net deferred tax assets as of December 31, 1999 and 2000 are as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                             1999       2000
                                                          ---------  ---------
Current:
  Accruals/reserves.....................................  $   4,840  $   3,035
                                                          ---------  ---------
Long-term:
  Net operating loss carryforwards......................      8,625     22,605
  General business and research and development credits.      2,021      2,928
  Deferred rent expense.................................        591        759
  Difference in basis of plant and equipment............       (790)    (3,190)
                                                          ---------  ---------
Net long-term deferred tax assets.......................     10,447     23,102
                                                          ---------  ---------
Net deferred tax assets.................................  $  15,287  $  26,137
                                                          =========  =========

         As of December 31, 2000, the Company had net operating loss carryforwards of approximately $73,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2018, and the state carryforwards will begin to expire in 2005. A portion of the deferred tax asset arising in 2000 relates to the exercise of non-qualified stock options by employees.

         The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                                   1998             1999              2000
                                            ----------------  -----------------  ----------------
Tax at U.S. statutory rate................  $ (5,857) (35.0)% $  1,189   35.0%   $ 10,009   35.0%
State and foreign tax expense (benefit),
 net of federal tax effect................      (963)  (5.8)       111    3.3         801    2.8
Research and experimentation tax credits..                        (500) (14.7)       (892)  (3.1)
Other.....................................      (355)  (2.1)        10    0.2        (214)  (0.8)
                                            --------  ------   -------  ------    -------  ------
Provision (benefit) for income
taxes.....................................  $ (7,175) (42.9)% $    810   23.8%  $   9,704   33.9%
                                            ========  =====   ========   ====   =========   ====

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.  STOCKHOLDERS' EQUITY

         The Company has a warrant outstanding, which entitled the holder to purchase 22,500 shares of common stock at an exercise price of $6.92 per share. The warrant was exercisable on December 31, 1999 and expires on November 17, 2001. During 1999, a charge of $528 relating to this warrant, which was issued to a third party in connection with services provided, was recorded and is included in selling and administrative expenses in the consolidated statement of operations. During 2000, warrants to purchase 10,000 shares were exercised. As of December 31, 2000, warrants to purchase 12,500 shares of common stock remain outstanding.

         The Company had additional warrants outstanding which entitled the holder to purchase 45,000 shares of common stock at exercise prices ranging from $9.00 to $32.17 per share, all of which were exercisable as of December 31, 1999. These warrants expire between September of 2001 and 2003. During 2000, warrants to purchase 45,000 shares were exercised at an average exercise price of $17.65.

         On December 17, 1998, the Company adopted a Shareholders' Rights Agreement (the "Agreement"). Pursuant to the Agreement, as amended on November 30 2000, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

10.  LONG-TERM DEBT, CREDIT FACILITY AND INTEREST RATE SWAP AGREEMENT

         The Company has a secured $20,000 revolving term loan facility of which $5,000 was drawn down and converted to a term loan during 1998 which requires equal principal repayments of $250 due quarterly through December 31, 2003, plus interest. As of December 31, 2000, $3,000 remained outstanding on the $5,000 term loan. Interest on the term loan facility is calculated at LIBOR plus 1.75%. The LIBOR rate was 6.04% and 6.66% as of December 31, 1999 and 2000, respectively.

         The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting its debt from variable to fixed rates. Maturity dates of the interest rate swap agreements will generally match those of the underlying debt or financial arrangements. In 1998, the Company entered into an interest rate swap with a maturity of five years which involved the exchange of variable rate payments for fixed rate payments without the exchange of the underlying principal amounts. In accordance with the terms of the swap agreement, the Company pays 7.09% interest and receives LIBOR plus 1.75% calculated on the notional amount. The notional amount of the interest rate swap was $3,000 at December 31, 2000. The Company concluded that the swap effectively changed the variable interest rate characteristics to a fixed rate for which the present value of the cash flows are approximately the same, and as a result, there is no adjustment to mark the swap to market. Cash flows associated with the financial instrument are classified consistent with the cash flows from the transactions being hedged.

         The remaining $15,000 under the revolving bank term loan facility provides for interest at the bank's base rate minus 25 basis points or, at the Company's discretion, other market-based rates. The Company has the option to swap floating rate for fixed rate loans at the time of drawdown. The drawdown period expires on July 1, 2001. Any drawdowns may be paid over a term of up to sixty months. Amounts drawn and amounts available under this facility are subject to certain financial covenants. Under this facility, the payment of dividends, among other things, requires approval by the bank. Substantially all assets of ANADIGICS, Inc. are pledged as security for the repayment of amounts drawn under this credit facility. On a quarterly basis, the Company pays an annual commitment fee equal to 0.125% of the daily unused line of credit. No amounts were drawn down on such facility at either December 31, 1999 or 2000.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11. EMPLOYEE BENEFIT PLANS

         In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 843,750 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. In 1998, 65,440 shares of common stock were purchased at a price of $6.50 per share, pursuant to the terms of the ESP Plan. In 1999, 165,920 shares of common stock were purchased at a price of $6.69 per share, pursuant to the terms of the ESP Plan. During 2000, 64,573 shares of common stock were purchased at a price of $13.84 per share, pursuant to the terms of the ESP Plan.

         Certain executives and key employees have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 489,130, 4,912,500 and 4,300,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights or restricted shares have been granted under the Plans.

         A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                          1998                  1999                 2000
                                    -----------------    ------------------    ----------------
                                             WEIGHTED              WEIGHTED              WEIGHTED
                                    COMMON   AVERAGE     COMMON    AVERAGE     COMMON    AVERAGE
                                    STOCK    EXERCISE     STOCK    EXERCISE    STOCK     EXERCISE
                                    OPTIONS   PRICE      OPTIONS    PRICE      OPTIONS    PRICE
                                    -------  --------    -------   --------    -------   --------
Outstanding at beginning of year. 2,337,073   $13.18   5,193,199   $   9.59   5,657,619  $  15.96
  Granted........................ 3,124,884     7.25   1,847,667      29.84   1,612,525     22.66
  Exercised......................   (55,086)    6.51  (1,185,308)     10.57  (1,046,053)    10.14
  Forfeited......................  (213,672)   15.18    (197,939)     10.89    (382,560)    24.81
                                  ---------            ---------              ---------
Outstanding at end of year....... 5,193,199     9.59   5,657,619      15.96   5,841,531     18.27
                                  =========            =========              =========
Exercisable at end of year....... 1,732,184    11.20   2,112,843      10.78   2,817,185     14.57
                                  =========            =========              =========


         Stock options outstanding at December 31, 2000 are summarized as follows:

                   OUTSTANDING  WEIGHTED AVERAGE  WEIGHTED AVERAGE  EXERCISABLE    WEIGHTED AVERAGE
    RANGE OF       OPTIONS AT      REMAINING        EXERCISE           AT            EXERCISE
EXERCISE PRICES   DEC.31, 2000 CONTRACTUAL LIFE      PRICE         DEC.31, 2000        PRICE
---------------- ------------- ----------------- ---------------- -------------- ----------------
$ 0.38 to $ 0.38        58,317             3.17        $    0.38         58,317          $  0.38
$ 4.17 to $ 5.33     1,460,201             7.35        $    4.80      1,002,234          $  4.82
$ 5.63 to $10.90       840,765             6.99        $    9.93        692,090          $  9.98
$11.13 to $23.25     1,842,505             9.07        $   17.30        450,931          $ 19.98
$25.04 to $35.81     1,467,823             8.82        $   33.43        613,613          $ 33.06
$40.88 to $58.06       149,320             9.17        $   55.79              -          $  0.00
$76.25 to $95.00        22,600             9.19        $   92.05              -          $  0.00


         Stock-based compensation expense of $335 was recorded and included in selling and administrative expenses in the consolidated statement of operations for the year ended December 31, 1999. No such expenses were incurred during 1998 or 2000.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11. EMPLOYEE BENEFIT PLANS (CONTINUED)

         FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method proscribed by FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rate of 4.50%, 5.84%, and 5.60%; expected volatility of 0.60, 0.60, and 1.00; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during 1998, 1999, and 2000 was $7.17, $13.20, and $13.99, respectively.

         For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1998       1999         2000
                                              ---------   ---------    ---------
Pro forma net income (loss).................. $ (13,092)  $  (2,072)   $   7,017
Pro forma basic earnings (loss) per share.... $   (0.59)  $   (0.09)   $    0.24
Pro forma diluted earnings (loss) per share.. $   (0.59)  $   (0.09)   $    0.22


         ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. Company contributions are determined on an annual basis and are at the discretion of the Board of Directors. For the years ended December 31, 1999 and 2000, the Company recorded expense of $500 and $550, respectively, relating to plan contributions. No contributions were made in 1998.

12.  OTHER ACCUMULATED COMPREHENSIVE INCOME

         The components of other accumulated comprehensive income are as follows:

                                                 UNREALIZED
                                    FOREIGN    GAIN (LOSS)
                                   CURRENCY     ON AVAILABLE-
                                  TRANSLATION   FOR-SALE
                                  ADJUSTMENTS    SECURITIES      TOTAL
                                 ------------  --------------  ---------
Balance at December 31, 1998          --          $  43         $  43
Unrealized loss on available-
   for-sale securities ......         --           (169)         (169)
                                  -------      ---------       -------
Balance at December 31, 1999          --           (126)         (126)
Unrealized gain on available-
   for-sale securities ......         --            327           327
Foreign currency translation

   adjustment ...............         87           --              87
                                  -------      ---------       -------
Balance at December 31, 2000       $  87          $ 201         $ 288
                                  =======      =========       =======

         The earnings associated with the Company's investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


13. RESTRUCTURING CHARGES

         During 1999, the Company reversed $441 of a manufacturing restructuring charge recorded during 1998.

         In 1998, the Company recorded restructuring charges totaling $7,126. The restructuring charges consisted of writedowns of impaired long-lived assets of $4,510, reductions in force of $1,616, and wafer fabrication facility shutdown and removal costs of $1,000 which are expected to be completed by the end of the first half of 2001. In connection with the impairment evaluation, the Company determined that certain other equipment related to conversion of the new wafer fabrication facility had shorter depreciable lives. Accordingly, the Company accelerated depreciation on these assets during 1998 and 1999. The effect of the accelerated depreciation was approximately ($1,517) or ($0.07) per share and ($4,052) or ($0.16) per share on the 1998 net loss and 1999 net income, respectively. These assets, which had original estimated lives of five to twenty years, were reduced to an estimated life of nine months.

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

Write-down of assets associated with the conversion of the
     new wafer fabrication facility from 4-inch to 6-inch wafers        $2,149
 Write-down of assets associated with the closure of the
     Company's in-house assembly operations ....................         1,004
Write-off of software, in connection with our
     on-going information systems improvements .................           842

Unused production assets previously used in the production
     of DBS LNB converter integrated circuits ..................           515
                                                                        ------
         Total write-down on impairment of long-lived assets ...        $4,510
                                                                        ======

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

         Facility Shutdown and Removal Costs. The Company recorded charges of $1,000 associated with the shutdown and removal of its four-inch wafer fabrication facility, which is expected to be completed by the end of the first half of 2001.

14.  LEGAL PROCEEDINGS

         The previously-disclosed consolidated securities class action, captioned In re ANADIGICS, Inc. Securities Litigation, No. 98-CV-917 (MLC) (D.N.J.), and shareholder's derivative lawsuit, captioned Deegan v. Rosenzweig, No. 98-CV-3640 (MLC) (D.N.J.), became final and was funded in mid-January 2000 pursuant to a final Order of the United States District Court for the District of New Jersey dated December 7, 1999. The total settlement payment (including the legal fees and other costs of administering the settlement) was $11,875, of which approximately $5,325 was paid on behalf of ANADIGICS, Inc. by the Company's insurers.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


15.       QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        QUARTER ENDED
                                --------------------------------------------------------------------------------------------------
                                  APRIL 4,      JULY 4,     OCT. 3,     DEC. 31,    APRIL 2,      JULY 2,     SEPT.30,   DEC. 31,
                                    1999         1999         1999        1999        2000         2000        2000        2000
                                -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ....................    $ 25,048     $ 30,534     $ 35,460     $ 40,117    $ 43,005    $ 47,517    $ 51,075    $ 30,671
Cost of sales ................      16,900       19,248       18,862       20,810      21,833      23,135      24,810      19,693
                                  --------     --------     --------     --------    --------    --------    --------    --------
Gross profit .................       8,148       11,286       16,598       19,307      21,172      24,382      26,265      10,978
Research and development .....       5,581        6,387        8,293        9,397       9,789      10,181      10,852       8,977
Selling and administrative
   expense ...................       3,859        4,885        5,091        5,257       6,137       6,627       7,121       6,317
Restructuring charges ........        --           --           (441)        --          --          --          --          --
                                  --------     --------     --------     --------    --------    --------    --------    --------
Operating (loss) income ......      (1,292)          14        3,655        4,653       5,246       7,574       8,292      (4,316)
Interest income, net .........         492          478          503        1,795       2,499       2,621       2,756       2,645
Other income (loss) ..........          25         --           --           --         1,049         290          15         (75)
Provision for litigation
   settlement ................        --          6,925         --           --          --          --          --          --
                                  --------     --------     --------     --------    --------    --------    --------    --------
Income (loss) before income
   taxes .....................        (775)      (6,433)       4,158        6,448       8,794      10,485      11,063      (1,746)
Provision (benefit) for income
   taxes .....................        (287)      (2,380)       1,413        2,064       3,254       3,879       3,986      (1,415)
                                  --------     --------     --------     --------    --------    --------    --------    --------
Net income (loss) ............    $   (488)    $ (4,053)    $  2,745     $  4,384    $  5,540    $  6,606    $  7,077    $   (331)
                                  ========     ========     ========     ========    ========    ========    ========    ========
Basic earnings (loss) per
   share .....................    $  (0.02)    $  (0.18)    $   0.12     $   0.16    $   0.19    $   0.22    $   0.24    $  (0.01)
                                  ========     ========     ========     ========    ========    ========    ========    ========
Diluted earnings (loss)
   per share .................    $  (0.02)    $  (0.18)    $   0.11     $   0.15    $   0.18    $   0.21    $   0.23    $  (0.01)
                                  ========     ========     ========     ========    ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained in the 2001 Proxy Statement under the heading "Information Regarding Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained in the 2001 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained in the 2001 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained in the 2001 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

    -    Report of Independent Auditors

    -    Consolidated Balance Sheets - December 31, 1999 and 2000

    - Consolidated Statements of Operations - Years ended December 31, 1998, 1999, and 2000

    - Consolidated Statements of Comprehensive Income - Years ended December 31, 1998 1999, and 2000

    - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1999, and 2000

    - Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1999, and 2000

    -    Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts.

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

    3.5 Amended and Restated By-Laws of the Registrant. Filed as an exhibit to the Company's current report on Form 8-K filed on August 15, 2000 and incorporated by reference.

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

    4.5 Rights Agreement dated as of December 17, 1998 between the registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an Exhibit to the Company's current report on Form 8-K filed on December 17, 1998, and incorporated herein by reference.

    4.6 Amendment No. 1 as of November 20, 2000 to the Rights Agreement dated as of December 17, 1998 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company's Current report on Form 8-K filed on December 4, 2000.

   10.1 Form of 1995 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

   10.2 1994 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

   10.3 1995 Long-Term Incentive and Share Award Plan, as amended May 29, 1997 and May 24, 2000. Filed as an exhibit to the Company's current report on Form S-8 (Registration No. 333-49632), and incorporated herein by reference.

   10.3 Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

   10.5 Form of Employee Stock Purchase Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

   10.6 Lease Agreement between Mt. Bethel Corporate Center and the Registrant dated May 1, 1993. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

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

  *21    Subsidiary Listing

         Subsidiaries of ANADIGICS, Inc.

                                                                     State of Jurisdiction
          Name of Subsidiary                                            of Incorporation
          -------------------------                          ---------------------------------

          ANADIGICS (U.K.) Limited                               United Kingdom         100%
          ANADIGICS, Limited                                     Israel                 100%
          BroadBand & Wireless Investors, Incorporated           Delaware               100%


  *23.1  Consent of Ernst and Young LLP.

(b)      Reports on Form 8-K

           Form 8-K filed on December 4, 2000 relating to the Company's Shareholder Rights Agreement.

 *Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2001.

                                ANADIGICS, INC.

                                BY:         /s/ Bami Bastani
                                     -----------------------------------------
                                                 Dr. Bami Bastani
                                              CHIEF EXECUTIVE OFFICER
                                                   AND PRESIDENT



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                        TITLE                                               DATE
---------------------------         ---------------------------                         ---------------

/s/  Bami Bastani                   President, Chief Executive Officer and              March 22, 2001
---------------------------           Director (Principal Executive Officer)
Dr. Bami Bastani

/s/  Thomas C. Shields              Senior Vice President and Chief Financial           March 22, 2001
---------------------------          Officer (Principal Financial
Thomas C. Shields                    Accounting Officer)

/s/  Ronald Rosenzweig              Chairman of the Board of Directors                  March 22, 2001
---------------------------
Ronald Rosenzweig

/s/  Paul S. Bachow                 Director                                            March 22, 2001
---------------------------
Paul S. Bachow

/s/  David Fellows                  Director                                            March 22, 2001
---------------------------
David Fellows

/s/  Harry T. Rein                  Director                                            March 22, 2001
---------------------------
Harry T. Rein

/s/  Lewis Solomon                  Director                                            March 22, 2001
---------------------------
Lewis Solomon

/s/  Dennis F. Strigl               Director                                            March 22, 2001
---------------------------
Dennis F. Strigl

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO                 BALANCE AT
                                              BEGINNING     COSTS AND                    END OF
DESCRIPTION                                   OF PERIOD     EXPENSES     DEDUCTIONS      PERIOD
-------------------------------------------  -----------   -----------   ----------     ---------
(DOLLARS IN THOUSANDS)

Year ended December 31, 2000:
Deducted from asset account:

  Allowance for doubtful accounts............ $    185    $     173    $     (83)(1)   $       275
  Sales return allowance.....................      300          840         (603)(2)           537
  Reserve for excess and obsolete inventory..    3,136       10,918       (8,226)(3)         5,828
  Reserve for warranty claims................      490          456         (543)(4)           403

Year ended December 31, 1999:
Deducted from asset account:

  Allowance for doubtful accounts............ $    128    $      97    $     (40)(1)   $       185
  Sales return allowance.....................        -          400         (100)(2)           300
  Reserve for excess and obsolete inventory..    8,030          489       (5,383)(3)         3,136
  Reserve for warranty claims................      304          186                           490

Year ended December 31, 1998:
Deducted from asset account:

  Allowance for doubtful accounts............ $    396    $       4    $    (272)(1)   $       128
  Reserve for excess and obsolete inventory..    7,174       13,803      (12,947)(3)         8,030
  Reserve for warranty claims................      550                      (246)(4)           304

-------------------------

(1) Uncollectible accounts written-off to the allowance account.

(2) Sales returns to the allowance account.

(3) Inventory write-offs to the reserve account.

(4) Warranty expenses incurred to the reserve for warranty claims.