Form 10-Q
period 2001-03-31
ANADIGICS INC
filed 2001-04-30
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                   Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-2582106
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         141 Mt. Bethel Road
          Warren, New Jersey                                      07059
------------------------------------------               ----------------------
                         (Address of principal executive offices) (Zip Code)

                                 (908) 668-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of April 25, 2001 was 30,108,153.

                                      INDEX

                                 ANADIGICS, Inc.

           Part. I.      Financial Information

            Item 1.      Financial Statements (unaudited)

                         Condensed consolidated balance sheets - March 31, 2001 and December 31, 2000.

                         Condensed consolidated statements of operations and comprehensive income (loss) - Three months ended March 31, 2001 and April 2, 2000.

                         Condensed consolidated statements of cash flows - Three months ended March 31, 2001 and April 2, 2000.

                         Notes to condensed consolidated financial statements - March 31, 2001.

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

            Item 1.      Legal Proceedings

            Item 6.      Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            March 31, 2001       December 31, 2000
                                                            ---------------      -----------------
                                                            (unaudited)           (Note 1)

                        ASSETS

Current assets:
   Cash and cash equivalents                                    $  92,606            $  95,116
   Marketable securities                                           42,705               53,254
   Accounts receivable, net                                        16,682               21,794
   Inventory                                                       22,774               22,969
   Prepaid expenses and other current assets                        4,843                3,475
   Deferred taxes                                                   3,035                3,035
                                                                ---------            ---------
Total current assets                                              182,645              199,643

Marketable securities                                              27,864               17,791
Property and equipment:
   Equipment and furniture                                        134,757              137,819
   Leasehold improvements                                          33,144               32,767
   Projects in process                                             16,016               19,083
                                                                ---------            ---------
                                                                  183,917              189,669
   Less accumulated depreciation and amortization                  81,004               83,034
                                                                ---------            ---------
                                                                  102,913              106,635

Deferred taxes                                                     25,608               23,102
Other assets                                                        5,253                5,302
                                                                ---------            ---------
Total assets                                                    $ 344,283            $ 352,473
                                                                =========            =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   7,506           $   10,985
   Accrued liabilities                                              6,266                6,824
   Current maturities of capital lease obligations                    140                  250
   Accrued restructuring costs                                        521                  597
   Current maturities of long-term debt                             1,000                1,000
                                                                ---------            ---------
Total current liabilities                                          15,433               19,656

Capital lease obligations, less current portion                        --                   --
Other long-term liabilities                                         2,084                1,985
Long-term debt, less current portion                                1,750                2,000

Commitments and contingencies

Stockholders' equity
   Common stock, $0.01 par value, 144,000,000 shares
      authorized, 30,100,361 and 30,027,760 issued
      and outstanding at March 31, 2001 and
      December 31, 2000, respectively                                 301                  300
   Additional paid-in capital                                     329,970              329,362
   Accumulated deficit                                             (5,716)              (1,118)
   Accumulated other comprehensive income                             461                  288
                                                                ---------            ---------
   Total stockholders' equity                                     325,016              328,832
                                                                ---------            ---------
Total liabilities and stockholders' equity                      $ 344,283            $ 352,473
                                                                =========            =========


                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                         Three months ended
                                                --------------------------------
                                                 March 31, 2001   April 2, 2000
                                                ---------------   --------------
                                                  (unaudited)      (unaudited)

Net sales                                         $    28,520      $    43,005
Cost of sales                                          21,205           21,833
                                                  -----------      -----------
Gross profit                                            7,315           21,172
Research and development expenses                      10,051            9,789
Selling and administrative expenses                     6,640            6,137
                                                  -----------      -----------
Operating (loss) income                                (9,376)           5,246
Interest income, net                                    2,362            2,499
(Loss) gain on sale of equipment                          (60)           1,049
                                                  -----------      -----------
(Loss) income before income taxes                      (7,074)           8,794
(Benefit) provision for income taxes                   (2,476)           3,254
                                                  -----------      -----------
Net (loss) income                                 $    (4,598)     $     5,540
                                                  ===========      ===========

Basic (loss) earnings per share                   $     (0.15)     $      0.19
                                                  ===========      ===========

Weighted average common
  shares outstanding                               30,063,509       29,277,268
                                                  ===========      ===========

Diluted (loss) earnings per share                 $     (0.15)     $      0.18
                                                  ===========      ===========

Weighted average common and
  dilutive securities outstanding                  30,063,509       31,629,984
                                                  ===========      ===========


        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN THOUSANDS)


                                                       Three months ended
                                                --------------------------------
                                                 March 31, 2001    April 2, 2000
                                                ---------------    -------------
                                                  (unaudited)      (unaudited)

Net (loss) income                                  $    (4,598)    $     5,540
Unrealized gains on marketable securities                  256               8
Foreign currency translation adjustment                    (72)             --

Reclassification adjustment:
   Net gain recognized in other comprehensive
      income                                               (11)
                                                   -----------     -----------
Comprehensive (loss) income                        $    (4,425)    $     5,548
                                                   ===========     ===========

                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                 Three months ended
                                                         ---------------------------------
                                                          March 31, 2001     April 2, 2000
                                                         ---------------    --------------
                                                            (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                            $    (4,598)      $     5,540
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
   Depreciation                                                    6,052             4,953
   Amortization                                                       31                46
   Amortization of discount on marketable securities                (350)              (61)
   Realized gain on sale of marketable securities                    (11)
   Deferred taxes                                                 (2,506)            3,254
   Loss (gain) on disposal of equipment                               60            (1,049)
   Provision for litigation settlement                                --            (6,436)
Changes in operating assets and liabilities:
      Accounts receivable                                          5,112            (2,412)
      Inventory                                                      195            (2,083)
      Prepaid expenses and other assets                           (1,319)           (5,288)
      Accounts payable                                            (3,479)           (2,079)
      Accrued liabilities and other liabilities                     (607)             (708)
                                                             -----------       -----------
Net cash provided by operating activities                         (1,420)           (6,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                  (2,419)           (7,597)
Purchases of marketable securities                               (38,830)          (19,431)
Proceeds from sale of marketable securities                       39,912             5,707
Proceeds from disposal of equipment                                   21             1,052
                                                             -----------       -----------
Net cash used in investing activities                             (1,316)          (20,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                (133)              (66)
Repayment of long-term debt                                         (250)             (250)
Issuance of common stock                                             609             9,175
                                                             -----------       -----------
Net cash provided by financing activities                            226             8,859
                                                             ===========       ===========

Net decrease in cash and cash equivalents                         (2,510)          (17,773)
Cash and cash equivalents at beginning of period                  95,116           149,895
                                                             -----------       -----------

Cash and cash equivalents at end of period                   $    92,606       $   132,162
                                                             ===========       ===========


Supplemental disclosures of cash flow information:
Interest paid                                                        $62               $79
Taxes paid                                                            --                45
Acquisition of equipment under capital leases                         23               103

                             See accompanying notes.

                                 ANADIGICS, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 MARCH 31, 2001

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   The condensed, consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.

2. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                         March 31, 2001  December 31, 2000
                                         --------------  -----------------

     Raw materials                         $     9,553        $    5,526
     Work in process                            12,966            14,329
     Finished goods                              9,585             8,942
                                           -----------        ----------
                                                32,104            28,797
     Reserves                                   (9,330)           (5,828)
                                           -----------        ----------
     Total                                 $    22,774        $   22,969
                                           ===========        ==========

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

                                 ANADIGICS, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 MARCH 31, 2001

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. EARNINGS PER SHARE

   The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                     Three months ended
                                              ---------------------------------
                                              March 31, 2001      April 2, 2000
                                              ---------------    --------------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share                       30,063,509        29,277,268

Net effect of diluted stock options
  based upon the treasury stock
  method using an average market
  price                                                  --*        2,352,716
                                              -------------      ------------
Weighted average common and
  dilutive securities outstanding
  used to calculate diluted earnings
  per share                                      30,063,509        31,629,984
                                              =============      ============

* The dilutive stock options are not included as their effect is anti-dilutive.

5. REVENUE SOURCES

   The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                                      Three months ended
                                              ---------------------------------
                                              March 31, 2001     April 2, 2000
                                              ---------------    --------------
Cellular and PCS Applications                 $         6,344    $       23,376
Cable and Broadcast Applications                       19,068            15,303
Fiber Optic Applications                                3,108             4,326
                                              ---------------    --------------
    Total                                     $        28,520    $       43,005
                                              ===============    ==============

   The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                                      Three months ended
                                              ---------------------------------
                                              March 31, 2001      April 2, 2000
                                              ---------------    --------------
Europe                                        $         2,478    $        9,755
Asia                                                   12,972             9,219
U.S.A. and Canada                                       8,708            17,026
Latin America                                           4,362             7,005
                                              ---------------    --------------
       Total                                  $        28,520    $       43,005
                                              ===============    ==============

6. SUBSEQUENT EVENTS

   The Company acquired Telcom Devices Corporation located in Camarillo, California on April 2, 2001. Telcom Devices manufactures indium phosphide based photodiodes for the telecommunication and data communication markets. The transaction will be accounted for as a purchase and is valued at $28 million, plus certain earn-out payments tied to future financial performance targets, for a potential total consideration of up to $45 million. The earn-out payments, if the financial performance is achieved, would be payable in the second quarter of 2002.

                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:


                                                   Three months ended
                                           ---------------------------------
                                           March 31, 2001      April 2, 2000
                                           ---------------    --------------

Net sales                                        100.0%               100.0%
Cost of sales                                     74.4%                50.8%
                                           ---------------    --------------
Gross profit                                      25.6%                49.2%
Research and development expenses                 35.2%                22.8%
Selling and administrative expenses               23.3%                14.2%
                                           ---------------    --------------
Operating income                                 (32.9%)               12.2%
Interest income, net                               8.3%                 5.8%
(Loss) gain on disposal of equipment              (0.2%)                2.4%
                                           ---------------    --------------
(Loss) income before income taxes                (24.8%)               20.4%
(Benefit) provision for income taxes              (8.7%)                7.5%
                                           ---------------    --------------
Net (loss) income                                (16.1%)               12.9%
                                           ===============    ==============


FIRST QUARTER 2000 (ENDED MARCH 31, 2001) COMPARED TO FIRST QUARTER 2000 (ENDED APRIL 2, 2000)

    NET SALES. Net sales during the first quarter of 2001 decreased 34% to $28.5 million from $43.0 million in the first quarter of 2000.

    Sales of integrated circuits for cellular and PCS applications decreased 73% during the first quarter of 2001 to $6.3 million from $23.4 million in the first quarter of 2000. The decrease in sales of integrated circuits for cellular and PCS applications was primarily due to a decrease in the demand for Global System for Mobile Communication (GSM) and Time Division Multiple Access (TDMA) power amplifiers.

    Sales of integrated circuits for cable and broadcast applications increased 25% during the first quarter of 2001 to $19.1 million from $15.3 million in the first quarter of 2000. The increase in sales of integrated circuits for cable and broadcast applications was primarily due to an increase in demand for our integrated circuit chip sets used in digital set-top converters and cable modems. Additionally, demand for our integrated circuit line amplifiers used as repeaters in cable television distribution networks increased.

    Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications decreased 28% during the first quarter of 2001 to $3.1 million from $4.3 million in the first quarter of 2000. The reduction in sales of integrated circuits for fiber optic applications was primarily due to softening of customer re-sale markets and customer inventory levels, particularly the gigabit ethernet and 2X fiber channel commodities.

    Generally, selling prices for same product sales were lower during the first quarter of 2001 compared to the first quarter of 2000.

    Due to overall market conditions and inventory corrections throughout the wireless and broadband communications markets, we will continue to experience a sequential decline in our product revenue during the second quarter of 2001.

    GROSS MARGIN. Gross margin during the first quarter of 2001 decreased to 25.6% from 49.2% in the first quarter of 2000. The decrease in gross margin was primarily due to the decrease in revenues and a $3.5 million inventory charge predominately for datacom fiber optic products with the softening of demand in the market.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 3% during the first quarter of 2001 to $10.1 million from $9.8 million during the first quarter of 2000. The increase was primarily attributable to increased headcount and depreciation on equipment to sponsor research and development of integrated circuits for cellular and PCS, CATV, fiber optic applications and new process technologies, including Indium Gallium Phosphide Heterojunction Bi-polar Transistor (InGaP HBT) used in cellular and PCS, and fiber optic applications. As a percentage of sales, research and development expense increased to 35.2% in the first quarter of 2001 from 22.8% in the first quarter of 2000.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 8% during the first quarter of 2001 to $6.6 million from $6.1 million in the first quarter of 2000. The increase in selling and administrative expenses was primarily due to higher compensation costs associated with an increase in sales and marketing headcount to support customer expansion initiatives as well as an increase in depreciation costs. As a percentage of sales, selling and administrative expenses increased to 23.3% in the first quarter of 2001 from 14.2% in the first quarter of 2000.

    INTEREST INCOME, NET. Net interest income decreased 4% to $2.4 million during the first quarter of 2001 from $2.5 million during the first quarter of 2000. The decrease of $.1 million was primarily due to lower balances of cash and marketable securities and generally lower interest rates.

    BENEFIT FOR INCOME TAXES. The benefit for income taxes during the first quarter of 2001 was recorded at an estimated effective tax rate of 35.0% of the loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, the Company had $92.6 million in cash and cash equivalents and $70.6 million in marketable securities. The Company had $2.8 million outstanding under its revolving bank credit facility as of the end of the first quarter of 2001, bearing an effective interest rate of 7.09%. As of March 31, 2001, the Company also had available $15.0 million under a term loan facility. The term loan facility drawdown period expires on July 1, 2001. The outstanding bank debt and term loan facility are subject to certain financial covenants. Substantially all of the Company's assets are pledged as security for repayments of the outstanding bank debt and borrowings, if any, under the term loan facility.

    Operating activities used $1.4 million in cash during the three month period ended March 31, 2001. Investing activities, which primarily consisted of purchases of equipment of $2.4 million and net sales of marketable securities of $1.1 million, used $1.3 million of cash during the three month period ended March 31, 2001. Financing activities, which primarily consisted of proceeds received from employee stock options exercised, raised $.2 million during the three month period ended March 31, 2001.

    As of March 31, 2001, we had purchase commitments of approximately $11.5 million of equipment, furniture and leasehold improvements, inclusive of our six-inch wafer fabrication facility expansion, for the first half of 2001. The expansion, which is expected to cost approximately $14.0 million (of which $6.5 million has been spent through March 31, 2001) will approximately double our current production capacity and is expected to be completed by the end of the third quarter 2001.

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

SUBSEQUENT EVENTS

    We acquired Telcom Devices Corporation located in Camarillo, California on April 2, 2001. Telcom Devices manufactures indium phosphide based photodiodes for the telecommunication and data communication markets. This acquisition is a key step in our fiber strategy to provide high performance, chip set solutions by adding long wavelength PIN photodiodes and unique packaging capabilities to our fiber product line. This transaction will be accounted for as a purchase and is valued at $28 million, plus certain earn-out payments tied to future financial performance targets, for a potential total consideration of up to $45 million. The earn-out payments, if the financial performance is achieved, would be payable in the second quarter of 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 (SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," we adopted the provisions of SFAS 133 as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on our results of operations or financial position during the first quarter of 2001.

RISKS AND UNCERTAINTIES

    Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets we serve, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 2000 and the Registration Statement on Form S-3 (Registration No. 333-83889). These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

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

                           PART II - OTHER INFORMATION

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

   Reports on Form 8-K during the quarter ended March 31, 2001.

   None.

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


Dated: April 30, 2001