Form 10-Q
period 2001-06-30
ANADIGICS INC
filed 2001-07-31
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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



       141 Mt. Bethel Road
       Warren, New Jersey                                  07059
-----------------------------------------          ----------------------
(Address of principal executive offices)                 (Zip Code)

                                 (908) 668-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of July 27, 2001 was 30,320,646.

                                      INDEX

                                 ANADIGICS, Inc.

         Part. I.  Financial Information

          Item 1.  Financial Statements (unaudited)

                   Condensed consolidated balance sheets - June 30, 2001 and December 31, 2000.

                   Condensed consolidated statements of operations and comprehensive income (loss) - Three and six months ended June 30, 2001 and July 2, 2000.

                   Condensed consolidated statements of cash flows - Six months ended June 30, 2001 and July 2, 2000.

                   Notes to condensed consolidated financial statements - June 30, 2001.

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

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (dollars in thousands, except share and per share amounts)




                                                                                 June 30, 2001   December 31, 2000
                                                                                 -------------   -----------------
                                                                                  (unaudited)        (Note 1)
                         ASSETS

Current assets:
     Cash and cash equivalents                                                   $  38,695          $  95,116
     Marketable securities                                                          24,269             53,254
     Accounts receivable, net                                                       12,671             21,794
     Inventory                                                                      16,994             22,969
     Prepaid expenses and other current assets                                       5,665              3,475
     Deferred taxes                                                                      -              3,035
                                                                                 ---------          ---------
Total current assets                                                                98,294            199,643

Marketable securities                                                               61,036             17,791
Property and equipment:
     Equipment and furniture                                                       138,183            137,819
     Leasehold improvements                                                         33,809             32,767
     Projects in process                                                            22,584             19,083
                                                                                 ---------          ---------
                                                                                   194,576            189,669
     Less accumulated depreciation and amortization                                 86,904             83,034
                                                                                 ---------          ---------
                                                                                   107,672            106,635

Goodwill and other intangibles, net of amortization                                 21,266                  -
Deferred taxes                                                                           -             23,102
Other assets                                                                         5,217              5,302
                                                                                 ---------          ---------
Total assets                                                                     $ 293,485          $ 352,473
                                                                                 =========          =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $  13,116          $  10,985
     Accrued liabilities                                                             5,759              6,824
     Current maturities of capital lease obligations                                   254                250
     Accrued restructuring costs                                                     1,257                597
     Current maturities of long-term debt                                              254              1,000
                                                                                 ---------          ---------
Total current liabilities                                                           20,640             19,656

Other long-term liabilities                                                          2,183              1,985
Long-term debt, less current portion                                                   135              2,000

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 144,000,000 shares authorized, 30,268,593 and 30,027,760 issued and outstanding at June 30, 2001 and
        December 31, 2000, respectively                                                303                300
     Additional paid-in capital                                                    331,144            329,362
     Accumulated deficit                                                           (61,105)            (1,118)
     Accumulated other comprehensive income                                            185                288
                                                                                 ---------          ---------
     Total stockholders' equity                                                    270,527            328,832
                                                                                 ---------          ---------
Total liabilities and stockholders' equity                                       $ 293,485          $ 352,473
                                                                                 =========          =========


                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (dollars in thousands, except share and per share amounts)




                                                                   Three months ended                 Six months ended
                                                            --------------------------------     -------------------------------
                                                             June 30, 2001      July 2, 2000     June 30, 2001      July 2, 2000
                                                            ---------------    -------------     ---------------    -------------
                                                                        (unaudited)                         (unaudited)
Net sales                                                  $     18,897        $     47,517       $     47,418        $     90,522
Cost of sales                                                    26,235              23,135             47,440              44,968
                                                           ------------        ------------       ------------        ------------
Gross (loss) profit                                              (7,338)             24,382                (22)             45,554
Research and development expenses                                 9,972              10,181             20,023              19,970
Selling and administrative expenses                               7,369               6,627             14,010              12,764
Restructuring charges                                             1,700                   -              1,700                   -
Purchased in-process R&D                                          3,800                   -              3,800                   -
                                                           ------------        ------------       ------------        ------------
Operating (loss) income                                         (30,179)              7,574            (39,555)             12,820
Interest income, net                                              1,594               2,621              3,955               5,120
Gain (loss) on sale of equipment                                     11                 290                (49)              1,339
                                                           ------------        ------------       ------------        ------------
(Loss) income before income taxes                               (28,574)             10,485            (35,649)             19,279
Provision for income taxes                                       26,814               3,879             24,338               7,133
                                                           ------------        ------------       ------------        ------------
Net (loss) income                                          $    (55,388)       $      6,606       $    (59,987)       $     12,146
                                                           ============        ============       ============        ============

Basic (loss) earnings per share                            $      (1.84)       $       0.22       $      (1.99)       $       0.41
                                                           ============        ============       ============        ============
Weighted average common
   shares outstanding                                        30,183,105          29,810,187         30,126,585          29,543,727
                                                           ============        ============       ============        ============

Diluted (loss) earnings per share                          $      (1.84)       $       0.21       $      (1.99)       $       0.38
                                                           ============        ============       ============        ============
Weighted average common and
  dilutive securities outstanding                            30,183,105          31,782,288         30,126,585          31,774,482
                                                           ============        ============       ============        ============



        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             (dollars in thousands)


                                                                Three months ended                  Six months ended
                                                        --------------------------------     -------------------------------
                                                         June 30, 2001      July 2, 2000     June 30, 2001      July 2, 2000
                                                        ---------------    -------------     ---------------    -------------
                                                                     (unaudited)                      (unaudited)
Net (loss) income                                            $(55,388)           $  6,606            $(59,987)           $ 12,146
Unrealized loss on
   marketable securities                                         (263)                (97)                 (7)                (89)
Foreign currency translation
   adjustment                                                     (11)                  -                 (83)                  -

Reclassification adjustment:
Net realized gain previously in
  other comprehensive income                                       (2)                  -                 (13)                  -
                                                             --------            --------            --------            --------
Comprehensive (loss) income                                  $(55,664)           $  6,509            $(60,090)           $ 12,057
                                                             ========            ========            ========            ========



                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)



                                                                                          Six months ended
                                                                              -------------------------------------
                                                                               June 30, 2001          July 2, 2000
                                                                              ---------------        --------------
                                                                                (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                $ (59,987)           $  12,146
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
   Depreciation                                                                     12,279               10,182
   Amortization                                                                        974                  101
   Loss on asset impairment                                                            552                    -
   Purchased in-process research and development                                     3,800                    -
   Deferred taxes                                                                   24,338                7,134
   Amortization of premium (discount) on marketable securities                         399                 (132)
   Realized gain on sales of marketable securities                                      13                    -
   Loss (gain) on sale of equipment                                                     49               (1,339)
   Provision for litigation settlement                                                   -               (6,436)
Changes in operating assets and liabilities
      Accounts receivable                                                           10,501               (3,837)
      Inventory                                                                      7,268               (5,767)
      Prepaid expenses and other assets                                             (2,024)              (1,194)
      Accounts payable                                                               1,745                1,388
      Accrued and other liabilities                                                   (485)                 975
                                                                                 ---------            ---------
Net cash (used) provided by operating activities                                      (578)              13,221

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                                   (11,559)             (24,069)
Purchases of marketable securities                                                 (82,873)             (35,159)
Proceeds from sale of marketable securities                                         68,183               16,747
Purchase of Telcom Devices, net of cash acquired                                   (27,927)                   -
Proceeds from sale of equipment                                                         32                1,342
                                                                                 ---------            ---------
Net cash used in investing activities                                              (54,144)             (41,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                             1,785               10,541
Repayment of debt                                                                   (3,240)                (500)
Payment of capital lease obligations                                                  (244)                (176)
                                                                                 ---------            ---------
Net cash (used) provided by financing activities                                    (1,699)               9,865
                                                                                 ---------            ---------

Net decrease in cash and cash equivalents                                          (56,421)             (18,053)
Cash and cash equivalents at beginning of period                                    95,116              149,895
                                                                                 ---------            ---------
Cash and cash equivalents at end of period                                       $  38,695            $ 131,842
                                                                                 =========            =========

Supplemental disclosures of cash flow information:
Interest paid                                                                    $     121            $     156
Taxes paid                                                                               -                   46
Acquisition of equipment under capital leases                                          248                  203



                             See accompanying notes.

                                 ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JUNE 30, 2001

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2.   INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                           JUNE 30, 2001      DECEMBER 31, 2000
                                          ----------------   ------------------

         Raw materials                     $     7,594          $    5,526
         Work in process                         13,512             14,329
         Finished goods                          9,114               8,942
                                           -----------          ----------
                                                30,220              28,797
         Reserves                              (13,226)             (5,828)
                                           -----------          ----------
      Total                                $    16,994          $   22,969
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

4.   EARNINGS PER SHARE

        The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:



                                      Three months ended                     Six months ended
                                  ------------------------------      -----------------------------
                                     June 30, 2001  July 2, 2000      June 30, 2001    July 2, 2000
                                  ----------------  ------------      -------------    ------------
Weighted average common shares
 outstanding used to calculate
   basic earnings per share             30,183,105     29,810,187        30,126,585     29,543,727

Net effect of diluted stock options
 based upon the treasury stock
 method using an average market
 price                                          -*      1,972,101               -*      2,230,755
                                        ----------     ----------       ----------     ----------
Weighted average common and
 dilutive securities outstanding
 used to calculate diluted
 earnings per share                     30,183,105     31,782,288       30,126,585     31,774,482
                                        ==========     ==========       ==========     ==========



* - The dilutive stock options are not included as their effect is anti-dilutive.

                                 ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JUNE 30, 2001

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.   REVENUE SOURCES

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision-maker and are as follows:


                                       Three months ended                     Six months ended
                                  ------------------------------      -----------------------------
                                  June 30, 2001     July 2, 2000      June 30, 2001    July 2, 2000
                                  -------------    -------------      -------------    ------------
Cellular and PCS Applications     $       5,933    $      25,508      $      12,278    $     48,883
Cable and Broadcast Applications          8,409           16,989             27,477          32,293
Fiber Optic Applications                  4,555            5,020              7,663           9,346
                                  -------------    -------------      -------------    ------------
       Total                      $      18,897    $      47,517      $      47,418    $     90,522
                                  =============    =============      =============    ============



         The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:



                                        Three months ended                   Six months ended
                                  ------------------------------      -----------------------------
                                  June 30, 2001     July 2, 2000      June 30, 2001    July 2, 2000
                                  -------------    -------------      -------------    ------------
Europe                             $      4,009    $      10,135      $       6,488    $     19,890
Asia                                      5,486            8,786             18,458          18,005
U.S.A. and Canada                         5,593           19,057             14,301          36,082
Latin America                             3,809            9,539              8,171          16,545
                                  -------------    -------------      -------------    ------------
       Total                      $      18,897    $      47,517      $      47,418    $     90,522
                                  =============    =============      =============    ============


6.   ACQUISITION OF TELCOM DEVICES

         On April 2, 2001, ANADIGICS, Inc. acquired Telcom Devices Corp. ("Telcom"), a manufacturer of indium phosphide based photodiodes for the telecommunications and data communications markets. The acquisition was accounted for using the purchase method of accounting. The results of operations of Telcom are included in that of the Company from the date of purchase. There are no significant differences between the accounting policies of ANADIGICS and Telcom.

         The cash consideration paid on April 2, 2001, for 100% of Telcom's stock was $28,000. In addition, the Company incurred $300 in acquisition-related costs. The total purchase price of $28,300 was allocated, on a preliminary basis, to the assets acquired and liabilities assumed, based on their fair values (as determined by an appraisal) as follows:

         Fair value of tangible assets               $5,522
         Fair value of liabilities assumed           (1,369)
         In-process research and development          3,800
         Process technology                           3,400
         Covenant not to compete                        800
         Deferred tax liability                      (1,831)
         Goodwill                                    17,978
                                                     ------
         Total purchase price                       $28,300

         In addition, contingent purchase consideration of up to $17,000 may be payable if certain sales and profit targets are reached over the twelve months ending March 31, 2002. Any payments of contingent purchase consideration would increase the goodwill attributed to Telcom. We are unable to assess the probability of any contingent purchase consideration that may be due and have therefore excluded it from our fair value allocation.

         The process technology, covenant not-to-compete and goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from two to seven years. The Company recorded a charge of $3,800 representing the fair value of certain acquired research and development projects relating to 40 GB/s photodiode and autobondable and auto eutectic bonding that were determined to have not reached technological feasibility and do not have alternative future uses. The fair-value of such projects was determined based on discounted net cash flows. These cash flows were based on management's estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounting for the time value of money, as well as the risks of realization of the cash flows.

         The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and six months ended June 30, 2001 and July 2, 2000, as if the acquisition of Telcom had occurred on December 31, 1999 and after giving effect to purchase accounting adjustments. The charge for purchased in-process R&D is not included in the pro-forma results, because it is non-recurring.



                                        Three months ended                   Six months ended
                                  ------------------------------      -----------------------------
                                  June 30, 2001     July 2, 2000      June 30, 2001    July 2, 2000
                                  -------------    -------------      -------------    ------------
Pro-forma revenue                   $   18,897      $   49,527          $   49,878      $   94,152
Pro-forma net (loss) income         $  (51,588)     $    5,811          $  (56,800)     $   10,333
Pro-forma net (loss) income
  per share
         Basic                      $    (1.71)     $     0.19          $    (1.89)     $     0.35
         Diluted                    $    (1.71)     $     0.18          $    (1.89)     $     0.33



         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

7.   RESTRUCTURING CHARGE

         During the second quarter of 2001, the Company recorded a restructuring charge of $1,700. The charge consisted primarily of $750 for severance and related benefits costs of a workforce reduction and $800 for impairment of fixed assets.

8.   INCOME TAXES

         During the second quarter of 2001, the Company recorded a valuation allowance of $26,814 against the carrying value of its deferred tax asset. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


         The following table sets forth the unaudited consolidated statements of operations data as a percent of net sales for the periods presented:




                                                                        Three months ended                  Six months ended
                                                                ---------------------------------    ------------------------------
                                                                June 30, 2001        July 2, 2000    June 30, 2001     July 2, 2000
                                                                -------------       -------------    -------------     ------------
                                                                           (unaudited)                        (unaudited)

Net sales                                                             100.0%             100.0%            100.0%             100.0%
Cost of sales                                                         138.8               48.7             100.0               49.7
                                                                      -----              -----             -----              -----
Gross (loss) profit                                                   (38.8)              51.3               -                 50.3
Research and development expenses                                      52.8               21.4              42.2               22.1
Selling and administrative expenses                                    39.0               14.0              29.6               14.0
Restructuring charge                                                    9.0                -                 3.6                -
Purchased in-process R&D                                               20.1                -                 8.0                -
                                                                      -----              -----             -----              -----
Operating (loss) income                                              (159.7)              15.9             (83.4)              14.2
Interest income, net                                                    8.4                5.6               8.3                5.7
Gain (loss) on sale of equipment                                        0.1                0.6              (0.1)               1.5
                                                                      -----              -----             -----              -----
(Loss) income before income taxes                                    (151.2)              22.1             (75.2)              21.4
Provision for income taxes                                            141.9                8.2              51.3                8.0
                                                                      -----              -----             -----              -----
Net (loss) income                                                    (293.1%)             13.9%           (126.5%)             13.4%
                                                                     ======               ====            ======               ====


         NET SALES. Net sales during the second quarter of 2001 decreased 60.2% to $18.9 million, compared to $47.5 million for the second quarter of 2000. For the six months ended June 30, 2001, net sales were $47.4 million, a 47.6% decrease from net sales of $90.5 million for the six months ended July 2, 2000. The decline in net sales is due to the significant downturn in demand experienced across each of the Company's product lines. The wireless and broadband markets are soft due to high component inventories at most of our customers and lower end-consumer demand.

         Specifically, net sales of integrated circuits for cellular and PCS applications decreased 76.7% during the second quarter of 2001 to $5.9 million, which includes billings of $1.0 million associated with a customer's end-of-life product, from $25.5 million in the second quarter of 2000. For the six months ended June 30, 2001, net sales of integrated circuits for cellular and PCS applications decreased 74.9% to $12.2 million from $48.9 million in the six month period ended July 2, 2000. The decrease was primarily due to decreased demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications decreased 50.5% during the second quarter of 2001 to $8.4 million from $17.0 million in the second quarter of 2000. For the six months ended June 30, 2001, net sales of integrated circuits for cable and broadcast applications decreased 14.9% to $27.5 million from $32.3 million in the six month period ended July 2, 2000. The decrease was primarily due to decreased demand for our integrated circuit reverse amplifiers and converters used in digital set-top boxes, cable modems, and our integrated circuit line amplifiers used as repeaters in cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications decreased 9.3% during the second quarter of 2001 to $4.6 million from $5.0 million in the second quarter of 2000. For the six months ended June 30, 2001, net sales of integrated circuits for fiber optic applications decreased 18.1% to $7.7 million from $9.3 million in the six month period ended July 2, 2000. Net sales for the second quarter and six months ended June 30, 2001 include $3.6 million of Telcom's sales since its acquisition on April 2, 2001. The reduction in sales of integrated circuits for fiber optic applications was primarily due to lower capital spending in the fiber optic markets.

         Generally, selling prices for same product sales were lower during 2001 as compared to 2000.

         Due to overall market conditions and inventory corrections throughout the wireless and fiber markets, we will continue to experience a sequential decline in our revenue during the third quarter of 2001.

         GROSS MARGIN. Gross margin for the second quarter of 2001 decreased to (38.8%) of net sales, compared with 51.3% of net sales in the comparable period of the prior year. For the six months ended June 30, 2001, gross margin decreased to break-even from 50.3% of net sales for the six months ended July 2, 2000. The decline in gross margin results from lower net sales, lower absorption of fixed costs, start-up costs associated with the ramp of the Company's new HBT Power Amplifier modules offset by the above-mentioned end-of-product life billing during the second quarter, and includes a $7.6 million and a $11.1 million inventory charge in the three and six month periods ended June 30, 2001, respectively. The charge primarily related to excess, slow-moving, and obsolete inventories. Excluding the charge for inventories, gross margin during the second quarter of 2001 was 1.6% and 23.4% for the six months ended June 30, 2001.

         RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 2.1% during the second quarter of 2001 to $10.0 million from $10.2 million during the second quarter of 2000. As a percentage of sales, research and development expense increased to 52.8% in the second quarter of 2001 from 21.4% in the second quarter of 2000. Company sponsored research and development expense increased 0.3% during the six month period ended June 30, 2001 to $20.0 million. As a percent of sales, company funded research and development increased to 42.2% during the six month period ended June 30, 2001 from 22.1% in the six month period ended July 2, 2000.

         PURCHASED IN-PROCESS R&D. The Company expensed purchased in-process research and development costs of $3.8 million as a result of the Telcom acquisition on April 2, 2001. This charge represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and do not have alternative future uses.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 11.2% during the second quarter of 2001 to $7.4 million from $6.6 million in the second quarter of 2000. The increase was primarily due to intangibles amortization in connection with the Telcom acquisition and ongoing selling and administrative costs, partially offset by a decrease in consulting services. As a percentage of sales, selling and administrative expenses increased to 39.0% in the second quarter of 2001 from 14.0% in the second quarter of 2000. Selling and administrative expenses increased 9.8% during the six month period ended June 30, 2001 to $14.0 million from $12.8 million in the six month period ended July 2, 2000. The increase was primarily due to the inclusion of intangibles amortization in connection with the Telcom acquisition and ongoing selling and administrative costs. As a percentage of sales, selling and administrative expenses increased to 29.6% during the six month period ended June 30, 2001 from 14.0% in the six month period ended July 2, 2000.

         RESTRUCTURING CHARGE. During the second quarter of 2001, the Company recorded a restructuring charge of $1.7 million. The charge consisted of $0.75 million for severance and related benefits costs of a workforce reduction, $0.8 million for impaired fixed assets and $0.15 million for facilities cancellation costs. The anticipated annual benefit from these charges is expected to approximate $3.1 million. Combining this benefit with savings from other eliminated positions, results in a total anticipated annual savings of $5.1 million.

         INTEREST INCOME, NET. Net interest income decreased 39.2% to $1.6 million during the second quarter of 2001 from $2.6 million during the second quarter of 2000. Net interest income decreased 22.8% during the six month period ended June 30, 2001 to $4.0 million from $5.1 million in the six month period ended July 2, 2000. The decreases were primarily due to lower balances of cash and marketable securities and generally lower interest rates.

         GAIN ON SALE OF EQUIPMENT. During the second quarter of 2000, the Company sold equipment, which resulted in a gain on the sale of approximately $0.3 million. During the six month period ended June 30, 2000 the Company sold equipment resulting in a $1.3 million gain.

         PROVISION FOR INCOME TAXES. During the second quarter of 2001, the Company recorded a valuation allowance of $26,814 against the carrying value of its deferred tax asset. Whereas realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance in 2001.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had $38.7 million in cash and cash equivalents and $85.3 million in marketable securities for a total combined balance of $124 million. The Company had $0.4 million outstanding under a term loan as of the end of the second quarter, 2001. As of June 30, 2001, we also had available $15.0 million under a credit facility. The credit facility expired on July 1, 2001.

         Operating activities used $0.6 million in cash during the six month period ended June 30, 2001. Investing activities, which primarily consisted of purchases of equipment of $11.6 million, net purchases of marketable securities of $14.7 million, and the purchase of Telcom of $27.9 million, used $54.1 million of cash during the six month period ended June 30, 2001. Financing activities, which primarily relates to the repayment of bank debt, used $1.7 million during the six month period ended June 30, 2001.

         As of June 30, 2001, we had purchase commitments of approximately $5.5 million for equipment and furniture, and leasehold improvements.

         We believe that our sources of capital, including internally generated funds, will be adequate to satisfy anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complementary businesses or technologies, or investments in other companies. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). This statement will be effective for fiscal years beginning after December 15, 2001. Under the provisions of FAS 142, the cost of certain of the Company's intangible assets will no longer be subject to amortization but will be reviewed annually for impairment. Management anticipates that upon adoption of FAS 142 the annual amortization of goodwill that would have approximated $2.6 million will no longer be required for 2002 and beyond.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed income investments (U.S. Treasury and Agency securities and commercial paper). We continually monitor our exposure to changes in interest rates from our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we are at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

                                 ANADIGICS, Inc.

                                    PART II.

                                OTHER INFORMATION

Item    1.   Legal Proceedings

         The Company was not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, which litigation would not, in the opinion of the Company's management, have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders


         The Company held its annual meeting of stockholders on May 24, 2001 at which the Company's stockholders voted on:

(a) The election of three Class III Directors of ANADIGICS to hold office until 2004.

(b) To approve an amendment and restatement of the Employee Stock Purchase Plan that extends the Plan through December 31, 2005 and increases the number of shares issuable thereunder by 850,000 to 1,693,750.

(c) The ratification of Ernst & Young, LLP as independent auditors of ANADIGICS for the fiscal year ending December 31, 2001.

         The three matters listed above were voted upon and approved by the shareholders of the Company as follows:

(a) The election of David Fellows as a Class III Director was approved by holders of 26,827,739 shares of the Company's outstanding capital stock. Holders of 116,219 shares withheld from voting on such election. The election of Ronald Rosenzweig as a Class III Director was approved by holders of 26,830,056 shares of the Company's outstanding capital stock. Holders of 113,902 shares withheld from voting on such election. The election of Lewis Solomon as a Class III Director was approved by holders of 26,818,555 shares of the Company's outstanding capital stock. Holders of 125,403 shares withheld from voting on such election.

(b) Amendment to the Employee Stock Purchase Plan to extend the Plan through December 31, 2005 and to increase the number of issuable shares by 850,000 to 1,693,750 was approved by holders of 15,729,435 shares of the Company' outstanding stock. Holders of 756,952 shares voted against the amendment, and holders of 10,457,571 shares abstained.

(c) The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of 26,797,545 shares of the Company's outstanding capital stock. Holders of 57,135 shares voted against the ratification, and holders of 89,278 shares abstained from voting on such ratification.


ITEM    6.   EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K during the quarter ended June 30, 2001.

         The Company filed Form 8-K on April 6, 2001 relating to the acquisition of Telcom Devices Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ANADIGICS, INC.


                                          By:    /s/ Thomas C. Shields
                                                 ------------------------------
                                                 Thomas C. Shields
                                                 Senior Vice President
                                                 and Chief Financial Officer





Dated: July 31, 2001