Form 10-Q
period 2001-09-29
ANADIGICS INC
filed 2001-10-23
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001.

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ____________.

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-2582106
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          141 Mt. Bethel Road
          Warren, New Jersey                                07059
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)


                                 (908) 668-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of October 22, 2001 was 30,356,649.

                                      INDEX

                                 ANADIGICS, Inc.

              Part. I.        Financial Information

               Item 1.        Financial Statements (unaudited)

                              Condensed consolidated balance sheets - September 29, 2001 and December 31, 2000.

                              Condensed consolidated statements of operations and comprehensive income (loss) - Three and nine months ended September 29, 2001 and September 30, 2000.

                              Condensed consolidated statements of cash flows - Nine months ended September 29, 2001 and September 30, 2000.

                              Notes to condensed consolidated financial statements - September 29, 2001.

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

               Item 1.        Legal Proceedings


               Item 6.        Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        September 29, 2001  December 31, 2000
                                                                        ------------------  -----------------
                                                                              (unaudited)    (Note 1)
                         ASSETS
Current assets:
     Cash and cash equivalents                                                  $  23,857    $  95,116
     Marketable securities                                                         31,612       53,254
     Accounts receivable, net                                                      12,550       21,794
     Inventory                                                                     17,736       22,969
     Prepaid expenses and other current assets                                      5,328        3,475
     Deferred taxes                                                                    --        3,035
                                                                                ---------    ---------
Total current assets                                                               91,083      199,643

Marketable securities                                                              54,252       17,791
Property and equipment:
     Equipment and furniture                                                      135,654      137,819
     Leasehold improvements                                                        33,964       32,767
     Projects in process                                                           17,518       19,083
                                                                                ---------    ---------
                                                                                  187,136      189,669
     Less accumulated depreciation and amortization                                88,454       83,034
                                                                                ---------    ---------
                                                                                   98,682      106,635

Goodwill and other intangibles, net of amortization                                20,354           --
Deferred taxes                                                                         --       23,102
Other assets                                                                        6,327        5,302
                                                                                ---------    ---------
Total assets                                                                    $ 270,698    $ 352,473
                                                                                =========    =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $  11,541    $  10,985
     Accrued liabilities                                                            5,091        6,824
     Current maturities of capital lease obligations                                  151          250
     Accrued restructuring costs                                                    1,542          597
     Current maturities of long-term debt                                             262        1,000
                                                                                ---------    ---------
Total current liabilities                                                          18,587       19,656

Other long-term liabilities                                                         2,281        1,985
Long-term debt, less current portion                                                   45        2,000

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 144,000,000 shares authorized, 30,355,168 and 30,027,760 issued and outstanding at September 29, 2001 and
        December 31, 2000, respectively                                               304          300
     Additional paid-in capital                                                   331,792      329,362
     Accumulated deficit                                                          (83,503)      (1,118)
     Accumulated other comprehensive income                                         1,192          288
                                                                                ---------    ---------
     Total stockholders' equity                                                   249,785      328,832
                                                                                ---------    ---------
Total liabilities and stockholders' equity                                      $ 270,698    $ 352,473
                                                                                =========    =========



                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  Three months ended                       Nine months ended
                                                        -----------------------------------      -----------------------------------
                                                        Sept. 29, 2001       Sept. 30, 2000      Sept. 29, 2001       Sept. 30, 2000
                                                        --------------       --------------      --------------       --------------
                                                                     (unaudited)                              (unaudited)
Net sales                                                 $     16,340         $     51,075        $     63,757         $    141,597
Cost of sales                                                   18,197               24,810              65,636               69,778
                                                          ------------         ------------        ------------         ------------
Gross (loss) profit                                             (1,857)              26,265              (1,879)              71,819
Research and development expenses                                9,478               10,852              29,501               30,821
Selling and administrative expenses                              6,872                7,121              20,881               19,885
Restructuring charges                                            5,701                   --               7,401                   --
Purchased in-process R&D                                            --                   --               3,800                   --
                                                          ------------         ------------        ------------         ------------
Operating (loss) income                                        (23,908)               8,292             (63,462)              21,113
Interest income, net                                             1,506                2,756               5,461                7,876
Gain (loss) on sale of equipment                                     3                   15                 (46)               1,353
                                                          ------------         ------------        ------------         ------------
(Loss) income before income taxes                              (22,399)              11,063             (58,047)              30,342
Provision for income taxes                                          --                3,986              24,338               11,119
                                                          ------------         ------------        ------------         ------------
Net (loss) income                                         $    (22,399)        $      7,077        $    (82,385)        $     19,223
                                                          ============         ============        ============         ============

Basic (loss) earnings per share                           $      (0.74)        $       0.24        $      (2.73)        $       0.65
                                                          ============         ============        ============         ============
Weighted average common
   shares outstanding                                       30,323,356           29,880,442          30,190,556           29,655,966
                                                          ============         ============        ============         ============

Diluted (loss) earnings per share                         $      (0.74)        $       0.23        $      (2.73)        $       0.61
                                                          ============         ============        ============         ============
Weighted average common and
  dilutive securities outstanding                           30,323,356           31,241,801          30,190,556           31,655,258
                                                          ============         ============        ============         ============




        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN THOUSANDS)

                                             Three months ended              Nine months ended
                                     --------------------------------  -------------------------------
                                     Sept. 29, 2001    Sept. 30, 2000  Sept. 29, 2001   Sept. 30, 2000
                                     --------------    --------------  --------------   --------------
                                               (unaudited)                       (unaudited)
Net (loss) income                        $ (22,399)       $   7,077       $ (82,385)       $  19,223
Unrealized gain on
   marketable securities                     1,023              192           1,016              103
Foreign currency translation
   adjustment                                  (16)              --             (99)              --

Reclassification adjustment:
Net realized gain previously in
  other comprehensive income                    --               --             (13)              --
                                         ---------        ---------       ---------        ---------
Comprehensive (loss) income              $ (21,392)       $   7,269       $ (81,481)       $  19,326
                                         =========        =========       =========        =========


                             See accompanying notes.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   Nine months ended
                                                             ------------------------------
                                                             Sept. 29, 2001  Sept. 30, 2000
                                                             --------------  --------------
                                                                (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                $ (82,385)   $  19,223
Adjustments to reconcile net (loss) income to net cash (used)
 provided by operating activities:
   Depreciation                                                     18,783       16,253
   Amortization                                                      1,917          226
   Loss on asset impairment                                          5,058           --
   Purchased in-process research and development                     3,800           --
   Deferred taxes                                                   24,338       11,181
   Amortization of premium (discount) on marketable securities         959         (230)
   Realized gain on sales of marketable securities                      13           --
   Loss (gain) on sale of equipment                                     46       (1,353)
   Provision for litigation settlement                                  --       (6,436)
Changes in operating assets and liabilities
      Accounts receivable                                           10,622       (8,998)
      Inventory                                                      6,526       (7,375)
      Prepaid expenses and other assets                             (1,797)      (2,507)
      Accounts payable                                                 170       (2,515)
      Accrued and other liabilities                                   (926)         566
                                                                 ---------    ---------
Net cash (used) provided by operating activities                   (12,876)      18,035

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                   (14,481)     (32,693)
Purchases of marketable securities                                 (99,215)     (67,510)
Proceeds from sale of marketable securities                         84,440       24,301
Purchase of Telcom Devices, net of cash acquired                   (27,927)          --
Proceeds from sale of equipment                                         35        1,342
                                                                 ---------    ---------
Net cash used in investing activities                              (57,148)     (74,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                             2,434       10,958
Repayment of debt                                                   (3,322)        (750)
Payment of capital lease obligations                                  (347)        (314)
                                                                 ---------    ---------
Net cash (used) provided by financing activities                    (1,235)       9,894
                                                                 ---------    ---------

Net decrease in cash and cash equivalents                          (71,259)     (46,631)
Cash and cash equivalents at beginning of period                    95,116      149,895
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  23,857    $ 103,264
                                                                 ---------    ---------
                                                                 ---------    ---------

Supplemental disclosures of cash flow information:
Interest paid                                                    $     137    $     230
Taxes paid                                                              --           46
Acquisition of equipment under capital leases                          248          357


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED) - SEPTEMBER 29, 2001

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). This statement will be effective for fiscal years beginning after December 15, 2001. Under the provisions of FAS 142, the cost of certain of the Company's intangible assets will no longer be subject to amortization but will be reviewed annually for impairment. Management anticipates that upon adoption of FAS 142 the annual amortization of goodwill that would have approximated $2.6 million will no longer be required for 2002 and beyond. The Company has not yet determined the impact, if any, on its earnings or financial position of the required impairment tests of goodwill.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement will be effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model, based upon the framework established in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is in the process of assessing the impact of the adoption of this statement on its financial position, results of operations and cash flows.


2. INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                         September 29, 2001  December 31, 2000
                                         ------------------  -----------------

         Raw materials                         $    7,142      $    5,526
         Work in process                           12,759          14,329
         Finished goods                             8,630           8,942
                                               ----------      ----------
                                                   28,531          28,797
         Reserves                                 (10,795)         (5,828)
                                               ----------      ----------
         Total                                 $   17,736      $   22,969
                                               ==========      ==========

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED) - SEPT. 29, 2001

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4.  EARNINGS PER SHARE

        The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                          Three months ended               Nine months ended
                                   --------------------------------  -------------------------------
                                   Sept. 29, 2001    Sept. 30, 2000  Sept. 29, 2001   Sept. 30, 2000
                                   --------------    --------------  --------------   --------------
Weighted average common shares
   outstanding used to calculate
   basic earnings per share           30,323,356       29,880,442       30,190,556       29,655,966

Net effect of diluted stock options
   based upon the treasury stock
   method using an average market
price                                         -*        1,361,359               -*        1,999,292
                                      ----------       ----------       ----------       ----------
Weighted average common and
   dilutive securities outstanding
   used to calculate diluted
   earnings per share                 30,323,356       31,241,801       30,190,556       31,655,258
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

5.   REVENUE SOURCES

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision-maker and are as follows:

                                       Three months ended                    Nine months ended
                                  ------------------------------      -----------------------------
                                  Sept. 29, 2001   Sept. 30, 2000     Sept. 29, 2001  Sept. 30, 2000
                                  --------------   --------------     --------------  --------------
Cellular and PCS Applications     $       6,095    $      20,732      $      18,373    $     69,615
Cable and Broadcast Applications          7,838           23,586             35,314          55,874
Fiber Optic Applications                  2,407            6,757             10,070          16,108
                                  -------------    -------------      -------------    ------------
       Total                      $      16,340    $      51,075      $      63,757    $    141,597
                                  =============    =============      =============    ============

         The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                        Three months ended                  Nine months ended
                                  -------------------------------     ------------------------------
                                  Sept. 29, 2001   Sept. 30, 2000     Sept. 29, 2001  Sept. 30, 2000
                                  --------------   --------------     --------------  --------------
Europe                            $       1,634    $       7,709      $       8,122    $     27,599
Asia                                      4,894           13,557             23,352          31,562
U.S.A. and Canada                         6,554           17,258             20,854          53,341
Latin America                             3,258           12,551             11,429          29,095
                                  -------------    -------------      -------------    ------------
       Total                      $      16,340    $      51,075      $      63,757    $    141,597
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

         The cash consideration paid on April 2, 2001, for 100% of Telcom's stock was $28,000. In addition, the Company incurred $300 in acquisition-related costs. The total purchase price of $28,300 was allocated to the assets acquired and liabilities assumed, based on their fair values (as determined by an appraisal) as follows:

         Fair value of tangible assets              $ 5,522
         Fair value of liabilities assumed           (1,369)
         In-process research and development          3,800
         Process technology                           3,400
         Covenant not to compete                        800
         Deferred tax liability                      (1,831)
         Goodwill                                    17,978
                                                    -------
         Total purchase price                       $28,300


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

         The process technology, covenant not-to-compete and goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from two to seven years. The Company recorded a charge of $3,800 representing the fair value of certain acquired research and development projects relating to 40 GB/s photodiode and autobondable and auto eutectic bonding that were determined to have not reached technological feasibility and do not have alternative future uses. The fair-value of such projects was determined based on discounted net cash flows. These cash flows were based on management's estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounted for the time value of money, as well as the risks of realization of the cash flows.

         The following unaudited pro-forma consolidated financial information reflects the results of operations for the nine months ended September 29, 2001 and September 30, 2000, as if the acquisition of Telcom had occurred on December 31, 1999 and after giving effect to purchase accounting adjustments. The charge for purchased in-process R&D is not included in the pro-forma results, because it is non-recurring.

                                                           Nine months ended
                                                    -------------------------------
                                                    Sept. 29, 2001   Sept. 30, 2000
                                                    --------------   --------------
Pro-forma revenue                                     $    66,217    $   147,975
Pro-forma net (loss) income                           $   (79,198)   $    17,451
Pro-forma net (loss) income per share
         Basic                                        $     (2.62)   $      0.59
         Diluted                                      $     (2.62)   $      0.55

         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

7. RESTRUCTURING CHARGES

         During the third quarter of 2001, the Company recorded a restructuring charge of $5,701 for an impairment of fixed assets and for severance and related benefits costs of workforce reductions. The charge consists of $4,506 for an impairment of certain manufacturing and research fixed assets as they are surplus to the Company's foreseeable operating levels and research activities. Certain of these assets are held-for-sale and an estimated recoverable value of $1,000 has been included in other current assets. A charge of $1,195 was recorded for severance and related benefits costs for workforce reductions undertaken in the third quarter. Combined with the restructuring charge recorded in the second quarter of 2001, the Company's restructuring charges total $7,401. The charges consist primarily of $1,945 for severance and related benefits costs for workforce reductions and $5,306 for impairment of fixed assets. The workforce reductions eliminate approximately 100 positions throughout the Company and $1,105 of benefits were paid through September 29, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                            Three months ended               Nine months ended
                                      -------------------------------  ------------------------------
                                      Sept. 29, 2001   Sept. 30, 2000  Sept. 29, 2001  Sept. 30, 2000
                                      --------------   --------------  --------------  --------------
                                                (unaudited)                      (unaudited)
Net sales                                    100.0%         100.0%        100.0%         100.0%
Cost of sales                                111.4           48.6         102.9           49.3
                                            ------         ------        ------         ------
Gross (loss) profit                          (11.4)          51.4          (2.9)          50.7
Research and development expenses             58.0           21.2          46.3           21.8
Selling and administrative expenses           42.1           13.9          32.8           14.0
Restructuring charge                          34.9           --            11.6           --
Purchased in-process R&D                      --             --             6.0           --
                                            ------         ------        ------         ------
Operating (loss) income                     (146.3)          16.3         (99.5)          14.9
Interest income, net                           9.2            5.4           8.6            5.6
Gain (loss) on sale of equipment              --             --            (0.1)           1.0
                                            ------         ------        ------         ------
(Loss) income before income taxes           (137.1)          21.7         (91.0)          21.5
Provision for income taxes                    --              7.8          38.2            7.9
                                            ------         ------        ------         ------
Net (loss) income                           (137.1%)         13.9%       (129.2%)         13.6%
                                            ======         ======        ======         ======

         NET SALES. Net sales during the third quarter of 2001 decreased 68.0% to $16.3 million, compared to $51.1 million for the third quarter of 2000. For the nine months ended September 29, 2001, net sales were $63.8 million, a 55.0% decrease from net sales of $141.6 million for the nine months ended September 30, 2000. The decline in net sales is due to the significant downturn in demand experienced across each of the Company's product lines. The wireless and broadband markets were soft due to high component inventories at most of our customers and lower end-consumer demand.

         Specifically, net sales of integrated circuits for cellular and PCS applications decreased 70.6% during the third quarter of 2001 to $6.1 million from $20.7 million in the third quarter of 2000. For the nine months ended September 29, 2001, net sales of integrated circuits for cellular and PCS applications decreased 73.6% to $18.4 million from $69.6 million in the nine month period ended September 30, 2000. The decrease was primarily due to decreased demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications decreased 66.8% during the third quarter of 2001 to $7.8 million from $23.6 million in the third quarter of 2000. For the nine months ended September 29, 2001, net sales of integrated circuits for cable and broadcast applications decreased 36.8% to $35.3 million from $55.9 million in the nine month period ended September 30, 2000. The decrease was primarily due to decreased demand for our integrated circuit reverse amplifiers and converters used in digital set-top boxes, cable modems, and our integrated circuit line amplifiers used as repeaters in cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications decreased 64.4% during the third quarter of 2001 to $2.4 million from $6.8 million in the third quarter of 2000. For the nine months ended September 29, 2001, net sales of integrated circuits for fiber optic applications decreased 37.5% to $10.1 million from $16.1 million in the nine month period ended September 30, 2000. Net sales for the third quarter and nine months ended September 30, 2001 include $1.3 and $4.9 million, respectively of Telcom's sales since its acquisition on April 2, 2001. The reduction in sales of integrated circuits for fiber optic applications was primarily due to lower capital spending in the fiber optic markets.

         Generally, selling prices for same product sales were lower during 2001 as compared to 2000.

         GROSS MARGIN. Gross margin for the third quarter of 2001 decreased to (11.4%) of net sales, compared with 51.4% of net sales in the comparable period of the prior year. For the nine months ended September 29, 2001, gross margin decreased to (2.9%) from 50.7% of net sales for the nine months ended September 30, 2000. The decline in gross margin in the quarter results primarily from lower net sales, lower production and consequent lower absorption of fixed costs. In addition to lower sales and absorption impacts, the decline in gross margin for the nine months ended September 29, 2001 includes an $11.1 million inventory charge, which was partially offset by the inclusion of Telcom Devices in the current year results. The inventory charge primarily related to excess, slow-moving, and obsolete inventories. Excluding the charge for inventories, gross margin during the nine months ended September 29, 2001 was 14.4%.

         RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 12.7% during the third quarter of 2001 to $9.5 million from $10.8 million during the third quarter of 2000. As a percentage of sales, research and development expense increased to 58.0% in the third quarter of 2001 from 21.2% in the third quarter of 2000. Company sponsored research and development expense decreased 4.3% during the nine month period ended September 29, 2001 to $29.5 million. As a percent of sales, company funded research and development increased to 46.3% during the nine month period ended September 29, 2001 from 21.8% in the nine month period ended September 30, 2000.

         PURCHASED IN-PROCESS R&D. The Company expensed purchased in-process research and development costs of $3.8 million as a result of the Telcom acquisition on April 2, 2001. The charge represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and do not have alternative future uses.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 3.5% during the third quarter of 2001 to $6.9 million from $7.1 million in the third quarter of 2000. The decrease was primarily due to a decrease in consulting services partially offset by $0.9 million of intangibles amortization in connection with the Telcom acquisition. As a percentage of sales, selling and administrative expenses increased to 42.1% in the third quarter of 2001 from 13.9% in the third quarter of 2000. Selling and administrative expenses increased 5.0% during the nine month period ended September 29, 2001 to $20.9 million from $19.9 million in the nine month period ended September 30, 2000. The increase was primarily due to the inclusion of intangibles amortization in connection with the Telcom acquisition, partially offset by a decrease in consulting services. As a percentage of sales, selling and administrative expenses increased to 32.8% during the nine month period ended September 29, 2001 from 14.0% in the nine month period ended September 30, 2000.

         RESTRUCTURING CHARGES. During the third quarter of 2001, the Company recorded a restructuring charge of $5.7 million for an impairment of fixed assets and for severance and related benefits costs of workforce reductions. The charge consists of $4.5 million for an impairment of certain manufacturing and research fixed assets as they are surplus to the Company's foreseeable operating levels and research activities. Certain of these assets are held-for-sale and an estimated recoverable value of $1,000 has been included in other current assets. A charge of $1.2 million was recorded for severance and related benefits costs of workforce reductions undertaken in the third quarter. In the nine months ended September 29, 2001, the Company has recorded restructuring charges of $7.4 million. The charges consist primarily of $1.9 million for severance and related benefits costs of workforce reductions and $5.3 million for impairment of fixed assets. The workforce reductions eliminate approximately 100 positions throughout the Company and $1.1 million of benefits were paid through September 29, 2001. The anticipated annual benefit from these restructuring charges is expected to approximate $9.8 million from the annualized rate of the first quarter of 2001. Combining this benefit with savings from other eliminated positions, results in a total anticipated annual savings of $11.8 million.

         INTEREST INCOME, NET. Net interest income decreased 45.4% to $1.5 million during the third quarter of 2001 from $2.8 million during the third quarter of 2000. Net interest income decreased 30.7% during the nine month period ended September 29, 2001 to $5.5 million from $7.9 million in the nine month period ended September 30, 2000. The decreases were primarily due to lower balances of cash and marketable securities and generally lower interest rates.

         GAIN ON SALE OF EQUIPMENT. During the nine month period ended September 30, 2000 the Company sold equipment resulting in a $1.4 million gain.

         PROVISION FOR INCOME TAXES. During the second quarter of 2001, the Company recorded a valuation allowance of $26.8 million against the carrying value of its deferred tax asset. Whereas realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance in 2001.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 29, 2001, we had $23.8 million in cash and cash equivalents and $85.9 million in marketable securities for a total combined balance of $109.7 million. The Company had $0.3 million outstanding under a term loan as of the end of the third quarter, 2001.

         Operating activities used $12.9 million in cash during the nine month period ended September 29, 2001. Investing activities, which primarily consisted of purchases of equipment of $14.5 million, net purchases of marketable securities of $14.8 million, and the purchase of Telcom of $27.9 million, used $57.1 million of cash during the nine month period ended September 29, 2001. Financing activities, which primarily relates to the repayment of bank debt, used $1.2 million during the nine month period ended September 29, 2001.

         As of September 29, 2001, we had purchase commitments of approximately $3.3 million for equipment, furniture and leasehold improvements.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K during the quarter ended September 29, 2001.

         The Company did not file any reports on Form 8K during the quarter ended September 29, 2001.

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



Dated: October 23, 2001