Form 10-K405
period 2001-12-31
ANADIGICS INC
filed 2002-03-29
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002 was approximately $308 million, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares outstanding of the Registrant's common stock as of March 1, 2002 was 30,570,596.

Documents incorporated by reference: Definitive proxy statement for the registrant's 2002 annual meeting of shareholders (Part III).

PART 1

ITEM 1. BUSINESS.


Background and Developments

        ANADIGICS, Inc. (the "Company") was incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, our telephone number at that address is 908-668-5000.

        On April 2, 2001, we acquired all of the capital stock of Telcom Devices Corp. ("Telcom"), a manufacturer of indium phosphide based photodiodes for the telecommunications and data communications markets. We paid $28 million in cash for Telcom. In addition, contingent purchase consideration of up to $17 million may be payable if certain sales and profit targets are reached over the twelve months ending March 31, 2002. See the Notes to the Consolidated Financial Statements.

        On November 27, 2001, we completed the sale of $100 million aggregate principal amount of 5% convertible senior notes ("Convertible notes") due November 15, 2006. See the Notes to the Consolidated Financial Statements.

        Our markets weakened substantially during 2001. The downturn in demand reflects high component inventories at most of our customers, including components that we previously supplied, a reduction in capital spending by many of our customers and lower end consumer demand. Consequently, our revenues declined to $84.8 million in 2001 from $172.3 million in 2000, and we reported a net loss of $107.1 million for 2001. As of December 31, 2001, we had an accumulated deficit of $108.2 million.

Overview

         ANADIGICS, Inc. designs and manufactures radio frequency integrated circuit (RFIC) solutions for the wireless and broadband communications markets. Our high frequency RFIC products enable manufacturers of communications equipment to enhance overall system performance, and reduce manufacturing cost and time to market.

         In the wireless market, we focus on applications and solutions for cellular (800 to 900 MHz) and personal communications systems (PCS) (1800 to 1900 MHz). In the broadband markets, our focus is on applications for cable subscriber products, cable infrastructure systems, and fiber optic communications systems. We believe we have a competitive advantage due to our design, development and applications expertise, our superior compound semiconductor technologies, our high-volume, low-cost state-of-the-art manufacturing processes and expertise, and our strong working relationships with leading original equipment manufacturers (OEMs).

         We design, develop and manufacture RFICs primarily using Gallium Arsenide (GaAs) compound semiconductor substrates with various process technologies: Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT).

         The quality and reliability of our products results from a comprehensive design, characterization, qualification, and robust manufacturing process. In addition to the design team located at our corporate headquarters in Warren, New Jersey, we operate development centers in Richardson, Texas; Newbury Park, California; Camberley Surrey, U.K.; and Rehovot, Israel.

         Our design and applications engineering staff is strategically active and engaged with customers during all phases of design and production. This strategy helps our customers speed up their design process and time to market, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         We have two captive fabrication facilities ("fabs") - a state-of-the-art six-inch diameter analog GaAs fab located at our corporate headquarters in Warren, New Jersey, and a two-inch diameter InP fab located in Camarillo, California. Our six-inch wafer fab allows us to produce, at a small incremental cost, more than twice the RF die per wafer compared with the current industry norm four-inch wafer. We believe our strong manufacturing fabrication capability, combined with extensive management expertise and innovative product designs allows us to quickly develop and manufacture products in line with market and customer requirements.

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

         Wireless communications are growing rapidly and replacing landline telephone services in mature markets and are being built in lieu of landline services in other emerging markets. Worldwide unit sales by OEMs of cellular/PCS wireless handsets were approximately 380 million in 2001.

         Broadband markets are also benefiting from technological changes. Cable television systems are moving from one-way analog signal distribution systems to interactive digital systems offering increased and new video content, Internet connection services and telephony. We estimate that approximately 14 million digital cable television (CATV) set-top boxes were produced in 2001. The production of cable modems, which allow high-speed Internet access through the cable network, was approximately 9 million units in 2001. The continued build out of the cable infrastructure network required a production of approximately 3 million line extenders, systems amplifiers and fiber nodes.

         Activity in broadband fiber optic networks is being driven by demand by Internet and corporate users for high-speed data transfer capability and the resultant demand on Internet, Local Area Networks (LAN), Metropolitan Area Networks (MAN), and Storage Area Networks (SAN).

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

         o Need for low-cost products. Wireless handsets, cable set-top boxes and cable modems are increasingly becoming consumer-driven, commodity products. Component suppliers must be cost effective in order for OEMs to stay competitive; and

         o Stronger supplier relationships. The digital, wireless, cable and fiber optic industries are standards driven. Companies in the communications industry must work very closely with their suppliers in order to develop new products. Companies therefore limit themselves to a small number of suppliers in order to keep their competitive advantages.

The GaAs Advantage

         Through our research and development efforts, we have developed expertise in producing cost-effective GaAs-based RFICs for high-volume commercial applications. These circuits offer the performance attributes required for radio frequency/microwave applications that are not easily obtainable with silicon-based integrated circuits. GaAs transistors can operate at frequencies greater than silicon transistors, and therefore can handle the requirements of radio frequency/microwave applications. GaAs RFICs have a lower noise figure than silicon-based integrated circuits, providing increased sensitivity, less distortion and interference and better dynamic range, thereby enabling systems to handle a wide range of signal strengths. GaAs is a semi-insulating material that facilitates integration of the passive components required in radio frequency/microwave applications. Finally, GaAs RFICs used in transmitter applications are also more power-efficient than silicon-based circuits, allowing for longer battery life or use of smaller batteries.



The InGaP Advantage

         In the industry, there are two predominant commercially-viable types of HBT process technologies. Earlier generations use either beryllium or carbon doping in the base layer and Aluminum Gallium Arsenide (AlGaAs) in the emitter layer. The state-of-the-art for HBT uses carbon doping in the base layer and Indium Gallium Phosphide (InGaP) in the emitter layer.

         There are several significant advantages to InGaP. One advantage is stability over a range of temperatures. An InGaP HBT device will experience only an approximate 10% drop in gain over a range of 0 to 100 degrees Celsius, while the gain loss in an AlGaAs device approximates 50%. An InGaP device has much higher reliability than AlGaAs, giving the option to run the device at higher temperatures. These advantages lead to smaller chip sizes and thus lower cost. Finally, InGaP allows for more robust manufacturing because the material has the advantage of a selective etch process not possible with AlGaAs.

         The InGaP advantages of performance, reliability and manufacturability led to our decision to develop the world's first commercially-viable 6-inch InGaP HBT process, which was completed in 2000 and complements our GaAs MESFET technology.

ANADIGICS' Strategy

         Our objective is to be a leading supplier of RFICs for the wireless and broadband communications markets. The cornerstone of our strategy is to capitalize on opportunities in the wireless and broadband communications markets by addressing applications that leverage our RFIC design and manufacturing expertise and longstanding relationships with leading OEMs in these markets. The key elements of this strategy include:

         Be First-to-Market with Proprietary Value-Added Products

         We intend to continue to design timely, cost-effective RFIC solutions for our target markets. The combination of an experienced engineering staff, a "quick-turn" wafer fabrication facility, the flexibility of using both in-house and contracted product assembly, and a world class product testing process allows prototypes to be developed and ready for customer evaluation in less than one month. This design efficiency contributes to customer satisfaction and allows us to improve product designs rapidly for manufacturing efficiency.

         Capitalize on World Class Manufacturing Capabilities, While Reducing Costs

         We will continue to focus on improving manufacturing performance and customer service, while reducing costs. We believe we can effectively control the critical phases of the production process in order to realize high manufacturing yields, product quality and customer satisfaction. Our six-inch wafer fab has provided increased manufacturing capacities and shorter cycle times at a lower incremental cost than four-inch wafer fabs.

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

         Pursue Strategic Alliances and Investments

         We will continue to pursue strategic alliances and investments to expand and improve upon our technologies, industry expertise, products and market share. We expect that these alliances and investments will be complementary to current activities and will enhance our ability to work with leading OEMs to develop next generation solutions.

Target Markets and Products

         Wireless Communications

         The wireless communications market is a growing, dynamic market as a result of increasing demand for:

         o        Portable voice and data communications;

         o        Smaller, lighter handsets offering increased functionality;

         o        Reliable access and voice quality comparable to land lines;

         o        Longer talk-time and standby time; and

         o        Wireless access to the Internet.

         Our RFIC products are used in handsets where small size, multi-band operation and low power consumption are key features. Currently in the United States, the two primary digital air interface communications standards are Code Division Multiple Access (CDMA) and Time Division Multiple Access (TDMA). A third standard, Global System for Mobile communication (GSM), is the most widely deployed digital standard in the rest of the world, with a high degree of deployment in Europe and Asia and increasing deployment in North America. We currently offer an array of products for both the handset and infrastructure markets for each of these major air interface standards.

         We have developed single-band/dual-mode and dual-band/tri-mode InGaP HBT power amplifier (PA) modules for the CDMA and GSM standards. InGaP HBT module technology offers high efficiency, low power consumption and stability over a range of temperatures, as well as a lower total solution cost allowing our customers to build the transmitter section of the wireless handset more easily and quickly by reducing design complexity and component counts.

         Our principal customers in the wireless market are Telefon AB L.M. Ericsson ("Ericsson"), which accounted for 47%, 44%, and 25% of our total net sales during 1999, 2000, and 2001, respectively, and Kyocera Wireless Corporation, which accounted for 11% of total net sales in 2001. No other customer in this market accounted for more than 10% of net sales in 1999, 2000 or 2001.

         The following table sets forth information regarding our principal products in the wireless communications market:

Product                           Application
-------                           ------------


   Handset Products
    -- Power Amplifier(PA)                  Used in RF transmit chain of wireless
        monolithic microwave integrated     handset to amplify signal to base station.
        circuits (MMICs)                    Consists essentially of GaAs MESFET PA die
                                            in plastic package with metal contacts. Used
                                            primarily in TDMA handsets


   -- Single-band PA module                 Encapsulates InGaP HBT PA die and certain
                                            passive components in multi-layer laminate
                                            module. Used primarily in CDMA handsets


   -- Dual-band PA module                   Encapsulates two InGaP HBT PA die, CMOS bias control
                                            chip, and certain passive components in multi-layer
                                            laminate module. Used primarily in GSM handsets

   -- PowerPlexer(TM)                       Encapsulates two InGaP HBT PA die, CMOS,
                                            bias control chip, antenna switch, coupler,
                                            harmonic filter and passives in multi-layer
                                            laminate module. Used in GSM handsets

   -- Switches                              Used in wireless handsets and other wireless
                                            applications to switch between receive and
                                            transmit modes and multiple frequency bands

  Infrastructure Products

    --   Driver Amplifiers                  Used in cellular base stations in the transmit chain


    --   Gain Blocks                        Used in cellular base stations in the transmit chain



         Broadband

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

         Our cable products are used in CATV set-top boxes, cable modems, and cable television infrastructure applications. We produce tuner and reverse amplifier RFICs, as well as line amplifiers and systems amplifiers for infrastructure applications. The tuner ICs are used in double conversion tuners to receive analog and digital signals in the 50-860 megahertz frequency band. Reverse amplifiers are used in cable modems and in certain cable set-top boxes that require a reverse path for interactivity. These tuner and reverse amplifier RFICs enable customers to accelerate and simplify their designs, and reduce manufacturing complexity and costs.

         We offer the PicoTuner(TM), a family of fully integrated, multi-chip, double conversion tuner modules. These modules consist of an integrated upconverter with SAW filter and an integrated downconverter with dual synthesizer. We expect that these tuners will provide OEMs with an ease-of-use solution and improved performance for CATV set-top boxes and other cable applications.

         We have also developed GaAs RFIC line amplifiers to be used in 50-860 megahertz cable television infrastructure equipment, such as line extenders, distribution amplifiers and system amplifiers. We have recently expanded our product offerings in this area by introducing line amplifier RFICs that operate at 24 volts.

         The principal customers in the cable and broadcast markets are Motorola, Inc., which represented 21%, 26%, and 32% of total net sales in 1999, 2000, and 2001, respectively, and Scientific-Atlanta, Inc., which represented less than 10% of our total net sales in each of those years. No other customer in this market accounted for more than 10% of net sales in 1999, 2000 or 2001.

         The following table sets forth information regarding our principal products in the cable television/cable modems market:


Product                           Application
-------                           ------------

Subscriber Products:

    -- Upconverters               Used in set-top box double conversion
    -- Downconverters             video tuners and cable modem data tuners

    -- Reverse amplifiers         Used in set-top boxes, cable modems
                                  and cable telephony to transmit
                                  signals from a set-top box upstream to a cable company headend for interactive applications

   --   PicoTuner(TM)             Fully-integrated multi-chip module,
                                  including up and downconverter, SAW
                                  filter, and certain passive components.
                                  Used in tuners for CATV set-top boxes,
                                  cable modems and cable telephony to
                                  handle high-speed data, video, and voice signals
Infrastructure Products:

    --   Line amplifiers          Used in cable television systems to
                                  distribute signals from cable headends to subscribers

    --   Drop amplifiers          Used in cable television systems to
                                  amplify signals at individual subscriber homes

The fiber optic market is being driven by:
         o        Internet data traffic use;

         o Implementation of corporate local area networks (LAN) and storage area networks (SAN), which require high speed data transfer capability;

         o Upgrades of existing telecommunication and data communication systems with fiber optic systems; and

         o        Expected build outs to Metropolitan Area Networks (MAN)

         Fiber optic communication systems use low-loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Most telecommunication networks today are based on Synchronous Optical Network (SONET) (United States and Japan) or SDH (Europe) standards, which require high sensitivity, high bandwidth, and wide dynamic range receivers. Fiber optic data communications systems use either Gigabit Ethernet or Fibre Channel standards to achieve high-speed data transfer. The Gigabit Ethernet standard has emerged as the most widely used in LAN environments, as it addresses the need for short distance, high speed transfers of large volumes of information. The Fibre Channel and emerging 2x Fibre Channel standards have emerged as the most widely used in SAN environments.

         The front end of most fiber optic receivers contains a photodetector and a transimpedance amplifier (TIA), which are used in both fiber optic telecommunications and data communications networks. Our GaAs TIAs for the telecommunications networks are designed to meet the requirements of SONET systems covering data speeds of OC-3 through OC-192 and for use in Dense Wavelength Division Multiplexing (DWDM) systems.

         For data communications receivers and transceivers, we sell short wavelength (850 nanometer) monolithically-integrated metal-semiconductor-metal photodiode and transimpedance amplifiers (MSM-TIAs) and long wavelength (1300 nanometer) positive-intrinsic-negative photodiodes and transimpedance amplifiers (IN TIAs) for the Gigabit Ethernet and Fibre Channel standards.

         The continued LAN/SAN growth is placing new demands on MANs to provide expanded cost-effective capacity at 2.5 and 10 gigabits per second to meet the needs of dedicated high-speed Internet users and the requirements for high-speed communication between private LANs and remote storage. We have introduced 10 Gb/s TIAs and limiting amplifiers for Ethernet and SONET applications. The demand for MAN solutions is expected to grow over the next four years.

         On April 2, 2001, we acquired all of the capital stock of Telecom Devices Corp. ("Telcom"), an optoelectronic semiconductor manufacturer of indium phosphide (InP) based "long wavelength" (1310 and 1550 nanometers) emitter (light-emitting diode, or LED) and detector (photodiode) products for the telecommunications and data communications markets. The Telcom division produces active components used primarily for fiber optic applications in telecommunications systems, data communications networks, CATV broadcast and reception, fiber optic test and measurement equipment, and scientific, custom, and military markets.



         No single customer in the fiber optic market is responsible for more than 10% of net sales in 1999, 2000, or 2001. The following table sets forth information regarding our principal products in the fiber optic market:

Product                                    Application
--------                                   -------------
Fiber Optic Products:

    --   Transimpedance amplifiers          Used in the receivers or transceivers of a telecom
                                            fiber optic link to amplify the signal received

    --   Limiting amplifiers                Used in the receivers or transceivers of a telecom
                                            fiber optic link to provide a voltage limited output

    --   Metal semiconductor metal          Used in the transceiver of a datacom fiber
         transimpedance amplifiers          optic link to detect and amplify short
         (MSM-TIA)                          wavelength optical signals

   --    Integrated Detector Preamp(IDP)    Used in the transceiver of a datacom
         transimpedance amplifiers          fiber optic link to detect and amplify
         (PIN-TIA)                          long wavelength optical signals

   --    Photodiodes                        Long wavelength detectors for SONET/SDH receivers

   --    Light-Emitting Diodes (LEDs)       Long wavelength emitters


Marketing, Sales, Distribution and Customer Support

         We primarily sell our products directly to our customers worldwide. We have developed close working relationships with leading companies in the broadband and wireless communications markets. Additionally, we selectively use independent manufacturers' representatives and Richardson Electronics, a worldwide distributor, to complement our direct sales and customer support efforts and in 2001 we continued to evaluate, upgrade and expand our sales representative organization. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

         We believe that the technical nature of our products and markets demands an extraordinary commitment to close relationships with our customers. The sales and marketing staff, assisted by the technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. Additionally, both field and factory sales personnel communicate regularly with our customers. We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

         Our design and applications engineering staff is actively involved with customers during all phases of design and production. We provide our customers with engineering data and up-to-date product application notes, and communicate with our customers' engineers on a regular basis to assist in resolving technical problems on and off site. In most cases the design and applications engineers obtain prototypes from our customers in order to troubleshoot and identify potential improvements to the design in parallel with our customers' efforts. This strategy helps our customers speed up their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         Our policy is to provide our customers with applications engineering support at our customers' design locations and factories throughout the world, generally within 48 hours of a customer request. Our sales are typically made pursuant to customer purchase orders.



Manufacturing, Assembly and Testing

         Manufacturing

         We fabricate all of our integrated circuits in our six-inch diameter GaAs wafer fab in Warren, New Jersey and in our two-inch diameter InP fab in Camarillo, California.

         During 2001 we substantially completed the expansion of our Warren facility, doubling the footprint to a 19,000 square foot fab, including 10,000 square feet of Class 100 "clean room" space. Based on physical floor space, weekly production capacity in the Warren facility is approximately 1,600 equivalent six-inch MESFET wafers (adjusting for the additional mask layers, or processing steps, inherent in HBT production). Based on equipment currently installed, present weekly capacity is 800 equivalent six-inch MESFET wafers, although this space can be equipped to expand capacity as market conditions require. On the basis of equivalent four-inch MESFET wafers, which is the industry norm, present weekly capacity is 1,800 wafers per week. See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes."

         The InP fab in Camarillo, acquired as part of the Telcom Devices Corporation transaction in April of 2001, is a 22,000 square foot facility with 4,000 square feet of fab clean room. Production capacity is currently 50 InP wafers per week per shift.

         Our wafer processing technologies have been developed for low cost, high yield, rapid throughput and short cycle-time manufacturing. Our GaAs MESFET process uses ion implant variations to optimize performance and yield, allowing us to produce high-linearity, low-noise, receiver integrated circuits or transmitter integrated circuits with high power and efficiency. MESFET is the technology platform underlying the majority of our broadband products.

         Our GaAs pHEMT manufacturing process achieves extremely high electron mobility. Devices manufactured using this process have better sensitivity and bandwidth than conventional MESFET devices, and offer better stability at higher frequencies. The pHEMT process is an enabling technology for our wireless switch products.

         Our six-inch diameter InGaP HBT process, including a backside VIA hole process, was the first in the industry and is the technology platform for our newer-generation PA module wireless applications and OC-192 fiber Electro Optical Modulator Drivers (EOMD) and TIAs. The advantages of better performance over a range of temperatures and higher reliability lead to smaller chip sizes and thus lower cost. InGaP also allows for more robust manufacturing because the material has the advantage of a selective etch process not possible with AlGaAs.

         Our Warren manufacturing processes were first certified as ISO 9001 compliant in December 1993. Since then, we have maintained compliance with this standard.

         The most recent addition to our manufacturing process technology is our two-inch InP process. InP applications for discrete active devices are widespread in communications networking, making it the natural starting place for wholesale integration of passive devices for a complete system on a chip. As a semiconductor material, InP can provide all-in-one integrated functionality that includes light generation, detection, amplification, high-speed modulation and switching, as well as passive splitting, combining and routing. The same material can be used to make high-speed modulators, switches, amplifiers and detectors, or just passive waveguides for interconnecting these diverse devices.

         Assembly

         Fabricated GaAs wafers are shipped to contractors in Asia for packaging into monolithic microwave integrated circuits (MMICs) or for assembly into modules.

         The components within mobile phones have become increasingly integrated, enabling the development of ever smaller, lighter, and more efficient phones. However, integration in the RF subsystem at the IC level is considerably more challenging, given that various components require different manufacturing processes for optimal performance. Typical RF processes include pHEMT, MESFET, HBT, and RF CMOS. The choice of process for various RFICs is typically based on a trade-off between performance (often measured by efficiency and linearity) and cost. In general, the process selection will depend on the relative weight given to performance versus cost. In low-end phones, cost will dominate, and less-efficient and less-costly components will be used. On the other hand, in high-end phones, the weight will shift toward components selected because of better performance.

         Since the processes cannot be easily or economically integrated onto a single die, multi-chip modules that combine multiple die within a single package have emerged, enabling the selection of the optimal process technology for each IC within the package, while providing enhanced integration at the system level. These solutions generate significant size and weight reductions in handset component circuitry, while simultaneously increasing the reliability of the components.

         A number of challenges, outlined below, had to be overcome in the move from pure MMIC suppliers to fully integrated module manufacturers:

         Design complexity: Within a cellphone, the RF section arguably represents the greatest design challenge for engineers. Modules place the burden of designing and optimizing RF front-end subsystems on RFIC manufacturers. The suppliers must now focus on providing the optimal IC process (e.g., InGaP HBT for PAs) and then integrate the technology into a well-designed module that also incorporates additional passive and control circuitry. The quality of the RF module design will ultimately drive the device's performance and manufacturability.

         Increased cost: Modules are substantially more expensive to produce than individual IC components. Modules require extensive design and engineering expertise, new production processes, and additional assembly costs. Many of the necessary components (e.g., discretes and passives) must be bought from outside vendors. Consequently, the gross margin is generally lower for modules than for discrete RF MMICs.

         Manufacturing challenges: In addition to the increased costs of designing modules, achieving sufficient yields on new products can be problematic. Since RF modules are a new development in the world of cellphone chips, RFIC companies had little or no experience in manufacturing them. As a result, gross margins were under pressure as we climbed the learning curve. In order to attain high "final test" yields, the challenge was, and continues to be, to achieve high yields in the fab, in assembly, and in test.

        Second-generation modules, which will include more passive components directly implemented into the MMIC die or packaging substrates, thereby requiring less of the costly surface mounting of external components. Gross margins may improve in next-generation modules as more passive devices will be directly integrated into the MMIC die and packaging substrates, thus requiring less of the costly surface mounting of the external components.

         Despite the challenges, the shift to modules presents us with the potential for increased sales, based on two factors:

         Modules increase the overall component content that is sold to handset OEMs. Owning and controlling as much of the content as possible will be a key factor of differentiation among future module participants.

         The ability to gain market share is the second factor. Not all MMIC-level RFIC suppliers will successfully make the transition to providing modules, causing a consolidation of overall RF suppliers in the industry.

         We believe ANADIGICS is one of the best-positioned companies to capitalize on the shift toward multi-chip modules because the Company possesses both extensive process breadth (a key advantage, as modules typically incorporate numerous process technologies) and a large portfolio of RF components (e.g., PAs, transceivers, filters, and discretes).

         Final Test

         Once assembled by the contractor, packaged integrated circuits are shipped for final testing either back to our Warren facility or to Universal Communications Technology, Inc. (UCOMM) of Taiwan.

          In early 2002, we announced an agreement with UCOMM for the partial outsourcing of our production RF testing operations. Under the agreement, the production RF testing operation will be transferred closer to our module assembly contractor in Southeast Asia, which will add considerable efficiencies to the device manufacturing process and further reduce product cycle times and manufacturing costs.

         In line with our procedure of 100% RF testing of all parts before shipping, the majority of production testing will now be undertaken by UCOMM. This agreement supports our initiative to reduce manufacturing costs by lowering test cost per unit.

         See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes," "The manufacturing of our products could be delayed as a result of the outsourcing of our test operations." and "We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment."

Raw Materials

         GaAs wafers, InP wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our integrated circuits are available from a limited number of sources. See "Risk Factors - Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments."

Research and Development

         We have made significant investments in our proprietary processes, including product design, wafer fabrication and integrated circuit testing, which we believe gives us a competitive advantage. Research and development expenses were $29.7 million, $39.8 million, and $37.8 million in 1999, 2000, and 2001, respectively. InGaP HBT process and circuit development were completed in 2000, complementing our GaAs MESFET technology base. Our research and development efforts in 2001 have primarily focused on developing high yield, low cost, high volume production of InGaP HBT integrated circuit products for the wireless and broadband communications markets. Our HBT process uses the more advanced technique of InGaP emitter layers, which gives our products enhanced temperature stability and increased reliability.

         As of December 31, 2001, we had approximately 152 engineers assigned primarily to research and development.

         Our wireless power amplifier capability has expanded from plastic-packaged GaAs RF integrated circuit products to RF modules incorporating multiple technologies. This capability is critical to encapsulating RF intellectual property and know-how into a module that may be used to shrink the time-to-market for cellular phone manufacturers. Our RF power amplifier modules use a multi-layer laminate substrate to combine our proprietary InGaP HBT power amplifier integrated circuits with custom-designed CMOS controllers and passive components. This same technology platform is also being used in our cable business to combine our GaAs ICs with CMOS and passive components for the PicoTuner(TM).

         Module integration capability required extending our design tools in several dimensions. Electromagnetic simulation of laminate substrates to design embedded passive components and model parasitic effects were added to our RF design tool set. In addition, the ability to simulate at the module level was greatly enhanced through our partnership with a leading manufacturer of electronic design automation tools.

         Additionally, several silicon CMOS components were developed to support our module efforts. We currently do not intend to manufacture in-house with this technology as we believe there will be adequate external foundry capacity available. See "Risk Factors - Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments."

Customers

       We receive most of our revenues from a few significant customers. See "Risk Factors - We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing pattern by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue."

Employees

         As of December 31, 2001, we had 557 employees, none of whom was a member of a labor union. We believe our labor relations to be good and we have never experienced a work stoppage. Movements during the year from our beginning 578 employees included the addition of 99 Telcom employees and a net reduction of 120 (109 via restructurings) employees.

Competition

         Competition in all of the markets for our current products is intense; competition is on the basis of performance, price and delivery. Competitors in the wireless market are suppliers of both discrete devices and integrated circuits, and include Alpha Industries, Inc., Conexant Systems, Inc., Hitachi, Ltd., RF Micro Devices, Inc., and TriQuint Semiconductor, Inc.

         In the cable and broadcast markets, our competitors are also primarily manufacturers of both discrete components and integrated circuits, and include Analog Devices, Inc., Conexant Systems, Inc., Maxim Integrated Products, Inc., and Microtune, Inc.

         In the fiber optic market, principal competitors are Applied Micro Circuits Corp., Conexant Systems, Inc., Phillips Electronics N.V., Maxim Integrated Products, Inc., and Vitesse Semiconductor Corp., as well as certain of our customers who design and fabricate their own in-house solutions.

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

Patents, Licenses and Proprietary Rights

         It is our practice to seek U.S. and foreign patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. We own 21 U.S. patents and have pending U.S. patent applications and one pending foreign patent application filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1988 and 2001 and will expire between 2008 and 2020.

         We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We have also entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes.

Environmental Matters

         Our operations are subject to federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. These laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct, and have conducted, our activities and operations in substantial compliance with applicable environmental laws, and that costs arising from existing environmental laws will not have a material adverse effect on our results of operations. We cannot assure you, however, that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. See "Risk Factors - We are subject to stringent environmental regulation."

                  ********************************************

                                  RISK FACTORS

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED) THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS WE "BELIEVE", "ANTICIPATE", "EXPECT" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE OUR FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS PRESENTED HEREIN INCLUDE THE RISK FACTORS DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING AN INVESTMENT IN ANADIGICS, INC. AND IN ANALYZING OUR FORWARD-LOOKING STATEMENTS.


We incurred a significant decline in revenues during 2001 as a result of a significant downturn in demand across each of our product lines, resulting in a net loss for the year ended December 31, 2001.

        Our markets weakened substantially during 2001. The downturn in demand reflects high component inventories at most of our customers, including components that we previously supplied, a reduction in capital spending by many of our customers and lower end consumer demand. Consequently, our revenues declined to $84.8 million in 2001 from $172.3 million in 2000, and we reported a net loss of $107.1 million (including a deferred tax valuation allowance of $26.8 million and asset impairments, restructuring, purchased in process R&D and other charges of $21.1 million) for 2001. As of December 31, 2001, we had an accumulated deficit of $108.2 million.

        We cannot accurately predict whether or when demand will strengthen across all product lines or how quickly our customers will consume their inventories of our products. If we are unable to reverse the recent trend of revenue declines and net losses, either because our customers do not deplete their own inventories of communications components, because the economy does not improve or because we under-perform, our ability to compete in a very difficult market may be materially and adversely affected.

Our high fixed costs and low production volumes have adversely affected our gross margins and profitability.

         Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, reduced demand for our products causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. In the future, improved utilization of our manufacturing capacity will primarily depend on growth in demand for our wireless products. Our ability to reduce expenses is further constrained because we must continue to invest in research and development in order to maintain our competitive position. Reduced production volumes contributed to a significant decline in our gross margin during 2001; for the year ended December 31, 2001, our gross margin (loss) was (3.5%) of net sales as compared with 48.1% of net sales for the year ended December 31, 2000. We cannot accurately predict if or when production volumes will increase.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue.

         We receive most of our revenues from a few significant customers. Sales to Ericsson and its subcontractors and Motorola accounted for 47% and 21%, respectively, of 1999 net sales. Sales to Ericsson and Motorola accounted for 44% and 26%, respectively, of net sales during 2000. Sales to Motorola, Ericsson and Kyocera accounted for 32%, 25% and 11%, respectively of net sales during 2001. No other customer accounted for greater than 10% of net sales during these periods. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose Ericsson, Motorola or another major customer, or if sales to Ericsson, Motorola or another major customer were to decrease materially, results of operations would be materially and adversely affected. See "Business
- Target Markets and Products".

         Several of our customers have reduced the lead times that they give us when they order products from us. While this trend has enabled us to reduce our inventories, it also restricts our ability to forecast future revenues.

Our results of operations can vary significantly.

         The semiconductor industry has been cyclical and seasonal. The industry has experienced significant economic downturns, involving diminished product demand, accelerated erosion of average selling prices and production over-capacity. Our results of operations have been subject to significant quarterly fluctuation and may reflect, in the fourth quarter, a seasonal impact resulting from end-consumer interest in wireless handsets during the holiday season. As a result, we may experience substantial period-to-period fluctuations in future operating results. Investors should not rely on our results of operations for any previous period as an indicator of what results may be for any future period.

Our announced restructuring may have insufficiently addressed market conditions.

         In 2001, we announced a restructuring plan in response to a sharp downturn in our industry. Under our restructuring plan, we have incurred charges relating to a reduction in our workforce and the impairment of certain manufacturing and research fixed assets. From January 1, 2001 to December 31, 2001, our workforce was reduced by over 20%. We may have incorrectly anticipated the extent of the long term market decline for our products and services and we may be forced to restructure further or may incur further operating charges due to poor business conditions. We also anticipate further reductions in our workforce during 2002 related to the restructuring of our fiber optics product line.

We will need to keep pace with rapid product and process development and technological changes to be competitive.

         Rapid changes in both product and process technologies characterize the markets for our products. Because these technologies are continually evolving, we believe that our future success will depend, in part, upon our ability to continue to improve our product and process technologies and develop new products and process technologies. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economic alternative technology, our results of operations would be materially and adversely affected. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that funds for these investments will be available or that these enhancements and technologies will be successful.

Our products have experienced rapidly declining unit prices.

         In each of the markets where we compete, prices of established products tend to decline significantly over time. Accordingly, in order to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our results of operations and financial condition would be materially and adversely affected.

The variability of our manufacturing yields may affect our gross margins.

         Our manufacturing yields vary significantly among products, depending on the complexity of a particular integrated circuit's design and our experience in manufacturing that type of integrated circuit. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins.

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

         o        contamination of the manufacturing environment; and

         o        equipment failure.

         Many of our manufacturing costs are relatively fixed and average selling prices for our products tend to decline over time. Therefore, it is critical for us to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. We cannot assure investors that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations and financial condition could be materially and adversely affected.

We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment.

         We do not assemble our integrated circuits or multi-chip modules. Instead, we provide the integrated circuit die and, in some cases, packaging and other components to assembly vendors located primarily in Asia. We maintain one qualified service supplier for each assembly process. If we are unable to obtain sufficient high quality and timely assembly service, or if we lose any of our current assembly vendors, or if means of transportation to our vendors are interrupted, we would experience delays or reductions in product shipment, and/or reduced product yields, that could materially and adversely affect our results of operations and financial condition.

The manufacturing of our products could be delayed as a result of the outsourcing of our test operations.

         Historically, we have tested our products internally. However, we have agreed to outsource the testing of certain of our products to a company located in Southeast Asia. We may initially encounter delays in completing testing while we transition these services, and we may incur substantial charges associated with this transition. In addition, the failure of the vendor we selected or other third parties to maintain our standards of testing or complete the testing of our products in a timely manner, could subject us to manufacturing delays which could have a material adverse effect on our results of operations and financial condition. We also intend to continue to test our products internally.

The short life cycles of some of our products may leave us with obsolete or excess inventories.

         The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. For example, we estimate that current life cycles for cellular and PCS telephone handsets, and in turn our cellular and PCS products, are approximately 12 to 24 months. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure investors that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us beyond the inventory charges that we took during 2001.

Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.

           We do not manufacture any of the starting wafers, packaging or passive components used in the production of our gallium arsenide integrated circuits. Wafers and packaging components are available from a limited number of sources. If we are unable to obtain these wafers or components in the required quantities and quality, we could experience delays or reductions in product shipments, which would materially and adversely affect our results of operations and financial condition.

           We depend on a limited number of vendors to supply equipment used in our manufacturing processes. When demand for semiconductor manufacturing equipment is high, lead times for delivery of such equipment can be substantial. We cannot assure investors that we would not lose potential sales if required manufacturing equipment is unavailable and, as a result, we are unable to maintain or increase our production levels.

We depend heavily on key personnel.

         Our success depends in part on keeping key technical, marketing, sales and management personnel. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in radio frequency engineering, integrated circuit design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

We face intense competition, which could result in a decrease in our products' prices and sales.

         The semiconductor industry is intensely competitive and is characterized by rapid technological change. We compete primarily with manufacturers of discrete gallium arsenide and silicon semiconductors and with manufacturers of gallium arsenide and silicon integrated circuits. We expect increased competition from:

         o other gallium arsenide integrated circuit manufacturers who may replace us as a supplier to an original equipment manufacturer or otherwise dilute our sales to an original equipment manufacturer;

         o        silicon analog integrated circuit manufacturers; and

         o companies which may penetrate the radio frequency/microwave integrated circuit communications market with other breakthrough technologies.

Increased competition could result in:

         o        decreased prices of our integrated circuits;

         o        reduced demand for our products; and

         o a reduction in our ability to recover development-engineering costs.

         Any of these developments could materially and adversely affect our results of operations and financial condition.

         Most of our current and potential competitors, including Alpha Industries, Inc., Conexant Systems, Inc., Hitachi Ltd., Maxim Integrated Products, Inc., Motorola, RF Micro Devices, Inc. and Microtune, Inc., have significantly greater financial, technical, manufacturing and marketing resources than we do. We cannot assure investors that we will be able to compete successfully with existing or new competitors.

We are subject to stringent environmental regulation.

         We are subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from our manufacturing processes. Failure to comply with environmental laws could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination.

Our international sales and operations involve foreign exchange risks.

         Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for 61%, 60% and 63% of our net sales for the years ended December 31, 1999, 2000 and 2001, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of our net sales.

         In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of gallium arsenide integrated circuits, and assemble nearly all of our products.

         Due to our reliance on international sales and on foreign suppliers and assemblers, we are subject to risks of conducting business outside of the United States, including primarily those arising from currency fluctuations, which could affect the price of our products and/or the cost of producing them.

We may pursue selective acquisitions and alliances and the management and integration of additional operations could be expensive and could divert management time and acquisitions may dilute the ownership of our current shareholders.

         As part of our strategy, we will selectively pursue acquisitions and alliances. Our ability to complete acquisitions or alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could materially adversely affect our operating results, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies. We can not assure investors that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, and which we would be called upon to satisfy independent of the acquisition price. Future acquisitions or alliances could result in additional debt, equity, costs and contingent liabilities, all of which could materially adversely affect our results of operations and financial condition. Any such additional debt could subject us to substantial and burdensome covenants and any such equity could be materially dilutive to existing stockholders. The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management. If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our ability to offer our products could be materially harmed.

We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes.

         We believe that our expanded six-inch wafer fabrication facility should be able to satisfy our forecasted production needs. However, if production volumes were to increase significantly from expected levels, we might be required to hire, train and manage additional production personnel in order to successfully increase production capacity at our facility. We cannot assure investors that we would be able to implement these changes successfully. A delay for any reason in increasing capacity would limit our ability to increase sales volumes. In addition, if we fail to increase production and do not have sufficient capacity to satisfy the demand for our products, our relationships with customers could be harmed.

Our issuance of Convertible notes will have an impact on our interest expense and cashflow and could lead to substantial dilution and other negative consequences in the future.

         On November 27, 2001, we issued $100 million aggregate principal amount of 5.00% Convertible Senior Notes due November 15, 2006. While these notes are outstanding, we will have debt service obligations on these notes of $5 million per year in interest payments. Additionally, these notes are convertible, at any time prior to maturity or prior redemption, into a total of 4,761,900 shares of our Common Stock, reflecting a conversion price of $21 per share. Our indebtedness could have significant negative consequences, including:

         o increasing our vulnerability to general adverse economic and industry conditions;

         o        limiting our ability to obtain additional financing;

         o requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

         o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

         o placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Our stock price has been volatile and our stock price and the price of the Convertible notes may fluctuate in the future.

         In the past, our common stock price has fluctuated significantly. This could continue as we or our competitors announce new products, our customers' results fluctuate, conditions in the networking or semiconductor industry change or investors change their sentiment toward technology stocks.

         In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

         The market price of our Convertible notes is subject to factors such as market interest rates and time to maturity, as well as the price of the common stock into which the Convertible notes may be converted. Consequently, fluctuations in our stock price may also impact market prices for the Convertible notes.

We have incurred, and may continue to incur, unanticipated expenses resulting from the financial difficulties of the lessor of our principal manufacturing facility.

         The lessor on the lease for our headquarters building in Warren, New Jersey is currently the debtor in a Chapter 11 bankruptcy proceeding commenced in December 2001. During the fourth quarter of 2001, we recognized special charges relating to this proceeding. No assurance can be given that we will not incur any additional charges associated with this proceeding.

We may not be successful in protecting our own intellectual property rights or in avoiding claims that we infringed on the intellectual property rights of others.

         Our success depends in part on our ability to obtain patents and copyrights, maintain trade secret protection and operate without infringing on the proprietary rights of third parties.

         As is typical in the semiconductor industry, we have been notified, and may be notified in the future, that we may be infringing on certain patent and/or other intellectual property rights of others. We are currently reviewing claims from two sources alleging that we are or may be infringing certain patents. We cannot assure investors that we will not be subject to patent litigation to defend our products or processes against claims of patent infringement or other intellectual property claims. Any such litigation could result in substantial costs and diversion of our resources. If we determine that we have infringed on the intellectual property rights of others, we cannot assure investors that we would be able to obtain any required licenses on commercially reasonable terms.

         In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities, which we seek to protect, in part, by confidentiality agreements with our collaborators and employees. We cannot assure investors that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

Our organizational documents and Delaware law may make it harder for us to be acquired without the consent and cooperation of our board of directors and management.

         Several provisions of our organizational documents may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock. These provisions include:

         Preferred stock - our board of directors can issue preferred stock senior to common stock at any time. This may make it more difficult and more expensive to acquire us;

         Staggered board - only a minority of the total number of board members can be elected each year. This may make it more difficult for a potential purchaser to elect enough directors to assure control of us; and

         Shareholder rights agreement - our shareholder rights agreement may make it more difficult and more expensive to acquire us, unless the shareholder rights are first redeemed by the board of directors.

         In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some stockholders once the stockholder acquires 15 % or more of our common stock.

ITEM 2. PROPERTIES.

         Our executive offices are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently occupy space in three buildings in Warren, New Jersey, all of which are located in the same industrial park. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty year lease expiring on December 31, 2016. Approximately 92,500 square feet of office and laboratory space is occupied in a building located at 35 Technology Drive under a twelve year lease which expires on May 1, 2005. The lease may be extended for an additional five-year period. Approximately 7,500 square feet of office space is occupied in a building located at 30 Technology Drive under a five-year rental agreement expiring August 2002. Additionally, we lease an approximately 22,000 square foot building in Camarillo, California. The lease expires on July 31, 2003; however the term may be extended up to three times for two year periods each.

         We also occupy approximately 5,400, 5,800, 5,200 and 6,500 square feet of office space located in Richardson, Texas; Newbury Park, California; Camberley Surrey, U.K.; and Rehovot, Israel, respectively, under lease agreements with remaining terms ranging from seven months to five years that can be extended, at our option.

         The lessor on the lease for our headquarters building in Warren, New Jersey, is currently the debtor in a Chapter 11 bankruptcy proceeding commenced in December 2001. During the fourth quarter of 2001, we recognized special charges relating to this proceeding. No assurance can be given that we will not incur any additional charges associated with this proceeding.

ITEM 3. LEGAL PROCEEDINGS.

         ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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


                                               HIGH         LOW
                                             ---------  ---------

Calendar 2001
Fourth Quarter..........................   $   21.05   $   11.15
Third Quarter...........................       21.90       10.22
Second Quarter..........................       25.38       10.62
First Quarter...........................       19.69       10.50


Calendar 2000
Fourth Quarter..........................   $   25.75   $   13.31
Third Quarter...........................       42.88       19.50
Second Quarter..........................       80.12       25.12
First Quarter...........................      112.13       27.67



         As of December 31, 2001, there were 30,568,761 shares of Common Stock outstanding and 330 holders of record of the Common Stock.

         We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.


                                                                YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------
                                          1997          1998            1999            2000           2001
                                      ------------   ------------    ------------    ------------   ------------

                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STATEMENT OF OPERATIONS:
Net sales .........................   $    102,536   $     86,075    $    131,159    $    172,268   $     84,765
Cost of sales .....................         56,093         66,228          75,820          89,471         87,697
                                      ------------   ------------    ------------    ------------   ------------
Gross profit (loss) ...............         46,443         19,847          55,339          82,797         (2,932)
Research and development expenses .         16,765         18,824          29,658          39,799         37,764
Selling and administrative
  expenses ........................         12,139         12,926          19,092          26,202         27,282
Restructuring and other charges ...           --            2,616            (441)           --            3,775
Asset impairment charges ..........           --            4,510            --              --           10,433
Purchased in-process R&D ..........           --             --              --              --            3,800
                                      ------------   ------------    ------------    ------------   ------------
Operating income (loss) ...........         17,539        (19,029)          7,030          16,796        (85,986)
Interest expense ..................            155             79             369             300            627
Interest income ...................          3,384          2,382           3,637          10,821          6,931
Impairment of investments .........           --             --              --              --            3,061
Other (expense) income ............           --               (7)             25           1,279            (39)
Provision for litigation
  settlement ......................           --             --             6,925            --             --
                                      ------------   ------------    ------------    ------------   ------------
Income (loss) before income taxes .         20,768        (16,733)          3,398          28,596        (82,782)
Provision (benefit) for
  income taxes ....................          5,439         (7,175)            810           9,704         24,338
                                      ------------   ------------    ------------    ------------   ------------
Net income (loss) .................   $     15,329   $     (9,558)   $      2,588    $     18,892   $   (107,120)
                                      ------------   ------------    ------------    ------------   ------------
                                      ------------   ------------    ------------    ------------   ------------
Basic earnings (loss) per share ...   $       0.72   $      (0.43)   $       0.11    $       0.64   $      (3.54)
                                      ------------   ------------    ------------    ------------   ------------
                                      ------------   ------------    ------------    ------------   ------------
Weighted average common shares
  outstanding .....................     21,419,936     22,085,912      23,602,799      29,712,879     30,248,476

Diluted earnings (loss) per
   share ..........................   $       0.68   $      (0.43)   $       0.10    $       0.60   $      (3.54)
                                      ------------   ------------    ------------    ------------   ------------
                                      ------------   ------------    ------------    ------------   ------------
Weighted average common and
  dilutive securities
  outstanding .....................     22,595,819     22,085,912      25,203,882      31,519,889     30,248,476


                                                       AT DECEMBER 31,
                                       ---------------------------------------------------
                                         1997       1998      1999      2000     2001
                                       --------   --------  --------   --------  --------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ....................   $ 65,061   $ 57,123   $176,322   $179,987   $132,062
Total assets .......................    168,084    154,098    317,610    352,473    346,914
Capital lease obligations:
  current maturities ...............        425        229        151        250         94
  long-term portion ................        389        183         32         --         --
Current maturities of long-term debt         --      1,000      1,000      1,000        244
Long-term debt, less current portion         --      4,000      3,000      2,000    100,000
Total stockholders' equity .........    146,463    137,807    276,649    328,832    226,636

         We acquired Telcom Devices Corp. on April 2, 2001 and accounted for that transaction as a purchase. Accordingly, their results of operations are included in ANADIGICS' consolidated results of operations from the date of purchase.

         The balance sheet data reflects our issuance of $100 million aggregate principal amount of senior convertible notes on November 27, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We were organized in 1984 and initially focused on the development and manufacture of GaAs integrated circuits for low-volume defense and aerospace applications. In 1988 we began shifting our strategy to focus on radio frequency/microwave communications systems for high-volume applications, and began production for these applications in 1989. In 1992 we introduced integrated circuits for the cable television market. In late 1994 we entered the wireless communications market with the introduction of cellular telephone integrated circuits. In 2001 we introduced our InGaP HBT power amplifier modules to the wireless communications market.

         We strive to achieve market advantage through the application of our radio frequency/microwave design and application knowledge. With our design expertise we have led the industry with the introduction of innovative products. Recent examples include 3-volt InGaP HBT Power Amplifiers, IP Telephony Reverse Path Amplifiers, 24-volt Line Amplifiers, the PicoTuner(TM), and Universal Reverse Amplifiers, all of which offer greater levels of product performance and reduce original equipment manufacturers' production costs.

         We aim to achieve cost advantage through the scale and efficiency of our manufacturing operations. During 1999 we began production in our six-inch analog GaAs wafer fabrication facility, which we believe to have been the first six-inch analog GaAs wafer fabrication facility in our industry. Using a six-inch wafer allows us to produce, at a small incremental cost, more than twice the integrated circuit dice per wafer than can be produced from the industry norm four-inch wafer.

         On April 2, 2001 we acquired Telcom Devices Corp. ("Telcom"), a manufacturer of indium phosphide based photodiodes for the telecommunications and data communications markets for cash consideration of approximately $28.0 million. The acquisition was accounted for as a purchase. Accordingly, Telcom's results of operations are included in ANADIGICS' consolidated results of operations from the date of purchase.

         Our markets weakened substantially during 2001. With the well-publicized deterioration in the telecommunications industry, we experienced a substantial decline in demand for our products. The downturn in demand reflected high component inventories at most of our customers, including components that we previously supplied, a reduction in capital spending by many of our customers and lower end consumer demand.

         Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, reduced demand for our products causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development in order to maintain our competitive position. Reduced production volumes contributed to a significant decline in our gross margin and profitability during 2001.

         The general slowdown in the industry in which we operate as well as the overall slowing of the economy has had, and we believe will continue to have, a negative impact on our net sales, gross margins and other results of operations. We cannot accurately predict whether or when demand will strengthen across all product lines or how quickly our customers will consume their inventories of our products. If we are unable to reverse the recent trend of revenue declines and net losses because our customers do not deplete their own inventories of communications components, because the economy does not improve or because we under perform, our ability to compete in a very difficult market may be materially and adversely affected.



CRITICAL ACCOUNTING POLICIES
GENERAL

         We believe the following accounting policies are critical to our business operations, the understanding of our results of operation and may involve a higher degree of judgment and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

         Production revenue is recorded when products are shipped to customers pursuant to a purchase order. We charge customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Cancellation revenue is recognized when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with our inventory obsolescence policy.

WARRANTY COSTS

         We provide for potential warranty claims by recording a current charge to income. We estimate potential claims by examining historical returns and other information deemed critical and provide for an amount which we believe will cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the consolidated balance sheets.

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets include fixed assets, long-term investments (included in Other assets), goodwill and other intangible assets. We regularly review these assets for circumstances of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value.

Long-lived assets
         We record impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the undiscounted cash flow estimated to be generated by these assets is less than the carrying amounts of those assets. Management considers sensitivities to capacity, utilization and technological developments in making its assumptions.

Long-term investments
         The fair value of long-term investments is dependent on the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may have to record additional impairment charges not previously recognized.

Goodwill and intangibles impairment
         We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill or other intangible assets.

         Effective January 1, 2002 we will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of FAS 142, the cost of certain intangible assets will no longer be subject to amortization but will be reviewed for potential impairment during the first six months of 2002, and then on an annual basis thereafter or upon the occurrence of an impairment indicator.

DEFERRED TAXES

         We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2001, we determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and an adjustment to the deferred tax asset was charged to income.

         While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

INVENTORY
         Inventories are valued at the lower of cost or market ("LCM"), using the first-in, first-out method. In addition to LCM limitations, we reserve against inventory items for estimated obsolescence or unmarketable inventory. Our reserve for excess and obsolete inventory is primarily based upon forecasted short-term demand for the product and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1999         2000         2001
                                                         -----------  -----------  -----------
Net sales..............................................       100.0%       100.0%       100.0%
Cost of sales..........................................        57.8         51.9         103.5
                                                         -----------  -----------   -----------
Gross profit(loss).....................................        42.2         48.1          (3.5)
Research and development expenses......................        22.6         23.1          44.5
Selling and administrative expenses....................        14.5         15.2          32.2
Restructuring and other charges........................        (0.3)           -           4.4
Asset impairment charges...............................           -            -          12.3
Purchased in-process R&D...............................           -            -           4.5
                                                         -----------  -----------   -----------
Operating income (loss)................................         5.4          9.8        (101.4)
Interest expense.......................................         0.3          0.2           0.8
Interest income........................................         2.8          7.0           8.2
Impairment of investments..............................           -            -           3.7
Other income (expense) ................................           -            -             -
Provision for litigation settlement....................         5.3            -             -
                                                         -----------  -----------  -----------
Income (loss) before income taxes......................         2.6         16.6         (97.7)
Provision  for income taxes...... .....................         0.6          5.6          28.7
                                                         -----------  -----------  -----------
Net income (loss)......................................         2.0%        11.0%       (126.4%)
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

2001 COMPARED TO 2000

         NET SALES. Net sales during 2001 decreased 50.8% to $84.8 million, compared to $172.3 million for 2000. The decline in net sales is due to the significant downturn in demand experienced across each of the Company's product lines. The wireless and broadband markets were soft due to lower end-consumer demand compounded by high component inventories at most of our customers.

         Specifically, net sales of integrated circuits for cellular and PCS applications decreased 57.9% during 2001 to $32.3 million from $76.5 million in 2000. The decrease was primarily due to decreased demand for our multi-band, multi-mode power amplifier integrated circuits used in wireless telephone handsets.

         Sales of integrated circuits for cable and broadcast applications decreased 44.2% during 2001 to $41.2 million from $74.0 million in 2000. The decrease was primarily due to decreased demand for our integrated circuit reverse amplifiers and converters used in digital set-top boxes, cable modems, and, to a lesser degree, our integrated circuit line amplifiers used as repeaters in cable television distribution networks.

         Sales of integrated circuits for fiber optic telecommunications and data communications ("fiber optic") applications decreased 48.2% during 2001 to $11.3 million from $21.8 million in 2000. Net sales for 2001 includes $5.5 million of Telcom's sales since its acquisition on April 2, 2001. The reduction in sales of integrated circuits for fiber optic applications was primarily due to lower capital spending in the fiber optic markets.

         Generally, selling prices for same product sales were lower during 2001 as compared to 2000.

         GROSS MARGIN (LOSS). Gross margin (loss) for 2001 decreased to (3.5%) of net sales, compared with 48.1% of net sales in the prior year. The decline in gross margin results primarily from lower net sales, lower production and consequent lower absorption of fixed costs which had an impact of approximately $22 million. Gross margin was also negatively impacted by the start-up and ramp of HBT modules in the approximate amount of $8 million. In addition to lower sales and absorption and module start-up impacts, the decline in gross margin includes an additional $6.9 million of inventory charges in 2001. The decline was partially offset by the inclusion of Telcom in the current year results. The inventory charge primarily related to excess, slow-moving, and obsolete inventories.

         RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 5.1% during 2001 to $37.8 million from $39.8 million during 2000 primarily due to reduced project materials spending. As a percentage of sales, research and development expense increased to 44.5% in 2001 from 23.1% in 2000.

         PURCHASED IN-PROCESS R&D. The Company expensed purchased in-process research and development costs of $3.8 million as a result of the Telcom acquisition on April 2, 2001. The charge represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and do not have alternative future uses.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 4.1% during 2001 to $27.3 million from $26.2 million in 2000. The increase was due to the acquisition of Telcom and its related expenses, including $2.7 million of intangibles amortization and its ongoing cost base ($1.0 million). The increase was offset by a $2.6 million decrease in our historical cost base, notably in consulting services, commissions, recruiting and relocation as well as travel and entertainment. As a percentage of sales, selling and administrative expenses increased to 32.2% in 2001 from 15.2% in 2000.

         RESTRUCTURING AND OTHER CHARGES. During 2001, the Company recorded restructuring charges of $3.8 million, primarily for severance and related benefits costs of workforce reductions. The workforce reductions eliminated approximately 109 positions throughout the Company and $1.6 million of benefits were paid through December 31, 2001, with the remainder anticipated to be paid out in 2002.

         ASSET IMPAIRMENT CHARGES. During 2001, the Company recorded asset impairment charges of $10.4 million. The charges reflect an impairment of certain manufacturing and research fixed assets as they are surplus to the Company's foreseeable operating levels and research activities.

         The anticipated annualized benefit from the asset impairment and restructuring and other charges is expected to approximate $14.8 million.

         INTEREST INCOME, NET. Net interest income decreased 40.1% to $6.3 million during 2001 from $10.5 million during 2000. The decrease was primarily due to lower balances of cash and marketable securities, generally lower interest rates and, to a lesser extent, interest expense arising on the issuance of our 5% Convertible Senior Notes issued on November 27, 2001.

         OTHER (EXPENSE) INCOME. During the year ended December 31, 2000 the Company sold equipment resulting in a $1.3 million gain.

         IMPAIRMENT OF INVESTMENTS. In the year ended December 31, 2001, the Company recorded a $3.1 million charge for impairment of investments for certain private-equity investments following an evaluation of the Company's investments which indicated that the carrying value of such investments exceeded the estimated fair market values.

         PROVISION FOR INCOME TAXES. During 2001, the Company recorded a valuation allowance of $26.8 million against the carrying value of its deferred tax asset. Since realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance in 2001.

2000 COMPARED TO 1999

         NET SALES. Net sales during 2000 increased 31% to $172.3 million from $131.2 million in 1999.

         Sales of integrated circuits for cellular and PCS wireless applications increased 26% in 2000 to $76.5 million from $60.8 million in 1999 reflecting then existing strong demand for our dual-band power amplifiers.

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

LIQUIDITY AND SOURCES OF CAPITAL

         At December 31, 2001 we had $63.1 million of cash and cash equivalents on hand and $137.0 million in marketable securities. We had $100.2 million of interest-bearing debt outstanding as of December 31, 2001. These figures reflect our private offering of $100 million aggregate principal amount of Convertible notes due 2006, completed during November 2001.

         Operations required $18.2 million in cash during 2001. Investing activities, consisting primarily of net purchases of marketable securities of $66.7 million and purchases of equipment of $16.8 million, consumed $111.4 million of cash during 2001. Financing activities raised $97.6 million during 2001. Cash provided by financing activities primarily consisted of proceeds received from the issuance of our Convertible notes in November 2001, net of related costs.

         At December 31, 2001, we had purchase commitments of approximately $1.1 million for equipment, furniture, and leasehold improvements for the first half of 2002.

         We believe that our existing sources of capital, including internally generated funds, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

The table below summarizes required cash payments as of December 31, 2001:

CONTRACTUAL OBLIGATIONS              PAYMENTS DUE BY PERIOD (in thousands)

                             Total      1 year      1 - 3     4 - 5     After 5
                                       And less     years     years      years

Long term debt              $100,000   $     --   $     --   $100,000   $     --
Capital lease obligations         94         94         --         --         --
Operating leases              33,978      3,918      7,185      3,580     19,295
Unconditional purchase
         obligations           1,100      1,100         --         --         --
                            --------   --------   --------   --------   --------
Total contractual cash
         obligations        $135,172   $  5,112   $  7,185   $103,580   $ 19,295
                            ========   ========   ========   ========   ========

         The Company has an obligation to rent additional space at its headquarters, following the construction of the space. The additional space would require an annual base rent of $742 thousand, plus escalators and the term would expire in December 2016. Construction, which is the responsibility of the landlord, a debtor in a Chapter 11 bankruptcy proceeding since December 2001, has not commenced. We cannot estimate when or if it might commence.

In addition, contingent purchase consideration of up to $17 million may be payable to the former shareholders of Telcom if certain sales and profit targets are reached over the twelve months ending March 31, 2002. Based upon the operating performance of Telcom through February 23, 2002, the Company does not expect any payouts pursuant to this contingency.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". The statements will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be subject to amortization but will be reviewed for impairment annually or upon the occurrence of an impairment indicator. Other intangible assets will continue to be amortized over their useful lives. Management anticipates that upon adoption in 2002, the annual amortization of goodwill that would have approximated $2.6 million will no longer be required. The Company has not yet determined the impact, if any, on its earnings or financial position of the required impairment tests of goodwill.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement will be effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model, based upon the framework established in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company does not expect the impact of the adoption of this statement to have a material impact on its financial position, results of operations and cash flows.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of FAS 143 effective January 1, 2003. The Company is currently evaluating the impact of adoption of this statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities, commercial paper and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

         At December 31, 2001, we held marketable securities with an estimated fair value of $136,993. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2001:


Estimated Principal Amount and Weighted Average Stated                             Fair
            Rate by Expected Maturity Value                                        Value
-------------------------------------------------------------------------------------------
 (000's)        2002            2003          2004          Total                  (000's)
-------------------------------------------------------------------------------------------
Principal   $    54,460    $    60,523    $    18,371    $   133,354            $   136,993

Weighted
 Average
 Stated
 Rates             6.01%          5.87%          6.39%          6.00%                    --
-------------------------------------------------------------------------------------------

         Our Convertible notes bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2001 and 2000, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

MetroPark, New Jersey
January 29, 2002

                                 ANADIGICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                    2000         2001
                                                                                 ---------    ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $  95,116    $  63,102
  Marketable securities ......................................................      53,254       55,364
  Accounts receivable, net of allowance for doubtful accounts of $275
    and $715 in 2000 and 2001, respectively ..................................      21,794       10,200
  Inventories ................................................................      22,969       14,661
  Prepaid expenses and other current assets ..................................       3,475        6,635
  Deferred taxes .............................................................       3,035           --
                                                                                 ---------    ---------
Total current assets .........................................................     199,643      149,962

Marketable securities ........................................................      17,791       81,629
Plant and equipment:
  Equipment and furniture ....................................................     137,819      127,903
  Leasehold improvements .....................................................      32,767       34,207
  Projects in process ........................................................      19,083       17,702
                                                                                 ---------    ---------
                                                                                   189,669      179,812
  Less accumulated depreciation and amortization .............................      83,034       89,329
                                                                                 ---------    ---------
                                                                                   106,635       90,483
Goodwill and other intangibles, net of accumulated amortization
  of $2,736 ..................................................................          --       19,443
Deferred taxes ...............................................................      23,102           --
Other assets .................................................................       5,302        5,397
                                                                                 ---------    ---------
                                                                                 $ 352,473    $ 346,914
                                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................................   $  10,985    $   9,115
  Accrued liabilities ........................................................       6,824        6,549
  Current maturities of capital lease obligations ............................         250           94
  Accrued restructuring costs ................................................         597        1,898
  Current maturities of long-term debt .......................................       1,000          244
                                                                                 ---------    ---------
Total current liabilities ....................................................      19,656       17,900

Long-term debt, less current portion .........................................       2,000      100,000
Other long-term liabilities ..................................................       1,985        2,378

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding  ...................................................
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding  ...........................
  Common stock, $0.01 par value, 144,000,000 shares authorized at December 31,
    2000 and 2001, and 30,027,760 and 30,568,761 issued
    and outstanding at December 31, 2000 and 2001, respectively ..............         300          306
  Additional paid-in capital .................................................     329,362      333,860
  Accumulated deficit ........................................................      (1,118)    (108,238)
  Accumulated other comprehensive income .....................................         288          708
                                                                                 ---------    ---------
Total stockholders' equity ...................................................     328,832      226,636
                                                                                 ---------    ---------
                                                                                 $ 352,473    $ 346,914
                                                                                 =========    =========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                      1999            2000           2001
                                                  ------------    ------------   ------------
Net sales .....................................   $    131,159    $    172,268   $     84,765
Cost of sales .................................         75,820          89,471         87,697
                                                  ------------    ------------   ------------
Gross profit (loss) ...........................         55,339          82,797         (2,932)
Research and development expenses .............         29,658          39,799         37,764
Selling and administrative expenses ...........         19,092          26,202         27,282
Restructuring and other charges ...............           (441)             --          3,775
Asset impairment charges ......................             --              --         10,433
Purchased in-process R&D ......................             --              --          3,800
                                                  ------------    ------------   ------------
                                                        48,309          66,001         83,054
                                                  ------------    ------------   ------------
Operating income (loss) .......................          7,030          16,796        (85,986)
Other income (expense) ........................             25           1,279            (39)
Interest income, net ..........................          3,268          10,521          6,304
Impairment of investments .....................             --              --          3,061
Provision for litigation settlement ...........          6,925              --             --
                                                  ------------    ------------   ------------
Income (loss) before income taxes .............          3,398          28,596        (82,782)
Provision  for income taxes ...................            810           9,704         24,338
                                                  ------------    ------------   ------------
Net income (loss) .............................   $      2,588    $     18,892   $   (107,120)
                                                  ============    ============   ============

Basic earnings (loss) per share ...............   $       0.11    $       0.64   $      (3.54)
                                                  ============    ============   ============

Weighted average common shares outstanding ....     23,602,799      29,712,879     30,248,476
                                                  ============    ============   ============

Diluted earnings (loss) per share .............   $       0.10    $       0.60   $      (3.54)
                                                  ============    ============   ============

Weighted average common and dilutive securities
  outstanding .................................     25,203,882      31,519,889     30,248,476
                                                  ============    ============   ============

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                      1999            2000           2001
                                                  ------------    ------------   ------------
Net income (loss) .............................   $      2,588    $     18,892   $   (107,120)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable
  securities ..................................           (169)            327            560
Foreign currency translation adjustment .......             --              87           (110)

Reclassification adjustment:
Net realized gain previously included in
  other comprehensive income ..................             --              --            (30)
                                                  ------------    ------------   ------------
Comprehensive income (loss) ...................   $      2,419    $     19,306   $   (106,700)
                                                  ============    ============   ============


                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (SHARES AND DOLLARS IN THOUSANDS)

                                                                               ACCUMULATED
                                    COMMON STOCK     ADDITIONAL                   OTHER         TOTAL
                                 ------------------   PAID-IN     ACCUMULATED  COMPREHENSIVE STOCKHOLDERS'
                                   SHARES    AMOUNT   CAPITAL       DEFICIT    INCOME (LOSS)    EQUITY
                                 ---------   ------  ---------    -----------  ------------   ---------
Balance, December 31, 1998 ...      22,184   $ 222   $ 160,141    $   (22,598)   $      43    $ 137,808
 Stock options exercised .....       1,185      12      12,679                                   12,691
 Shares issued under
    employee stock purchase
    plan .....................         166       2       1,110                                    1,112
 Tax effect of stock
    options exercised ........                           5,626                                    5,626
 Unrealized losses on market-
    able securities ..........                                                        (169)        (169)
 Issuance of common stock
    in public offering, net
    of expenses ..............       5,309      53     116,077                                  116,130
 Stock-based compensation ....                             335                                      335
 Warrants for services
    provided .................          18                 528                                      528
 Net income ..................                                          2,588                     2,588
                                 ---------   -----   ---------    -----------    ---------    ---------
Balance, December 31, 1999 ...      28,862     289     296,496        (20,010)        (126)     276,649
 Stock options exercised .....       1,046      10      10,545                                   10,555
 Shares issued under
    employee stock purchase
    plan .....................          65       1         893                                      894
 Tax effect of stock
    options exercised ........                          20,590                                   20,590
 Unrealized gains on market-
    able securities ..........                                                         327          327
 Issuance of common stock
    in public offering, net
    of expenses ..............                             (24)                                     (24)
 Shares issued for warrants
    exercised ................          55                 862                                      862
 Foreign currency translation
    adjustment ...............                                                          87           87
 Net income ..................                                         18,892                    18,892
                                 ---------   -----   ---------    -----------    ---------    ---------
Balance, December 31, 2000 ...      30,028     300     329,362         (1,118)         288      328,832
 Stock options exercised .....         420       5       3,036                                    3,041
 Shares issued under
    employee stock purchase
    plan .....................         113       1       1,462                                    1,463
 Unrealized gains on market-
    able securities ..........                                                         560          560
 Shares issued for warrants
    exercised ................           8
 Foreign currency translation
    adjustment ...............                                                        (110)        (110)
 Net realized gain  previously
 included in other
    comprehensive income .....                                                         (30)         (30)
 Net income ..................                                       (107,120)                 (107,120)
                                 ---------   -----   ---------    -----------    ---------    ---------
Balance, December 31, 2001 ...      30,569   $ 306   $ 333,860    $  (108,238)   $     708    $ 226,636
                                 =========   =====   =========    ===========    =========    =========



                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    1999         2000         2001
                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ............................................   $   2,588    $  18,892    $(107,120)
Adjustments to reconcile net income (loss)to net cash
  provided by (used in) operating activities:
  Depreciation ...............................................      21,895       22,069       24,489
  Amortization ...............................................         289          231        3,019
  Amortization of premium (discount) on marketable securities          (41)        (752)       1,287
  Impairments of long-lived assets and investments ...........          --           --       14,577
  Purchased in-process R&D ...................................          --           --        3,800
  Deferred taxes .............................................         639        6,178       24,306
  Tax benefit realized from stock option transactions ........          --        3,562           --
  Stock-based compensation ...................................         335           --           --
  Warrants for services provided .............................         528           --           --
  (Gain)loss on sale of equipment ............................          --       (1,279)          39
  Provision for litigation settlement ........................       6,436       (6,436)          --
Changes in operating assets and liabilities:
    Accounts receivable ......................................     (13,303)       3,357       12,847
    Inventory ................................................      (1,605)     (12,635)       9,601
    Prepaid expenses and other assets ........................      (1,476)      (3,905)      (3,765)
    Accounts payable .........................................       9,763       (4,916)      (2,256)
    Accrued and other liabilities ............................       4,375          377          955
                                                                 ---------    ---------    ---------
Net cash provided by (used in) operating activities ..........      30,423       24,743      (18,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment .............................     (29,645)     (43,564)     (16,845)
Purchases of marketable securities ...........................     (26,403)     (77,381)    (157,691)
Proceeds from sales of marketable securities .................      22,828       29,271       90,985
Purchase of Telcom Devices, net of cash  acquired ............          --           --      (27,927)
Proceeds from sale of equipment ..............................          --        1,358           45
                                                                 ---------    ---------    ---------
Net cash used in investing activities ........................     (33,220)     (90,316)    (111,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of obligations under capital leases .................        (229)        (493)        (404)
Repayments of long-term debt .................................      (1,000)      (1,000)      (3,385)
Proceeds from issuance of long-term debt net of offering costs          --           --       96,925
Issuances of common stock, net of related expenses ...........     129,934       12,287        4,504
                                                                 ---------    ---------    ---------
Net cash provided by financing activities ....................     128,705       10,794       97,640
                                                                 ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents .........     125,908      (54,779)     (32,014)
Cash and cash equivalents at beginning of period .............      23,987      149,895       95,116
                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of period ...................   $ 149,895    $  95,116    $  63,102
                                                                 =========    =========    =========

Supplemental disclosures of cash flow information:
Interest paid ................................................   $     368    $     300    $     131
Taxes paid ...................................................         225           46           45
Tax benefit of stock options exercised .......................       5,626       20,590           --
Acquisition of equipment under capital lease .................          --          560          248


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

         Approximately 68% of the Company's net sales in 1999 were to two customers, Ericsson and Motorola, who individually accounted for 47% and 21%, respectively, of net sales. Approximately 70% of the Company's net sales in 2000 were to two customers, Ericsson and Motorola, who individually accounted for 44% and 26%, respectively, of net sales. Approximately 69% of the Company's net sales in 2001 were to three customers, Motorola, Ericsson and Kyocera, who individually accounted for 32%, 25% and 11%, respectively, of net sales. Accounts receivable from these customers accounted for 53% and 76% of total accounts receivable at December 31, 2000 and 2001, respectively. Sales figures for 1999 reflect changes due to the merger in 2000 between Motorola and General Instrument. Net sales to individual customers who accounted for 10% or more of the Company's total net sales and corresponding end application information are as follows:

                                               YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------
                             1999    Application   2000    Application    2001   Application
                           --------  ----------- --------  -----------  -------- -----------
Largest customer.........  $ 61,677  Wireless    $ 76,193  Wireless     $ 27,387 CATV
Second largest customer..    27,147  CATV          44,719  CATV           21,401 Wireless
Third largest customer        < 10%                 < 10%                  9,620 Wireless

    USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: recoverability of inventories, useful lives and amortization periods and recoverability of long-lived assets.

                                 ANADIGICS, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

         Production revenue is recorded when products are shipped to customers pursuant to a purchase order. The Company charges customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Cancellation revenue is recognized when cash is received.

     WARRANTY COSTS

         The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the consolidated balance sheets.

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

         The cost of equipment acquired under capital leases was $11,867 and $11,627 at December 31, 2000 and 2001, respectively, and accumulated amortization was $11,504 and $11,489 at December 31, 2000 and 2001, respectively. Equipment acquired under a capital lease is amortized over the useful life of the leased equipment or the life of the lease, whichever is shorter.

     GOODWILL AND OTHER INTANGIBLES

         Goodwill, process technology and a covenant-not-to-compete recorded upon acquisitions are amortized using the straight-line method over seven, five and two years, respectively. The carrying amounts are reviewed on a regular basis for any signs of an impairment. The Company determines if the carrying amount is impaired based on anticipated undiscounted cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk.

     INCOME TAXES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities.

     RESEARCH AND DEVELOPMENT COSTS

         The Company charges all research and development costs associated with the development of new products to expense when incurred. Engineering and design costs related to customer-funded research and development contracts are classified as cost of sales.

     IN-PROCESS RESEARCH AND DEVELOPMENT

         In the event of an acquisition, the Company will calculate the fair value of in-process research and development projects, based upon discounted cash flows, estimated by management of future revenues and expected profitability of the related technology. The rate used to discount the projected future cash flows accounts for the time value of money, as well as the risks of realization of the cash flows. Management will record a charge to earnings where projects are determined to have not reached technological feasibility and do not have alternative uses.

     CASH EQUIVALENTS

         The Company considers all highly liquid marketable securities with an original maturity of three months or less as cash equivalents.

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

     STOCK BASED COMPENSATION

         As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

     IMPAIRMENT OF LONG-LIVED ASSETS

         The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets is less than the carrying amounts of these assets.

     EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. For all periods presented, share and per share data has been restated to reflect a three-for-two stock split, the shares for which were distributed on February 29, 2000 to holders of record on February 10, 2000.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

         The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of capital lease obligations and long-term debt approximate fair value since the related interest rates approximate rates currently available to the Company.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". The statements will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be subject to amortization but will be reviewed for potential impairment annually or upon the occurrence of an impairment indicator. Other intangible assets will continue to be amortized over their useful lives. Management anticipates that upon adoption in 2002, the annual amortization of goodwill that would have approximated $2.6 million will no longer be required. The Company has not yet determined the impact, if any, on its earnings or financial position of the required impairment tests of goodwill.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement will be effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model, based upon the framework established in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company does not expect the impact of the adoption of this statement to have a material impact on its financial position, results of operations and cash flows.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of FAS 143 effective January 1, 2003. The Company is currently evaluating the impact of adoption of this statement.

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITION OF TELCOM DEVICES

         On April 2, 2001, ANADIGICS, Inc. acquired Telcom Devices Corp. ("Telcom"), a manufacturer of indium phosphide based photodiodes for the telecommunications and data communications markets. The acquisition was accounted for using the purchase method of accounting. The results of operations of Telcom are included in the Company's consolidated results of operations from the date of purchase. There are no significant differences between the accounting policies of ANADIGICS and Telcom.

         The cash consideration paid on April 2, 2001, for 100% of Telcom's stock was $28,000. In addition, the Company incurred $300 in acquisition-related costs. The total purchase price of $28,300 was allocated to the assets acquired and liabilities assumed, based on their fair values (as determined by an appraisal) as follows:

         Fair value of tangible assets                        $  5,522
         Fair value of liabilities assumed                      (1,369)
         In-process research and development                     3,800
         Process technology                                      3,400
         Covenant not to compete                                   800
         Deferred tax liability                                 (1,831)
         Goodwill                                               17,978
                                                              --------
         Total purchase price                                 $ 28,300

         In addition, contingent purchase consideration of up to $17,000 may be payable if certain sales and profit targets are reached over the twelve months ending March 31, 2002. Any payments of contingent purchase consideration would increase the goodwill attributed to Telcom. Based upon the operating performance of Telcom through February 23, 2002, the Company does not expect any payouts pursuant to this contingency.

         The process technology, covenant not-to-compete and goodwill were being amortized using the straight-line method over their respective estimated useful lives, which range from two to seven years. The Company recorded a charge of $3,800 representing the fair value of certain acquired research and development projects relating to 40 GB/s photodiode and autobondable and auto eutectic bonding that were determined to have not reached technological feasibility and do not have alternative future uses. The fair value of such projects was determined based on discounted net cash flows. These cash flows were based on management's estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounted for the time value of money, as well as the risks of realization of the cash flows.

         The following unaudited pro-forma consolidated financial information reflects the results of operations for the twelve months ended December 31, 2001 and 2000, as if the acquisition of Telcom had occurred on December 31, 1999 and after giving effect to purchase accounting adjustments. The charge for purchased in-process R&D is not included in the pro-forma results, because it is non-recurring.

                                                      YEAR ENDED DECEMBER 31
                                                    ---------------------------
                                                       2000             2001
                                                    -----------     -----------
Pro-forma revenue .............................     $   181,177     $    87,245
Pro-forma net (loss) income ...................     $    16,393     $  (106,313)
Pro-forma net (loss) income per share
          Basic ...............................     $      0.55     $     (3.51)
          Diluted .............................     $      0.52     $     (3.51)

         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations

3. SEGMENTS

         The Company operates in one segment. Its integrated circuits are primarily manufactured using common manufacturing facilities located in the same geographic area. All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              1999          2000          2001
                                            --------      --------      --------
Cellular and PCS Applications ........      $ 60,843      $ 76,523      $ 32,250
CATV Applications ....................        46,881        73,960        41,238
Fiber Optic Applications .............        23,290        21,785        11,277
Engineering Service Sales ............           145            --            --
                                            --------      --------      --------
     Total ...........................      $131,159      $172,268      $ 84,765
                                            ========      ========      ========

     The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the four geographic regions are as follows:

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                          1999            2000            2001
                                        --------        --------        --------
Europe .........................        $ 30,161        $ 32,964        $  8,976
Asia ...........................          31,681          40,464          27,408
U.S.A and Canada ...............          51,605          69,181          30,955
Latin America ..................          17,712          29,659          17,426
                                        --------        --------        --------
      Total ....................        $131,159        $172,268        $ 84,765
                                        ========        ========        ========

4.  LONG-TERM DEBT

         On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("Convertible notes") due November 15, 2006. The notes are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually on May 15 and November 15 of each year.

         ANADIGICS has the option to redeem all or a portion of the notes at a redemption price of 102% of the principal amount during the period from November 15, 2004 through November 14, 2005 and at a redemption price of 101% of the principal amount during the period from November 15, 2005 to November 14, 2006. In the event of a change in control, as defined, note-holders may require the Company to repurchase the note at 100% of the principal amount. In the event of a change in control, the Company, in certain circumstances, may elect to repay the notes in common stock valued at 95% of the average of the closing prices of the Company's common stock for the five days immediately preceding and including the third trading day prior to the repurchase.

         At December 31, 2001, the fair value of the notes, estimated based upon dealer quotes, was approximately $96,688. Debt issuance costs of $3,075 consisting principally of underwriters' fees were included in other assets and are being amortized over the life of the convertible notes.

         During 2001, the Company repaid the $3,000 amount outstanding and cancelled its then existing revolving credit and long-term debt facility. The facility required interest at a rate of LIBOR plus 1.75%. At December 31, 2000, the LIBOR rate was 6.66%. At the same time, the Company liquidated the interest rate swap agreement affiliated with this debt. The facility, which had carried commitment fees and certain restrictive covenants, is now entirely cancelled.

5.  COMMITMENTS AND CONTINGENCIES

         The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire in 2002. Rent expense was $3,441, $3,651 and $3,946 in 1999, 2000 and 2001,
respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

                                                            CAPITAL     OPERATING
YEAR                                                         LEASES      LEASES
----                                                         ------      ------
2002 .................................................      $    94      $ 3,918
2003 .................................................                     3,739
2004 .................................................                     3,446
2005 .................................................                     2,095
2006 .................................................                     1,485
Thereafter ...........................................                    19,295
                                                            -------      -------
Total minimum lease payments .........................           94      $33,978
                                                            =======      =======

Less amount representing interest ....................           --
                                                            -------
Present value of net minimum lease payments ..........      $    94
                                                            =======

         The lessor on the lease for the Company's headquarters building in Warren, New Jersey, is currently the debtor in a Chapter 11 bankruptcy proceeding commenced in December 2001. During the fourth quarter of 2001, the Company recognized a non-recurring charge relating to this proceeding. The Company has an obligation to rent additional space at its headquarters, following the construction of the space. The additional space would require an annual base rent of $742, plus escalators and the term would expire in December 2016. Construction, which is the responsibility of the landlord which is currently the debtor in a Chapter 11 bankruptcy proceeding commenced in December, 2001, has not commenced and we cannot estimate when or if it might commence.

         In addition to the above, at December 31, 2001, the Company had purchase commitments of approximately $1,100 for equipment, furniture, and leasehold improvements.

         ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

6. INVENTORIES

         Inventories are stated at the lower of cost (first in-first out method) or market. Inventories consist of the following:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                     2000                2001
                                                   --------            --------
Raw materials ..........................           $  5,526            $  6,095
Work in process ........................             14,329               8,963
Finished goods .........................              8,942               8,105
                                                   --------            --------
                                                     28,797              23,163
Reserves ...............................             (5,828)             (8,502)
                                                   --------            --------
         TOTAL .........................           $ 22,969            $ 14,661
                                                   ========            ========

7.  MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities:

                                               Available-for-Sale Securities
                                            ------------------------------------
                                                           Gross       Estimated
                                                        Unrealized       Fair
                                              Cost         Gains         Value
                                            ------------------------------------
U.S Treasury and
  Agency Securities ..................      $  8,382      $     64      $  8,446
U.S. Corporate Securities ............        62,462           137        62,599
                                            --------      --------      --------
 Total at December 31, 2000 ..........      $ 70,844      $    201      $ 71,045
                                            ========      ========      ========
U.S Treasury and
  Agency Securities ..................      $ 16,843      $     83      $ 16,926
U.S. Corporate Securities ............       119,419           648       120,067
                                            --------      --------      --------
 Total at December 31, 2001 ..........      $136,262      $    731      $136,993
                                            ========      ========      ========

         The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                   Available-for-Sale Securities
                                                   -----------------------------
                                                                     Estimated
                                                                       Fair
                                                         Cost          Value
                                                       -----------------------
Due in one year or less ..........................     $ 54,873       $ 55,364
Due after one year through three years ...........       81,389         81,629
                                                       --------       --------
Total ............................................     $136,262       $136,993
                                                       ========       ========

8.    ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                             DECEMBER 31,
                                                        ------------------------
                                                         2000              2001
                                                        ------            ------
Accrued compensation .......................            $4,670            $3,996
Warranty reserve ...........................               403               960
Other ......................................             1,751             1,593
                                                        ------            ------
           TOTAL ...........................            $6,824            $6,549
                                                        ======            ======
9. INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1999        2000       2001
                                                 -------     -------     -------
Current provision : Federal ................     $   171     $ 3,223     $    --
                    State and foreign ......          --         303          --
Deferred provision: Federal ................         468       5,263      22,924
                    State ..................         171         915       1,414
                                                 -------     -------     -------
Total ......................................     $   810     $ 9,704     $24,338
                                                 =======     =======     =======

         During 2001, the Company recorded a valuation allowance of $26,814 against the carrying value of its deferred tax asset. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

         Significant components of the Company's net deferred taxes as of December 31, 2000 and 2001 are as follows:

                                                               DECEMBER 31,
                                                           --------------------
                                                             2000        2001
                                                           --------    --------
Deferred tax balances
  Accruals/reserves ....................................   $  3,035    $  6,713
  Net operating loss carryforwards .....................     22,605      47,408
  General business and research and development credits       2,928       3,594
  Deferred rent expense ................................        759         910
  Difference in basis of plant and equipment ...........     (3,190)       (978)
  Other ................................................         --          22
  Valuation reserve ....................................         --     (57,669)
                                                           --------    --------
Net deferred tax assets ................................     26,137          --
                                                           --------    --------
Current ................................................   $  3,035    $     --
Long-term ..............................................   $ 23,102    $     --
                                                           ========    ========

         As of December 31, 2001, the Company had net operating loss carryforwards of approximately $140,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2018, and the state carryforwards will begin to expire in 2005.

         The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
                                                       1999                    2000                     2001
                                             ------------------------------------------------------------------------
Tax at U.S. statutory rate ...............   $  1,189        35.0%    $ 10,009        35.0%    $(28,956)      (35.0)%
State and foreign tax expense (benefit),
 net of federal tax effect ...............        111         3.3          801         2.8       (2,640)       (3.2)
Research and experimentation tax credits .       (500)      (14.7)        (892)       (3.1)        (666)       (0.8)
Change in valuation allowance ............         --          --           --          --       56,223        67.9
Other ....................................         10         0.2         (214)       (0.8)         377         0.5
                                             --------    --------     --------    --------     --------    --------
Provision (benefit) for income taxes .....   $    810        23.8%    $  9,704        33.9%    $ 24,338        29.4%
                                             ========    ========     ========    ========     ========    ========

10.  STOCKHOLDERS' EQUITY

         The Company had warrants outstanding, which entitled the holder to purchase 22,500 shares of common stock at an exercise price of $6.92 per share. During 1999, a charge of $528 relating to these warrants, which were issued to a third party in connection with services provided, was recorded and included in selling and administrative expenses in the consolidated statement of operations. Warrants to purchase 10,000 shares were exercised in 2000. During 2001, the remaining warrants were exercised via a cashless exercise which resulted in the issuance of 7,592 shares of common stock and the surrender of the remaining warrants.

         The Company had additional warrants outstanding which entitled the holder to purchase 45,000 shares of common stock at exercise prices ranging from $9.00 to $32.17 per share. During 2000, warrants to purchase all 45,000 shares were exercised at an average exercise price of $17.65.

         On December 17, 1998, the Company adopted a Shareholders' Rights Agreement (the "Agreement"). Pursuant to the Agreement, as amended on November 30 2000, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

11. EMPLOYEE BENEFIT PLANS

         In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 843,750 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. In 1999, 165,920 shares of common stock were purchased at a price of $6.69 per share, pursuant to the terms of the ESP Plan. In 2000, 64,573 shares of common stock were purchased at a price of $13.84 per share, pursuant to the terms of the ESP Plan. During 2001, 113,157 shares of common stock were purchased at a price of $12.93 per share, pursuant to the terms of the ESP Plan.

         Certain executives and key employees have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 489,130, 4,912,500 and 5,100,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights or restricted shares have been granted under the Plans.

         A summary of the Company's stock option activity, and related information for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                              1999                       2000                       2001
                                     -----------------------    -----------------------    -----------------------
                                                   WEIGHTED                   WEIGHTED                  WEIGHTED
                                      COMMON       AVERAGE       COMMON       AVERAGE      COMMON        AVERAGE
                                       STOCK       EXERCISE       STOCK       EXERCISE      STOCK        EXERCISE
                                      OPTIONS       PRICE        OPTIONS       PRICE       OPTIONS        PRICE
                                     ---------    ----------    ---------    ----------    ---------    ----------
Outstanding at beginning of year     5,193,199    $     9.59    5,657,619    $    15.96    5,841,531    $    18.27
  Granted .......................    1,847,667         29.84    1,612,525         22.66    1,645,608         14.64
  Exercised .....................   (1,185,308)        10.57   (1,046,053)        10.14     (420,252)         7.23
  Forfeited .....................     (197,939)        10.89     (382,560)        24.81     (783,255)        22.84
                                     ---------    ----------    ---------    ----------    ---------    ----------
Outstanding at end of year ......    5,657,619         15.96    5,841,531         18.27    6,283,632         17.52
                                     =========    ==========    =========    ==========    =========    ==========
Exercisable at end of year ......    2,112,843         10.78    2,817,185         14.57    3,553,713         16.65
                                     =========    ==========    =========    ==========    =========    ==========

         Stock options outstanding at December 31, 2001 are summarized as follows:

                  OUTSTANDING  WEIGHTED AVERAGE  WEIGHTED AVERAGE   EXERCISABLE    WEIGHTED AVERAGE
    RANGE OF       OPTIONS AT      REMAINING        EXERCISE             AT           EXERCISE
EXERCISE PRICES   DEC.31, 2001  CONTRACTUAL LIFE      PRICE         DEC.31, 2001        PRICE
---------------   ------------  ----------------      -----         ------------        -----
$ 0.38 to $ 0.38        35,344        2.17             $ 0.38            35,344          $ 0.38
$ 4.17 to $ 5.63     1,203,098        6.31             $ 4.71         1,203,098          $ 4.71
$ 9.44 to $13.59     1,736,708        8.47             $12.28           598,193          $ 9.83
$13.94 to $23.25     1,976,918        8.35             $17.27           804,175          $18.35
$25.04 to $35.81     1,166,718        7.96             $33.45           825,641          $33.39
$40.87 to $58.06       146,708        8.17             $56.09            76,148          $56.14
$76.25 to $95.00        18,138        8.20             $91.49            11,114          $92.05

         Stock-based compensation expense of $335 was recorded and included in selling and administrative expenses in the consolidated statement of operations for the year ended December 31, 1999. No such expenses were incurred during 2000 or 2001.

         FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method prescribed by FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rate of 5.84%, 5.60%, and 3.62%; expected volatility of 0.60, 1.00, and 1.10; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during 1999, 2000, and 2001 was $13.20, $13.99, and $9.64, respectively.

         For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1999        2000       2001
                                              ---------   ---------   ---------
Pro forma net (loss) income.................. $  (2,072)  $   7,017    $(124,204)
Pro forma basic (loss) earnings per share.... $   (0.09)  $    0.24    $   (4.11)
Pro forma diluted (loss) earnings per share.. $   (0.09)  $    0.22    $   (4.11)

         ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Plan was amended in 2001 and the Company now matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $741 for the year ended December 31, 2001 relating to plan contributions. Company contributions in 1999 and 2000 were determined on an annual basis at the discretion of the Board of Directors. For the years ended December 31, 1999 and 2000, the Company recorded expense of $500 and $550, respectively, relating to plan contributions.

12.  OTHER ACCUMULATED COMPREHENSIVE INCOME

         The components of other accumulated comprehensive income are as follows:

                                                          UNREALIZED
                                             FOREIGN      GAIN (LOSS)
                                             CURRENCY    ON AVAILABLE-
                                            TRANSLATION     FOR-SALE
                                            ADJUSTMENTS    SECURITIES    TOTAL
                                            -----------    ----------    -----
Balance at December 31, 1999 ............          --        $(126)       $(126)
Unrealized gain on available-
   for-sale securities ..................          --          327          327
Foreign currency translation
   adjustment ...........................          87           --           87
                                                -----        -----        -----
Balance at December 31, 2000 ............          87          201          288
Unrealized gain on available-
   for-sale securities ..................          --          560          560
Foreign currency translation
   adjustment ...........................        (110)          --         (110)
Net gain recognized in other
   comprehensive income .................                      (30)         (30)
                                                -----        -----        -----
Balance at December 31, 2001 ............       $ (23)       $ 731        $ 708
                                                =====        =====        =====

         The earnings associated with the Company's investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

13. EARNINGS PER SHARE

         The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                   Year ended December 31,
                                            ------------------------------------
                                               1999         2000         2001
                                            ----------   ----------   ----------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share ..............   23,602,799   29,712,879   30,248,476

Net effect of dilutive securities -
  based on treasury stock method
  using average market price ............    1,601,083    1,807,010          --*
                                            ----------   ----------   ----------
Weighted average common and dilutive
  securities outstanding used
  to calculate diluted earnings
  per share .............................   25,203,882   31,519,889   30,248,476
                                            ==========   ==========   ==========

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         During 2001, the Company recorded charges for asset impairment, impairment of investments and for restructuring and other charges amounting to $10,433, $3,061 and $3,775, respectively. The asset impairment charge of $10,433 related to the writedown to fair market value of certain manufacturing and research fixed assets, as they are surplus to the Company's foreseeable operating levels and research activities. Certain of these assets which are no longer in use are held-for-sale and an estimated recoverable value of $1,000 has been included in other current assets. The charge for impairment of investments was recorded for certain private-equity investments following an evaluation of the Company's investments which indicated that the carrying value of such investments exceeded the estimated fair market value. The restructuring and other charge was for severance and related benefit costs of workforce reductions as well as certain lease related undertakings. The workforce reductions eliminated 109 positions throughout the Company and $1,635 of benefits were paid through December 31, 2001, with the remainder anticipated to be paid out in 2002.

         During 1999, the Company reversed $441 of a manufacturing restructuring charge recorded during 1998.

15.  LEGAL PROCEEDINGS

         The consolidated securities class action, captioned In re ANADIGICS, Inc. Securities Litigation, No. 98-CV-917 (MLC) (D.N.J.), and shareholder's derivative lawsuit, captioned Deegan v. Rosenzweig, No. 98-CV-3640 (MLC) (D.N.J.), became final and was funded in mid-January 2000 pursuant to a final Order of the United States District Court for the District of New Jersey dated December 7, 1999. The total settlement payment (including the legal fees and other costs of administering the settlement) was $11,875, of which approximately $5,325 was paid on behalf of ANADIGICS, Inc. by the Company's insurers.

16.  SUBSEQUENT EVENTS (UNAUDITED)

         During the first quarter of 2002, management has taken certain actions and the Company will record a restructuring charge of approximately $8 million as a result of such actions. The charge relates primarily to obligations associated with a facility which was subleased during the first quarter and costs incurred during the first quarter to exit certain fiber research activities.

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               QUARTER ENDED
                                          -----------------------------------------------------------------------------------------
                                          APRIL 2,   JULY 2,   SEPT. 30,   DEC. 31,   MARCH 31,    JUNE 30,    SEPT.29,     DEC.31,
                                            2000       2000       2000       2000        2001        2001        2001        2001
                                          --------   --------   --------   --------    --------    --------    --------    --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .............................   $ 43,005   $ 47,517   $ 51,075   $ 30,671    $ 28,520    $ 18,897    $ 16,340    $ 21,008
Cost of sales .........................     21,833     23,135     24,810     19,693      21,205      26,235      18,197      22,060
                                          --------   --------   --------   --------    --------    --------    --------    --------
Gross profit (loss) ...................     21,172     24,382     26,265     10,978       7,315      (7,338)     (1,857)     (1,052)

Research and development ..............      9,789     10,181     10,852      8,977      10,051       9,972       9,478       8,263
Selling and administrative
   expense ............................      6,137      6,627      7,121      6,317       6,640       7,369       6,872       6,401
Restructuring and other
   charges ............................         --         --         --         --          --         900       1,195       1,680
Asset impairment charges ..............         --         --         --         --          --         800       4,506       5,127
Purchased in-process R&D ..............         --         --         --         --          --       3,800          --          --
                                          --------   --------   --------   --------    --------    --------    --------    --------
Operating (loss) income ...............      5,246      7,574      8,292     (4,316)     (9,376)    (30,179)    (23,908)    (22,523)
Interest income, net ..................      2,499      2,621      2,756      2,645       2,362       1,594       1,506         843
Impairment on investments .............         --         --         --         --          --          --          --      (3,061)
Other income (loss) ...................      1,049        290         15        (75)        (60)         11           3           7
                                          --------   --------   --------   --------    --------    --------    --------    --------
Income (loss) before income
   taxes ..............................      8,794     10,485     11,063     (1,746)     (7,074)    (28,574)    (22,399)    (24,734)
Provision (benefit) for income
   taxes ..............................      3,254      3,879      3,986     (1,415)     (2,476)     26,814          --          --
                                          --------   --------   --------   --------    --------    --------    --------    --------
Net income (loss) .....................   $  5,540   $  6,606   $  7,077   $   (331)     (4,598)    (55,388)    (22,399)    (24,734)
                                          --------   --------   --------   --------    --------    --------    --------    --------
Basic earnings (loss) per
   share ..............................   $   0.19   $   0.22   $   0.24   $  (0.01)   $  (0.15)   $  (1.84)   $  (0.74)   $  (0.81)
                                          --------   --------   --------   --------    --------    --------    --------    --------
Diluted earnings (loss)
   per share ..........................   $   0.18   $   0.21   $   0.23   $  (0.01)   $  (0.15)   $  (1.84)   $  (0.74)   $  (0.81)
                                          ========   ========   ========   ========    ========    ========    ========    ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this item.

ITEM 11. EXECUTIVE COMPENSATION.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)1. Financial Statements

            Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

      -     Report of Independent Auditors

      -     Consolidated Balance Sheets - December 31, 2000 and 2001

      - Consolidated Statements of Operations - Years ended December 31, 1999, 2000, and 2001

      - Consolidated Statements of Comprehensive Income - Years ended December 31, 1999 2000, and 2001

      - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 2000, and 2001

      - Consolidated Statements of Cash Flows - Years ended December 31, 1999, 2000, and 2001

      -     Notes to Consolidated Financial Statements

      (a)2. Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2001.

            Current Report on Form 8-K dated November 20, 2001 (disclosing, under Item 5, the dissemination on November 16, 2001 of a press release announcing the Company's proposed offering of convertible senior notes).

            Current Report on Form 8-K dated November 21, 2001 (disclosing, under Item 5, the dissemination on November 21, 2001 of a press release announcing the Company's agreement to sell convertible senior notes).

      (c)   Exhibit List

      2.1 Stock Purchase Agreement dated April 2, 2001, among the Company, Telcom Devices Corp. and the sellers named therein. Filed as an exhibit to the Company's Current Report on Form 8-K dated April 6, 2001, and incorporated herein by reference.

      3.1 Amended and Restated Certificate of Incorporation of the Company, together with all amendments thereto.

            Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

      3.2 Amended and Restated By-laws of the Company. Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

      4.1 Form of Common Stock Certificate. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      4.2 Indenture, dated as of November 27, 2001, between the Company, as Issuer, and State Street Bank & Trust Company, N.A., as Trustee for the 5% Convertible Senior Notes due November 15, 2006. Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

      4.3 Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      4.4 Schedule to Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783), and incorporated herein by reference.

      4.5 Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an Exhibit to the Company's current report on Form 8-K filed on December 17, 1998, and incorporated herein by reference.

      4.6 Amendment No. 1 as of November 20, 2000 to the Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company's Current report on Form 8-K filed on December 4, 2000.

      4.7 Registration Rights Agreement, dated November 27, 2001, between the Company, as Issuer, and the Purchasers of the 5% Convertible Senior Notes due November 15, 2006. Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

      4.8 Form of 5% Convertible Senior Note due November 15, 2006 (included in Exhibit 4.2).

      10.1 1994 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      10.2 1995 Long-Term Incentive and Share Award Plan, as amended May 29, 1997 and May 24, 2000. Filed as an exhibit to the Company's current report on Form S-8 (Registration No. 333-49632), and incorporated herein by reference.

      10.3 Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      10.4 Form of Employee Stock Purchase Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      10.5 Lease Agreement between Mt. Bethel Corporate Center and the Company dated May 1, 1993. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

      10.6 Lease Agreement between United States Land Resources, L.P. and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Registration Statement on Form S-1(Registration No. 333-20783), and incorporated herein by reference.

      *10.7 First Amendment, dated as of November 20, 1996, to the Lease agreement between United States Land Resources, L.P. and the Company dated as of April 26, 1996.

      *10.8 Second Amendment, dated as of September 8, 1997, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996.

      *10.9 Third Amendment, dated as of December 20, 2000, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996.

      10.10 Employment Agreement between the Company and Dr. Bamdad Bastani, dated September 17, 1998. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

      10.11 Employment Agreement between the Company and Ronald Rosenzweig, dated June 1, 1999. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

     *10.12 Amendment No. 1 as of March 15, 2002, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig.

     *10.13 Employment Agreement between the Company and Thomas Shields, dated
            July 25, 2000.

     *10.14 Employment Agreement between the Company and Charles Huang, dated
            July 25, 2000.

      *21   Subsidiary Listing

     *23.1  Consent of Ernst and Young LLP.

      24.1 Power of Attorney (included on the signature page of this Annual report on Form 10-K).


                                *Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2002.


                         ANADIGICS, INC.

                         BY:           /s/  Bami Bastani
                            -----------------------------------------
                                       Dr. Bami Bastani
                                    CHIEF EXECUTIVE OFFICER
                                         AND PRESIDENT

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bami Bastani and Thomas Shields as his/her attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

          NAME                                    TITLE                                    DATE
---------------------------        -----------------------------------------------     --------------
/s/  Bami Bastani                  President, Chief Executive Officer and              March 27, 2002
---------------------------        Director (Principal Executive Officer)
Dr. Bami Bastani

/s/  Thomas C. Shields             Senior Vice President and Chief Financial           March 27, 2002
---------------------------        Officer (Principal Financial Accounting Officer)
Thomas C. Shields

/s/  Ronald Rosenzweig             Chairman of the Board of Directors                  March 27, 2002
---------------------------
Ronald Rosenzweig

/s/  Paul S. Bachow                Director                                            March 27, 2002
---------------------------
Paul S. Bachow

/s/  David Fellows                 Director                                            March 27, 2002
---------------------------
David Fellows

/s/  Harry T. Rein                 Director                                            March 27, 2002
---------------------------
Harry T. Rein

/s/  Lewis Solomon                 Director                                            March 27, 2002
---------------------------
Lewis Solomon

/s/  Dennis F. Strigl              Director                                            March 27, 2002
---------------------------
Dennis F. Strigl

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                BALANCE AT  CHARGED TO              BALANCE AT
                                                BEGINNING   COSTS AND                  END OF
DESCRIPTION                                     OF PERIOD   EXPENSES  DEDUCTIONS      PERIOD
---------------------------------------------   ---------  ---------- ----------     ---------
(DOLLARS IN THOUSANDS)
Year ended December 31, 2001:
Deducted from asset account:
  Allowance for doubtful accounts ...........   $    275   $    442   $     (2)(1)   $    715
  Sales return allowance ....................        537         --       (537)(2)         --
  Reserve for excess and obsolete inventory .      5,828     12,905    (10,231)(3)      8,502
Reserve for warranty claims .................        403        869       (312)(4)        960

Year ended December 31, 2000:
Deducted from asset account:
  Allowance for doubtful accounts ...........   $    185   $    173   $    (83)(1)   $    275
  Sales return allowance ....................        300        840       (603)(2)        537
  Reserve for excess and obsolete inventory .      3,136      5,975     (3,283)(3)      5,828
Reserve for warranty claims .................        490        456       (543)(4)        403

Year ended December 31, 1999:
Deducted from asset account:
  Allowance for doubtful accounts ...........   $    128   $     97   $    (40)(1)   $    185
  Sales return allowance ....................         --        400       (100)(2)        300
  Reserve for excess and obsolete inventory .      8,030        489     (5,383)(3)      3,136
Reserve for warranty claims .................        304        186         --            490

-------------------------
(1)   Uncollectible accounts written-off to the allowance account.

(2)   Sales returns to the allowance account.

(3)   Inventory write-offs to the reserve account.

(4)   Warranty expenses incurred to the reserve for warranty claims.