Form 10-Q
period 2002-03-30
ANADIGICS INC
filed 2002-04-26
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of April 24, 2002 was 30,572,942.

                                      INDEX

                                 ANADIGICS, Inc.

          Part. I.       Financial Information

          Item 1.        Financial Statements (unaudited)

                         Condensed consolidated balance sheets - March 30, 2002 and December 31, 2001.

                         Condensed consolidated statements of operations and comprehensive income (loss) - Three months ended March 30, 2002 and March 31, 2001.

                         Condensed consolidated statements of cash flows - Three months ended March 30, 2002 and March 31, 2001.

                         Notes to condensed consolidated financial statements - March 30, 2002.

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

          Item 1.        Legal Proceedings

          Item 6.        Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 ANADIGICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                             March 30, 2002      December 31, 2001
                                                            ---------------      -----------------
                                                              (unaudited)            (Note 1)

                         ASSETS

Current assets:
   Cash and cash equivalents                                     $  43,195          $  63,102
   Marketable securities                                            79,029             55,364
   Accounts receivable                                              11,630             10,200
   Inventories                                                      12,643             14,661
   Prepaid expenses and other current assets                         6,865              6,635
                                                                 ---------          ---------
Total current assets                                               153,362            149,962

Marketable securities                                               70,738             81,629
Property and equipment:
   Equipment and furniture                                         125,709            127,903
   Leasehold improvements                                           27,278             34,207
   Projects in process                                              18,777             17,702
                                                                 ---------          ---------
                                                                   171,764            179,812
   Less accumulated depreciation and amortization                   90,151             89,329
                                                                 ---------          ---------
                                                                    81,613             90,483
Intangible assets, net of amortization                               3,120              3,390
Goodwill, net of amortization                                       16,053             16,053
Other assets                                                         6,008              5,397
                                                                 ---------          ---------
Total assets                                                     $ 330,894          $ 346,914
                                                                 =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $  11,504          $   9,115
   Accrued liabilities                                               5,709              6,549
   Current maturities of capital lease obligations                      38                 94
   Accrued restructuring costs                                       3,413              1,898
   Current maturities of long-term debt                                179                244
                                                                 ---------          ---------
Total current liabilities                                           20,843             17,900

Long-term debt, less current portion                               100,000            100,000
Other long-term liabilities                                          2,443              2,378

Commitments and contingencies

Stockholders' equity
   Common stock, $0.01 par value, 144,000,000 shares
      authorized, 30,571,922 and 30,568,761 issued and
      outstanding at March 30, 2002 and December 31, 2001,
      respectively                                                     306                306
   Additional paid-in capital                                      333,880            333,860
   Accumulated deficit                                            (126,297)          (108,238)
   Accumulated other comprehensive (loss) income                      (281)               708
                                                                 ---------          ---------
   Total stockholders' equity                                      207,608            226,636
                                                                 ---------          ---------
Total liabilities and stockholders' equity                       $ 330,894          $ 346,914
                                                                 =========          =========


                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                  Three months ended
                                          ---------------------------------
                                          March 30, 2002      March 31, 2001
                                          --------------      --------------
                                           (unaudited)         (unaudited)

Net sales                                  $     19,521        $     28,520
Cost of sales                                    19,005              21,205
                                           ------------        ------------
Gross profit                                        516               7,315
Research and development expenses                 7,578              10,051
Selling and administrative expenses               5,279               6,640
Restructuring charges                             5,959                --
                                           ------------        ------------
Operating loss                                  (18,300)             (9,376)
Interest income                                   1,681               2,423
Interest expense                                 (1,442)                (61)
Other income (expense)                                2                 (60)
                                           ------------        ------------
Loss before income taxes                        (18,059)             (7,074)
(Benefit) provision for income taxes               --                (2,476)
                                           ------------        ------------
Net loss                                        (18,059)       $     (4,598)
                                           ============        ============

Basic loss per share                       $      (0.59)       $      (0.15)
                                           ============        ============

Weighted average common
  shares outstanding                         30,570,828          30,063,509
                                           ============        ============
Diluted loss per share                     $      (0.59)       $      (0.15)
                                           ============        ============
Weighted average common and
  dilutive securities outstanding            30,570,828          30,063,509
                                           ============        ============



        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN THOUSANDS)


                                                                   Three months ended
                                                            ---------------------------------
                                                            March 30, 2002     March 31, 2001
                                                            --------------     --------------
                                                             (unaudited)        (unaudited)

Net loss                                                     $   (18,059)        $   (4,598)
Unrealized (losses) gains on marketable securities                  (965)               256
Foreign currency translation adjustment                              (55)               (72)

Reclassification adjustment:
   Net realized loss (gain) previously recognized
    in other comprehensive income                                     31                (11)
                                                             -----------         ----------
Comprehensive loss                                           $   (19,048)        $   (4,425)
                                                             ===========         ==========


                             See accompanying notes.


                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                            Three months ended
                                                                    ---------------------------------
                                                                    March 30, 2002     March 31, 2001
                                                                    --------------     --------------
                                                                     (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                               $(18,059)         $ (4,598)
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
   Depreciation                                                           5,055             6,052
   Amortization                                                             545                31
   Amortization of premium (discount) on marketable securities              637              (350)
   Impairment of long-lived assets                                        3,244              --
   Realized loss (gain) on sale of marketable securities                     31               (11)
   Deferred taxes                                                          --              (2,506)
   Loss on sale of equipment                                               --                  60
 Changes in operating assets and liabilities:
      Accounts receivable                                                (1,430)            5,112
      Inventory                                                           2,018               195
      Prepaid expenses and other assets                                    (204)           (1,319)
      Accounts payable                                                    2,389            (3,479)
      Accrued liabilities and other liabilities                             685              (607)
                                                                       --------          --------
Net cash used in operating activities                                    (5,089)           (1,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                           (373)           (2,419)
Purchases of marketable securities                                      (27,318)          (38,830)
Proceeds from sale of marketable securities                              12,974            39,912
Proceeds from sale of equipment                                            --                  21
                                                                       --------          --------
Net cash used in investing activities                                   (14,717)           (1,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                        (56)             (133)
Repayments of long-term debt                                                (65)             (250)
Issuance of common stock                                                     20               609
                                                                       --------          --------
Net cash (used in) provided by financing activities                        (101)              226
                                                                       --------          --------


Net decrease in cash and cash equivalents                               (19,907)           (2,510)
Cash and cash equivalents at beginning of period                         63,102            95,116
                                                                       --------          --------

Cash and cash equivalents at end of period                             $ 43,195          $ 92,606
                                                                       ========          ========



Supplemental disclosures of cash flow information:
Interest paid                                                          $      5          $     62
Taxes paid                                                                  115              --
Acquisition of equipment under capital leases                              --                  23


                             See accompanying notes.


                                 ANADIGICS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 MARCH 30, 2002

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The condensed, consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". The statements will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be subject to amortization but will be reviewed for potential impairment annually or upon the occurrence of an impairment indicator. Other intangible assets continue to be amortized over their useful lives. The annual amortization of goodwill that would have approximated $2,567 is no longer required. The Company has not yet determined the impact, if any, on its earnings or financial position of the required impairment tests of goodwill.

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


2.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                     MARCH 30, 2002       DECEMBER 31, 2001
                                     --------------       -----------------

   Raw materials                        $  4,645               $  6,095
   Work in process                        10,192                  8,963
   Finished goods                          6,201                  8,105
                                        --------               --------
                                          21,038                 23,163
   Reserves                               (8,395)                (8,502)
                                        --------               --------
   Total                                $ 12,643               $ 14,661
                                        ========               ========

                                 ANADIGICS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 MARCH 30, 2002

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.   EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                 Three months ended
                                           --------------------------------
                                           March 30, 2002     March 31, 2001
                                           --------------     --------------
Weighted average common shares
   outstanding used to calculate
   basic earnings per share                  30,570,828            30,063,509

Net effect of dilutive securities
   based upon the treasury stock method
   using an average market price                     --*                   --*
                                          -------------        --------------
Weighted average common and
   dilutive securities outstanding
   used to calculate diluted earnings
   per share                                 30,570,828            30,063,509
                                          =============        ==============




* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

4.   REVENUE SOURCES

     The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. In conjunction with the restructuring of the business and the resulting de-emphasis of fiber optic research activities, as well as convergence within the end markets for the Company's cable and fiber products, the Company is now focused on the Broadband and Wireless end market categories. Prior year results have been reclassified to conform to these categories. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                               Three months ended
                                         ---------------------------------
                                         March 30, 2002     March 31, 2001
                                         --------------     --------------
Broadband                                        10,502            22,176
Wireless                                          9,019             6,344
                                         --------------    --------------
    Total                                $       19,521    $       28,520
                                         ==============    ==============


     The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                                                Three months ended
                                        ---------------------------------
                                         March 30, 2002     March 31, 2001
                                         --------------     --------------
Europe                                  $         1,087    $        2,478
Asia                                              7,465            12,972
U.S.A. and Canada                                10,451             8,708
Latin America                                       518             4,362
                                        ---------------    --------------
    Total                               $        19,521    $       28,520
                                        ===============    ==============

5.   ACQUISITION OF TELCOM DEVICES

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

     Attainment of certain sales and profit targets by Telcom through March 31, 2002, which were not reached, could have resulted in the payment of up to $17,000 of contingent purchase consideration.

     The following unaudited pro-forma consolidated financial information reflects the results of operations for the three months ended March 30,2002 and March 31, 2001, as if the acquisition of Telcom had occurred on December 31, 2000 and after giving effect to purchase accounting adjustments. The charge for purchased in-process R&D is not included in the pro-forma results, because it is non-recurring.

                                                        Three months ended
                                                  -----------------------------
                                                  March 30, 2002  March 31, 2001
                                                  --------------  --------------
Pro-forma revenue                                   $   19,521       $  30,980
Pro-forma net loss                                  $  (18,059)      $  (5,143)
Pro-forma net loss per basic and diluted share      $    (0.59)      $   (0.17)

     The following values are calculated assuming that FAS 142 had been effective as from January 1, 2001, thereby excluding goodwill amortization from 2001 to be comparable to 2002.

                                                                Three months ended
                                                          ------------------------------
                                                          March 30, 2002  March 31, 2001
                                                          --------------  --------------
Pro-forma revenue                                           $   19,521      $  30,980
Pro-forma net (loss) income                                 $  (18,059)     $  (4,501)
Pro-forma net (loss) income per basic and diluted share     $    (0.59)     $   (0.15)

     These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


6.   RESTRUCTURING CHARGES

     During the first quarter of 2002, the Company recorded restructuring charges of $5,959. As part of its cost reduction initiatives, the Company has curtailed certain fiber-optic research activities and is consolidating facilities at its Warren headquarters. The restructuring charges include $2,185 for facilities consolidation costs and $3,244 for an impairment of certain leasehold improvements and research fixed assets, which are no longer used in the ongoing activities of the business. A charge of $530 was recorded for severance and related benefits of workforce reductions undertaken in first quarter. The workforce reductions eliminate approximately 23 Fiber research and marketing positions to whom $130 of benefits were paid through March 30, 2002.

7.   INCOME TAXES

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

8.   LONG-TERM DEBT

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

                                 ANADIGICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                   Three months ended
                                           ---------------------------------
                                           March 30, 2002     March 31, 2001
                                           --------------     --------------

Net sales                                      100.0%            100.0%
Cost of sales                                   97.4%             74.4%
                                               -----             -----
Gross profit                                     2.6%             25.6%
Research and development expenses               38.8%             35.2%
Selling and administrative expenses             27.0%             23.3%
Restructuring charges                           30.5%               --
                                               -----             -----
Operating loss                                 (93.7%)           (32.9%)
Interest income                                  8.6%              8.5%
Interest expense                                (7.4%)            (0.2%)
Other income (expense)                            --              (0.2%)
                                               -----             -----
Loss before income taxes                       (92.5%)           (24.8%)
(Benefit) provision for income taxes              --              (8.7%)
                                               -----             -----
Net loss                                       (92.5%)           (16.1%)
                                               =====             =====



FIRST QUARTER 2002 (ENDED MARCH 30, 2002) COMPARED TO FIRST QUARTER 2001 (ENDED MARCH 31, 2001)

     NET SALES. Net sales during the first quarter of 2002 decreased 32% to $19.5 million from $28.5 million in the first quarter of 2001.

     Sales of integrated circuits for Wireless applications increased 42% during the first quarter of 2002 to $9.0 million from $6.3 million in the first quarter of 2001. The increase in sales of integrated circuits for Wireless applications was primarily due to the increase in sales of our CDMA power amplifier modules, which accounted for 69% of the first quarter 2002 revenues compared with zero in the prior year quarter. The first quarter of 2001 net sales were predominantly derived from TDMA power amplifiers.

     Sales of integrated circuits for Broadband applications decreased 53% during the first quarter of 2002 to $10.5 million from $22.2 million in the first quarter of 2001, despite the inclusion of the sales of Telcom Devices in 2002. The decrease in sales of integrated circuits for Broadband applications was primarily due to decreased demand for our reverse amplifiers and converters used in digital set-top boxes and cable modems and a reduction in sales of integrated circuits for fiber optic applications. The decrease in demand is attributable to market softness.

    The shift in the geographic distribution of sales is due to a decline in Broadband sales which are more heavily concentrated in Asia and a mix shift within Wireless to the U.S.A. and Canada in 2002 versus Latin America in 2001.

     Generally, selling prices for same product sales were lower during the first quarter of 2002 compared to the first quarter of 2001.

     GROSS MARGIN. Gross margin during the first quarter of 2002 decreased to 2.6% from 25.6% in the first quarter of 2001. A $3.5 million inventory charge, predominately for datacom fiber optic products, was recorded in the first quarter of 2001. The decrease in gross margin in 2002 was primarily due to the decrease in revenues, lower production and consequent lower absorption of fixed costs.

     RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 25% during the first quarter of 2002 to $7.6 million from $10.1 million during the first quarter of 2001. The decrease was primarily attributable to the realignment of R&D programs favoring wireless and cable, and the refocusing of efforts on specific fiber-related projects. As a percentage of sales, research and development expense increased to 38.8% in the first quarter of 2002 from 35.2% in the first quarter of 2001.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 20% during the first quarter of 2002 to $5.3 million from $6.6 million in the first quarter of 2001. The decrease in selling and administrative expenses was primarily due to lower compensation and operating expenses following our restructuring initiatives of 2001 and was achieved despite increases in 2002 of $0.4 from Telcom Devices. As a percentage of sales, selling and administrative expenses increased to 27.0% in the first quarter of 2002 from 23.3% in the first quarter of 2001

     RESTRUCTURING CHARGES. During the first quarter of 2002, we recorded restructuring charges of $6.0 million. As part of our cost reduction initiatives, we have curtailed certain fiber-optic research activities and are consolidating facilities at our Warren headquarters. The restructuring charges include $2.2 million for facilities consolidation costs and $3.2 million for an impairment of certain leasehold improvements and research fixed assets, which are no longer used in our ongoing business. A charge of $0.5 million was recorded for severance and related benefits of workforce reductions undertaken in the first quarter. The workforce reductions eliminate approximately 22 fiber research and marketing positions to whom $0.1 of benefits were paid through March 30, 2002. The anticipated annual savings from these charges is expected to approximate $5.0 million.

     INTEREST INCOME. Interest income decreased 31% to $1.7 million during the first quarter of 2002 from $2.4 million during the first quarter of 2001. The decrease of $0.7 million was due to lower interest rates.

     INTEREST EXPENSE. During the first quarter of 2002, we incurred $1.4 million in interest expense on its $100.0 million of 5% Convertible notes, following their issuance on November 27, 2001.

     (BENEFIT) PROVISION FOR INCOME TAXES. The provision for income taxes during the first quarter of 2001 was recorded at an estimated effective tax rate of 35.0% of the loss before income taxes. During the second quarter of 2001, we recorded a valuation allowance of $26.8 million against the carrying value of our deferred tax asset. Since realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management has recorded a full valuation allowance in 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had $43.2 million in cash and cash equivalents and $149.8 million in marketable securities. We had $100.2 million of interest-bearing debt outstanding as of March 30, 2002. These figures reflect our private offering of $100 million aggregate principal amount of Convertible notes due in 2006, completed during November 2001.

     Operating activities used $5.1 million in cash during the three month period ended March 30, 2002. Investing activities, which primarily consisted of purchases of equipment of $0.4 million and net purchases of marketable securities of $14.3 million, used $14.7 million of cash during the three month period ended March 30, 2002. Financing activities, which primarily consisted of repayments of bank debt, used $0.1 million during the three month period ended March 30, 2002.

     As of March 30, 2002, we had purchase commitments of approximately $1.4 million of equipment, furniture and leasehold improvements.

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

     Attainment of certain sales and profit targets by Telcom through March 31, 2002, which were not reached, could have resulted in the payment of up to $17.0 million of contingent purchase consideration.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". The statements will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be subject to amortization but will be reviewed for potential impairment annually or upon the occurrence of an impairment indicator. Other intangible assets continue to be amortized over their useful lives. The annual amortization of goodwill that would have approximated $2.6 million is no longer required. We have not yet determined the impact, if any, on our earnings or financial position of the required impairment tests of goodwill.

    In July 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. We are required to adopt the provisions of FAS 143 effective January 1, 2003. We are currently evaluating the impact of adoption of this statement.

RISKS AND UNCERTAINTIES

     Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets we serve, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 2001 and the Registration Statement on Form S-3 (Registration No. 333-83889). These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.



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

                                 ANADIGICS, Inc.

                           PART II - OTHER INFORMATION

ITEM    1.   LEGAL PROCEEDINGS

         ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.



ITEM    6.   EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K during the quarter ended March 30, 2002.

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


Dated: April 26, 2002