Form 10-Q
period 2002-06-29
ANADIGICS INC
filed 2002-08-01
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002.

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


            141 Mt. Bethel Road
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of July 30, 2002 was 30,585,540.

                                      INDEX

                                 ANADIGICS, Inc.

     Part I.         Financial Information

     Item 1.         Financial Statements (unaudited)

                     Condensed consolidated balance sheets - June 29, 2002 and December 31, 2001.

                     Condensed consolidated statements of operations and comprehensive loss - Three and six months ended June 29, 2002 and June 30, 2001.

                     Condensed consolidated statements of cash flows - Six months ended June 29, 2002 and June 30, 2001.

                     Notes to condensed consolidated financial statements - June 29, 2002.

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

     Item 4.         Submission of Matters to a Vote of Security Holders

     Item 6.         Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         June 29, 2002  December 31, 2001
                                                         -------------  ------------------
                                                          (unaudited)       (Note 1)
                         ASSETS

Current assets:
     Cash and cash equivalents                           $      25,703    $      63,102
     Marketable securities                                      83,976           55,364
     Accounts receivable                                        11,636           10,200
     Inventory                                                  16,180           14,661
     Prepaid expenses and other current assets                   5,242            6,635
                                                         -------------    -------------
Total current assets                                           142,737          149,962

Marketable securities                                           75,241           81,629
Property and equipment:
     Equipment and furniture                                   128,680          127,903
     Leasehold improvements                                     32,778           34,207
     Projects in process                                        12,581           17,702
                                                         -------------    -------------
                                                               174,039          179,812
     Less accumulated depreciation and amortization             94,989           89,329
                                                         -------------    -------------
                                                                79,050           90,483

Intangible assets, net of amortization                           2,850            3,390
Goodwill                                                         8,043           16,053
Other assets                                                     5,548            5,397
                                                         -------------    -------------
Total assets                                             $     313,469    $     346,914
                                                         =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $      10,712    $       9,115
     Accrued liabilities                                         6,312            6,549
     Current maturities of capital lease obligations                --               94
     Accrued restructuring costs                                 2,188            1,898
     Current maturities of long-term debt                          113              244
                                                         -------------    -------------
Total current liabilities                                       19,325           17,900

Long-term debt, less current portion                           100,000          100,000
Other long-term liabilities                                      2,526            2,378

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 144,000,000 shares
        authorized, 30,585,533 and 30,568,761 issued
        and outstanding at June 29, 2002 and
        December 31, 2001, respectively                            306              306
     Additional paid-in capital                                333,968          333,860
     Accumulated deficit                                      (143,160)        (108,238)
     Accumulated other comprehensive income                        504              708
                                                         -------------    -------------
     Total stockholders' equity                                191,618          226,636
                                                         -------------    -------------
Total liabilities and stockholders' equity               $     313,469    $     346,914
                                                         =============    =============

                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                          Three months ended               Six months ended
                                     -----------------------------   -----------------------------
                                     June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                                     -------------   -------------   -------------   -------------
                                              (unaudited)                     (unaudited)
Net sales                             $     23,021    $     18,897    $     42,542    $     47,418
Cost of sales                               18,832          26,235          37,837          47,440
                                      ------------    ------------    ------------    ------------
Gross profit (loss)                          4,189          (7,338)          4,705             (22)
Research and development expenses            7,699           9,972          15,277          20,023
Selling and administrative expenses          5,656           7,369          10,935          14,010
Restructuring charges                           --             900           2,715             900
Asset impairment charges                        --             800           3,244             800
Purchased in-process R&D                        --           3,800              --           3,800
                                      ------------    ------------    ------------    ------------
Operating loss                              (9,166)        (30,179)        (27,466)        (39,555)
Interest income                              1,735           1,660           3,416           4,084
Interest expense                            (1,422)            (66)         (2,864)           (129)
Other income (expense)                          --              11               2             (49)
                                      ------------    ------------    ------------    ------------
Loss before income taxes and
 cumulative effect of accounting
 change                                     (8,853)        (28,574)        (26,912)        (35,649)
Provision for income taxes                      --          26,814              --          24,338
                                      ------------    ------------    ------------    ------------
Net loss before cumulative effect
 of accounting change                       (8,853)        (55,388)        (26,912)        (59,987)
Cumulative effect of accounting
 change                                         --              --          (8,010)             --
                                      ------------    ------------    ------------    ------------
Net loss                              $     (8,853)   $    (55,388)   $    (34,922)        (59,987)
                                      ============    ============    ============    ============

Basic and diluted loss per share

Net loss before cumulative effect
 of accounting change                 $      (0.29)   $      (1.84)   $      (0.88)   $      (1.99)

Cumulative effect of accounting
 change                                         --              --           (0.26)             --
                                      ------------    ------------    ------------    ------------

Net loss                              $      (0.29)   $      (1.84)   $      (1.14)   $      (1.99)
                                      ============    ============    ============    ============

Weighted average common and
  dilutive securities outstanding       30,579,575      30,183,105      30,575,202      30,126,585
                                      ============    ============    ============    ============

                             See accompanying notes.

                                 ANADIGICS, Inc.

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)

                                           Three months ended               Six months ended
                                      -----------------------------   -----------------------------
                                      June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                                      -------------   -------------   -------------   -------------
                                                (unaudited)                    (unaudited)
Net loss                              $     (8,853)   $    (55,388)   $    (34,922)   $    (59,987)
Unrealized gain (loss) on
   marketable securities                       762            (263)           (203)             (7)
Foreign currency translation
   adjustment                                   33             (11)            (22)            (83)

Reclassification adjustment:
Net realized (gain) loss previously
  in other comprehensive income                (10)             (2)             21             (13)
                                      ------------    ------------    ------------    ------------
Comprehensive loss                    $     (8,068)   $    (55,664)   $    (35,126)   $    (60,090)
                                      ============    ============    ============    ============

                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  Six months ended
                                                            -----------------------------
                                                            June 29, 2002   June 30, 2001
                                                            -------------   -------------
                                                             (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $    (34,922)   $    (59,987)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Cumulative effect of accounting change                          8,010              --
   Depreciation                                                    9,906          12,279
   Amortization                                                    1,127             974
   Loss on asset impairment                                        3,244             552
   Purchased in-process research and development                      --           3,800
   Deferred taxes                                                     --          24,338
   Amortization of premium on marketable securities                1,102             425
   Realized loss (gain) on sales of marketable securities             21             (13)
   Loss on sale of equipment                                          --              49
Changes in operating assets and liabilities
      Accounts receivable                                         (1,436)         10,501
      Inventory                                                   (1,519)          7,268
      Prepaid expenses and other assets                              578          (2,024)
      Accounts payable                                             1,597           1,745
      Accrued and other liabilities                                  179            (485)
                                                            ------------    ------------
Net cash used by operating activities                            (12,113)           (578)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                  (1,662)        (11,559)
Purchases of marketable securities                               (52,400)        (82,873)
Proceeds from sale of marketable securities                       28,893          68,183
Purchase of Telcom Devices, net of cash acquired                      --         (27,927)
Proceeds from sale of equipment                                       --              32
                                                            ------------    ------------
Net cash used in investing activities                            (25,169)        (54,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                             108           1,785
Repayment of debt                                                   (131)         (3,240)
Payment of capital lease obligations                                 (94)           (244)
                                                            ------------    ------------
Net cash used by financing activities                               (117)         (1,699)
                                                            ------------    ------------

Net decrease in cash and cash equivalents                        (37,399)        (56,421)
Cash and cash equivalents at beginning of period                  63,102          95,116
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $     25,703    $     38,695
                                                            ============    ============

Supplemental disclosures of cash flow information:
Interest paid                                               $      2,342    $        121
Taxes paid                                                           118              --
Acquisition of equipment under capital leases                         --             248

                             See accompanying notes.

                                 ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JUNE 29, 2002

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

   In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of FAS 145 effective January 1, 2003. The Company is currently evaluating the impact of adoption of this statement.

   In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.


2.   INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                            June 29, 2002      December 31, 2001
                                           ----------------   ------------------

         Raw materials                        $     5,022          $    6,095
         Work in process                           11,637               8,963
         Finished goods                             7,431               8,105
                                              -----------          ----------
                                                   24,090              23,163
         Reserves                                  (7,910)             (8,502)
                                              -----------          ----------
         Total                                $    16,180          $   14,661
                                              ===========          ==========

3.   LOSS PER SHARE

        The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                           Three months ended           Six months ended
                                     ----------------------------  -----------------------------
                                     June 29, 2002  June 30, 2001  June 29, 2002  June 30, 2001
                                     -------------  -------------  -------------  -------------
Weighted average common shares
   outstanding used to calculate
   basic earnings per share            30,579,575     30,183,105     30,575,202     30,126,585

Net effect of dilutive securities
   based upon the treasury stock
   method using an average market
   price                                      --*            --*            --*            --*
                                       ----------     ----------     ----------     ----------
Weighted average common and
   dilutive securities outstanding
   used to calculate diluted
   earnings per share                  30,579,575     30,183,105     30,575,202     30,126,585
                                       ==========     ==========     ==========     ==========

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

        On May 20, 2002, the Company announced a voluntary stock option exchange program for eligible employees. Officers and directors were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on June 18, 2002, the Company accepted for cancellation options to purchase 838,157 shares of common stock having a weighted average exercise price of $36.90. On or about December 20, 2002, participating employees will receive one new option for each option canceled. The new options will have an exercise price equal to the closing sale price of the Company's common stock on that date and will fully vest one year thereafter.

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

                       Three months ended                 Six months ended
                  ------------------------------  ------------------------------
                  June 29, 2002    June 30, 2001  June 29, 2002    June 30, 2001
                  -------------    -------------  -------------    -------------
Broadband         $       9,924    $      12,964  $      20,426    $     35,140
Wireless                 13,097            5,933         22,116          12,278
                  -------------    -------------  -------------    ------------
       Total      $      23,021    $      18,897  $      42,542    $     47,418
                  =============    =============  =============    ============

         The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                        Three months ended                Six months ended
                   ------------------------------  -----------------------------
                   June 29, 2002    June 30, 2001  June 29, 2002   June 30, 2001
                   -------------    -------------  -------------   -------------
Europe              $        950    $       4,009  $       2,037   $      6,488
Asia                       8,312            5,486         15,777         18,458
U.S.A. and Canada         13,427            5,593         23,878         14,301
Latin America                332            3,809            850          8,171
                   -------------    -------------  -------------   ------------
       Total       $      23,021    $      18,897  $      42,542   $     47,418
                   =============    =============  =============   ============


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

         The cash consideration paid on April 2, 2001, for 100% of Telcom's stock was $28,000. In addition, the Company incurred $300 in acquisition-related costs. The total purchase price of $28,300 was allocated to the assets acquired and liabilities assumed, based on their fair values (as determined by an appraisal) as follows:

         Fair value of tangible assets               $5,522
         Fair value of liabilities assumed           (1,369)
         In-process research and development          3,800
         Process technology                           3,400
         Covenant not to compete                        800
         Deferred tax liability                      (1,831)
         Goodwill                                    17,978
                                                    -------
         Total purchase price                       $28,300
                                                    =======

         The following unaudited pro-forma consolidated financial information reflects the results of operations for the six months ended June 29, 2002 and June 30, 2001, as if the acquisition of Telcom had occurred on January 1, 2001 and after giving effect to purchase accounting adjustments. The charge for purchased in-process R&D is not included in the pro-forma results, because it is non-recurring.

                                                   Six months ended
                                           ------------------------------
                                           June 29, 2002    June 30, 2001
                                           -------------    -------------

Pro-forma revenue                            $  42,542        $  49,878
Pro-forma net loss before cumulative
   effect of accounting change               $ (26,912)       $ (56,800)
Pro-forma net loss                           $ (34,922)       $ (56,800)

Basic and diluted net loss per share
Pro-forma net loss before cumulative
   effect of accounting change               $   (0.88)       $   (1.89)
Pro-forma net loss                           $   (1.14)       $   (1.89)

6.   GOODWILL AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         During the period ended June 29, 2002, the Company completed the first of the required impairment tests of goodwill required under Statement of Financial Accounting Standards ("FAS") No 142, "Goodwill and other intangible assets", which was adopted effective January 1, 2002. Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $2,567 is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $8,010 ($0.26 per share) representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value. The change modifies the first quarter's previously reported net loss of $18,059 ($0.59 per share) to $26,069 ($0.85 per share).

         The following table reflects unaudited pro-forma results of operations of the Company giving effect to FAS 142 as if it were adopted on January 1, 2001:

                                                   For the three, six and twelve month periods ended
                                                   --------------------------------------------------
                                                    June 30, 2001    June 30, 2001  December 31, 2001
                                                    -------------    -------------  -----------------
Net loss, as reported                               $    (55,388)     $   (59,987)   $     (107,120)
Add back: amortization expense, net of tax                   642              642             1,925
Pro-forma net loss                                  $    (54,746)     $   (59,345)   $     (105,195)

Basic and diluted net loss per share
As reported                                         $      (1.84)     $     (1.99)   $        (3.54)
Pro-forma net loss                                  $      (1.81)     $     (1.97)   $        (3.48)

7.   RESTRUCTURING CHARGE

         During the first quarter of 2002, the Company recorded restructuring charges of $5,959. As part of its cost reduction initiatives, the Company has curtailed certain fiber-optic research activities and is consolidating facilities at its Warren headquarters. The restructuring charges included $2,185 for facilities consolidation costs and $3,244 for an impairment of certain leasehold improvements and research fixed assets, which are no longer used in the ongoing activities of the business. A charge of $530 was recorded for severance and related benefits of workforce reductions undertaken in first quarter. The workforce reductions eliminated approximately 23 fiber research and marketing employees to whom benefits were substantially paid through June 29, 2002. During the second quarter, 2002, we further evaluated our fixed assets held for sale ($1,000) against weak resale markets and identified certain alternative uses internally. Following our evaluation, these assets, formerly classified in other current assets as held for sale, were placed into service and depreciation resumed. During the second quarter of 2001, we recorded restructuring charges of $900 for severance and related benefits and facilities consolidation and $800 for impaired fixed assets.

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

9.  LONG-TERM DEBT

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

                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                      Three months ended                     Six months ended
                                  -------------------------------     ------------------------------
                                  June 29, 2002     June 30, 2001      June 29, 2002   June 30, 2001
                                  -------------    --------------     -------------    -------------
                                            (unaudited)                         (unaudited)
Net sales                               100.0%           100.0%             100.0%          100.0%
Cost of sales                            81.8            138.8               88.9           100.0
                                     ---------       ----------         ----------       ---------
Gross profit (loss)                      18.2            (38.8)              11.1              --
Research and development expenses        33.4             52.8               35.9            42.2
Selling and administrative expenses      24.6             39.0               25.7            29.6
Restructuring charge                       --              4.8                6.4             1.9
Asset impairment charge                    --              4.2                7.6             1.7
Purchased in-process R&D                   --             20.1                 --             8.0
                                     ---------       ----------         ----------       ---------
Operating loss                          (39.8)          (159.7)             (64.5)          (83.4)


Interest income                           7.5              8.8                8.0             8.6
Interest expense                         (6.2)            (0.3)              (6.7)           (0.3)
Gain (loss) on sale of equipment           --              0.1                 --            (0.1)
                                     ---------       ----------         ----------       ---------
Loss before income taxes and
 cumulative effect of accounting
 change                                 (38.5)          (151.1)             (63.2)          (75.2)
Provision for income taxes                 --            141.9                 --            51.3
                                     ---------       ----------         ----------       ---------
Net loss before cumulative effect
 of accounting change                   (38.5)          (293.0)             (63.2)         (126.5)
Cumulative effect of accounting
 change                                    --               --              (18.9)             --
                                     ---------       ----------         ----------       ---------
Net loss                                (38.5%)         (293.0%)            (82.1%)        (126.5%)
                                     =========       ==========         ==========       =========

     NET SALES. Net sales during the second quarter of 2002 increased 21.8% to $23.0 million from $18.9 million in the second quarter of 2001. For the six months ended June 29, 2002, net sales were $42.5 million, a 10.3% decrease from net sales of $47.4 million for the six months ended June 30, 2001.

     Sales of integrated circuits for Wireless applications increased 120.7% during the second quarter of 2002 to $13.1 million from $5.9 million in the second quarter of 2001. For the six months ended June 29, 2002, net sales of integrated circuits for Wireless applications increased 80.1% to $22.1 million from $12.3 million in the six month period ended June 30, 2001. The increase in sales of integrated circuits for Wireless applications in both the quarter and six month periods was primarily due to the increase in sales of our CDMA power amplifier modules, which accounted for 90% and 81% of second quarter and six months revenues in 2002, compared with 1% and zero, respectively in the prior year. The net sales in 2001 were predominantly derived from TDMA power amplifiers.

         Sales of integrated circuits for Broadband applications decreased 23.5% during the second quarter of 2002 to $9.9 million from $13.0 million in the second quarter of 2001. For the six months ended June 29, 2002, net sales of integrated circuits for Broadband applications decreased 41.9% to $20.4 million from $35.1 million in the six month period ended June 30, 2001. The decrease in sales of integrated circuits for Broadband applications during the second quarter was primarily due to a reduction in sales of integrated circuits for fiber optic applications and decreased demand for our reverse amplifiers used in digital set-top boxes and cable modems. The six month decrease is attributable to the reasons above, in addition to the broader decrease in demand from cable applications. The decrease in demand is attributable to market softness.

         The shift in the geographic distribution of sales is due to a mix shift in Wireless to the U.S.A. and Canada in 2002 versus a more balanced distribution in 2001.

         Generally, selling prices for same product sales were lower during 2002 compared to 2001.

     GROSS MARGIN. Gross margin during the second quarter of 2002 increased to 18.2% from (38.8%) in the second quarter of 2001. For the six months ended June 29, 2002, gross margin increased to 11.1% from break-even for the six months ended June 30, 2001. Gross margins in 2001 included inventory reserve charges of $7.6 million and $11.1 million, respectively in the quarter and six month periods whereas the second quarter of 2002 includes a reduction of reserves of $0.5 million. The second quarter improvement in adjusted gross margin (adjusted for the aforementioned inventory reserve movements) in 2002 was primarily due to the increase in revenues, higher production and consequent absorption of fixed costs, as well as cost reductions in the expense base. The six month decrease in adjusted gross margin stems primarily from lower revenues in broadband.

     RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 22.8% during the second quarter of 2002 to $7.7 million from $10.0 million during the second quarter of 2001. Company sponsored research and development expense decreased 23.7% during the six month period ended June 29, 2002 to $15.3 million. The decrease in both the quarter and six months in 2002 was primarily attributable to the realignment of R&D programs favoring wireless and cable, and the refocusing of efforts on specific fiber-related projects, in addition to cost reductions initiatives implemented in 2001 and early 2002. As a percentage of sales, research and development expense decreased to 33.4% in the second quarter of 2002 from 52.8% in the second quarter of 2001 and 35.9% and 42.2% in the six months of 2002 and 2001, respectively.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 23.2% during the second quarter of 2002 to $5.7 million from $7.4 million in the second quarter of 2001. The decrease in selling and administrative expenses during 2002 was primarily due to lower compensation and operating expenses following our restructuring initiatives of 2001. As a percentage of sales, selling and administrative expenses decreased to 24.6% in the second quarter of 2002 from 39.0% in the second quarter of 2001. Selling and administrative expenses decreased 21.9% during the six month period ended June 29, 2002 to $10.9 million from $14.0 million in the six month period ended June 30, 2001. As a percentage of sales, selling and administrative expenses decreased to 25.7% during the six month period ended June 29, 2002 from 29.6% in the six month period ended June 30, 2001.

     RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. The restructuring charges in the six month period ended June 29, 2002 include $2.2 million for facilities consolidation costs and $3.2 million for an impairment of certain leasehold improvements and research fixed assets, which are no longer used in our ongoing business. A charge of $0.5 million was recorded for severance and related benefits of workforce reductions undertaken in the first quarter. The workforce reductions eliminated approximately 23 fiber research and marketing employees to whom benefits were substantially paid through June 29, 2002. The anticipated annual savings from these charges is expected to approximate $5.0 million. During the second quarter, 2002, we continued to evaluate our fixed assets held for sale ($1.0 million) against weak resale markets and identified certain alternative uses internally. Following our evaluation, the assets formerly classified in other current assets as held for sale were placed into service and depreciation resumed. During the second quarter of 2001, we recorded restructuring charges of $0.9 million for severance and related benefits and facilities consolidation and $0.8 million for impaired fixed assets.

     INTEREST INCOME. Interest income increased 4.5% to $1.7 million during the second quarter of 2002 from $1.6 million during the second quarter of 2001. The increase of $0.1 million was due to the higher level of invested funds. Interest income decreased 16.4% during the six month period ended June 29, 2002 to $3.4 million from $4.1 million in the six month period ended June 30, 2001. The decrease was primarily due to lower interest rates.

     INTEREST EXPENSE. During the second quarter of 2002, we incurred $1.4 million in interest expense on our $100.0 million of 5% Convertible notes, following their issuance on November 27, 2001. Interest expense increased during the six month period ended June 29, 2002 to $2.9 million from $0.1 million in the six month period ended June 30, 2001.

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

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During the period ended June 29, 2002, we completed the first of the required impairment tests of goodwill required under Statement of Financial Accounting Standards ("FAS") No 142, "Goodwill and other intangible assets", which was adopted effective January 1, 2002. Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $2.6 million is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, we recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $8.0 million representing the excess of the carrying value of a reporting unit as compared to its estimated fair value.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 29, 2002, we had $25.7 million in cash and cash equivalents and $159.2 million in marketable securities. We had $100.1 million of interest-bearing debt outstanding as of June 29, 2002. These figures reflect our private offering of $100 million aggregate principal amount of Convertible notes due in 2006, completed during November 2001.

     Operating activities used $12.1 million in cash during the six month period ended June 29, 2002. Investing activities, which primarily consisted of net purchases of marketable securities of $23.5 million, used $25.2 million of cash during the six month period ended June 29, 2002. Financing activities, which primarily consisted of repayments of bank debt, used $0.1 million during the six month period ended June 29, 2002.

     As of June 29, 2002, we had purchase commitments of approximately $2.9 million of equipment, furniture and leasehold improvements. We may, from time to time, seek to repurchase our outstanding debt and/or equity securities through open market purchases, privately negotiated transactions or otherwise.

     We believe that our existing sources of capital, including internally generated funds, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchasing our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

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

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS
4. Extraordinary treatment will be required for certain extinguishmnets as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. We are required to adopt the provisions of FAS 145 effective January 1, 2003. We are currently evaluating the impact of adoption of this statement.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement.

RISKS AND UNCERTAINTIES

     Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customer's forecasts of product demand, timely product and process development, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly services needed for production of integrated circuits, change in economic conditions of the various markets we serve, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 2001 and the Registration Statement on Form S-3 (Registration No. 333-83889). These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May 23, 2002 at which the Company's stockholders voted on:

 (a) The election of two Class I Directors of ANADIGICS to hold office until 2005.

 (b) The ratification of Ernst & Young, LLP as independent auditors of ANADIGICS for the fiscal year ending December 31, 2002.

The two matters listed above were voted upon and approved by the shareholders of the Company as follows:

 (a) The election of Harry Rein as a Class I Director was approved by holders of 27,590,233 shares of the Company's outstanding capital stock. Holders of 177,939 shares withheld from voting on such election. The election of Dennis F. Strigl as a Class I Director was approved by holders of 27,235,975 shares of the Company's outstanding capital stock. Holders of 532,197 shares withheld from voting on such election.

 (b) The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of 27,200,258 shares of the Company's outstanding capital stock. Holders of 501,655 shares voted against the ratification, and holders of 66,259 shares abstained from voting on such ratification.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K during the quarter ended June 29, 2002.

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


                                                ANADIGICS, INC.


                                                By: /s/ Thomas C. Shields
                                                    ----------------------------
                                                    Thomas C. Shields
                                                    Senior Vice President
                                                    and Chief Financial Officer


Dated: August 1, 2002

                                  CERTIFICATION

   Each of the undersigned hereby certifies in his capacity as an officer of ANADIGICS, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the periods ended June 29, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.




                                         /s/ Bami Bastani
                                         -------------------------------------
Dated:  August 1, 2002                   Bami Bastani
                                         President and Chief Executive Officer






                                         /s/ Thomas Shields
                                         -------------------------------------
                                         Thomas Shields
                                         Senior Vice President and
                                         Chief Financial Officer