Form 10-Q
period 2002-09-28
ANADIGICS INC
filed 2002-11-01
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock as of October 30, 2002 was 30,585,540.

                                      INDEX

                                 ANADIGICS, Inc.

Part I.        Financial Information

Item 1.        Financial Statements (unaudited)

               Condensed consolidated balance sheets - September 28, 2002 and December 31, 2001.

               Condensed consolidated statements of operations and comprehensive loss - Three and nine months ended September 28, 2002 and September 29, 2001.

               Condensed consolidated statements of cash flows - Nine months ended September 28, 2002 and September 29, 2001.

               Notes to condensed consolidated financial statements - September 28, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Item 4.        Controls and Procedures


Part II.       Other Information

Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

Signatures

Certifications

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            September 28, 2002    December 31, 2001
                                                            -----------------     -----------------
                                                                (unaudited)            (Note 1)
                         ASSETS

Current assets:
     Cash and cash equivalents                                    $  18,834           $  63,102
     Marketable securities                                           70,535              55,364
     Accounts receivable                                             12,601              10,200
     Inventory                                                       13,008              14,661
     Prepaid expenses and other current assets                        3,979               6,635
                                                                  ---------           ---------
Total current assets                                                118,957             149,962

Marketable securities                                                67,149              81,629
Property and equipment:
     Equipment and furniture                                        123,871             127,903
     Leasehold improvements                                          36,560              34,207
     Projects in process                                              7,277              17,702
                                                                  ---------           ---------
                                                                    167,708             179,812
     Less accumulated depreciation and amortization                  94,219              89,329
                                                                  ---------           ---------
                                                                     73,489              90,483

Intangible assets, net of amortization                                2,580               3,390
Goodwill                                                                 --              16,053
Other assets                                                          3,695               5,397
                                                                  ---------           ---------
Total assets                                                      $ 265,870           $ 346,914
                                                                  =========           =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $   9,169           $   9,115
     Accrued liabilities                                              5,098               6,549
     Current maturities of capital lease obligations                     --                  94
     Accrued restructuring costs                                      4,156               1,898
     Current maturities of long-term debt                                46                 244
                                                                  ---------           ---------
Total current liabilities                                            18,469              17,900

Long-term debt, less current portion                                 66,700             100,000
Other long-term liabilities                                           2,701               2,378

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 144,000,000 shares
        authorized, 30,585,540 and 30,568,761 issued and
        outstanding at September 28, 2002 and
        December 31, 2001, respectively                                 306                 306
     Additional paid-in capital                                     333,968             333,860
     Accumulated deficit                                           (157,140)           (108,238)
     Accumulated other comprehensive income                             866                 708
                                                                  ---------           ---------
     Total stockholders' equity                                     178,000             226,636
                                                                  ---------           ---------
Total liabilities and stockholders' equity                        $ 265,870           $ 346,914
                                                                  =========           =========

                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                              Three months ended                       Nine months ended
                                        --------------------------------        -------------------------------
                                         Sept. 28, 2002   Sept. 29, 2001        Sept. 28, 2002   Sept. 29, 2001
                                        ---------------   --------------        ---------------  --------------
                                                   (unaudited)                            (unaudited)
Net sales                                  $     21,288     $     16,340        $     63,830       $     63,757
Cost of sales                                    21,225           18,197              59,062             65,636
                                           ------------     ------------        ------------       ------------
Gross profit (loss)                                  63           (1,857)              4,768             (1,879)
Research and development expenses                 7,586            9,478              22,863             29,501
Selling and administrative expenses               5,463            6,872              16,398             20,881
Restructuring and other charges                   2,286            1,195               5,001              2,095
Asset impairment charges                          3,087            4,506               6,331              5,306
Goodwill impairment charge                        8,043                -               8,043                  -
Purchased in-process R&D                              -                -                   -              3,800
                                           ------------     ------------        ------------       ------------
Operating loss                                  (26,402)         (23,908)            (53,868)           (63,462)
Interest income                                   1,543            1,515               4,959              5,599
Interest expense                                 (1,307)              (9)             (4,171)              (138)
Impairment on investment                           (390)               -                (390)                 -
Gain on repurchase of Convertible notes          12,581                -              12,581                  -
Other income (expense)                               (5)               3                  (3)               (46)
                                           ------------     ------------        ------------       ------------
Loss before income taxes and cumulative
 effect of accounting change                    (13,980)         (22,399)            (40,892)           (58,047)
Provision for income taxes                            -                -                   -             24,338
                                           ------------     ------------        ------------       ------------
Loss before cumulative effect
 of accounting change                           (13,980)         (22,399)            (40,892)           (82,385)
Cumulative effect of accounting change                -                -              (8,010)                 -
                                           ------------     ------------        ------------       ------------
Net loss                                   $    (13,980)    $    (22,399)       $    (48,902)      $    (82,385)
                                           ============     ============        ============       ============

Basic and diluted loss per share

Loss before cumulative effect
 of accounting change                      $      (0.46)    $      (0.74)       $      (1.34)      $      (2.73)

Cumulative effect of accounting change                -                -               (0.26)                 -
                                           ------------     ------------        ------------       ------------

Net loss                                   $      (0.46)    $      (0.74)       $      (1.60)      $      (2.73)
                                           ============     ============        ============       ============

Weighted average common and
  dilutive securities outstanding            30,585,540       30,323,356          30,578,630         30,190,556
                                           ============     ============        ============       ============

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)

                                              Three months ended                       Nine months ended
                                        --------------------------------        -------------------------------
                                         Sept. 28, 2002   Sept. 29, 2001        Sept. 28, 2002   Sept. 29, 2001
                                        ---------------   --------------        ---------------  --------------
                                                   (unaudited)                            (unaudited)

Net loss                                   $    (13,980)    $    (22,399)       $    (48,902)      $    (82,385)
Unrealized gain on
   marketable securities                            457            1,023                 254              1,016
Foreign currency translation
   adjustment                                         1              (16)                (21)               (99)

Reclassification adjustment:
Net realized gain previously
  in other comprehensive income                     (96)               -                 (75)               (13)
                                           ------------     ------------        ------------       ------------
Comprehensive loss                         $    (13,618)    $    (21,392)       $    (48,744)      $    (81,481)
                                           ============     ============        ============       ============

                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  Nine months ended
                                                          ---------------------------------
                                                          Sept. 28, 2002    Sept. 29, 2001
                                                          --------------    --------------
                                                            (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $(48,902)          $(82,385)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Cumulative effect of accounting change                       8,010                  -
   Depreciation                                                14,891             18,783
   Amortization                                                 1,715              1,917
   Goodwill impairment charge                                   8,043                  -
   Gain on repurchase of Convertible notes                    (12,581)                 -
   Impairments of long lived assets and investments             6,721              5,058
   Purchased in-process research and development                    -              3,800
   Deferred taxes                                                   -             24,338
   Amortization of premium on marketable securities             1,734                985
   Realized gain on sales of marketable securities                (75)               (13)
   Loss on sale of equipment                                        -                 46
Changes in operating assets and liabilities
      Accounts receivable                                      (2,401)            10,622
      Inventory                                                 1,653              6,526
      Prepaid expenses and other assets                         1,774             (1,797)
      Accounts payable                                             54                170
      Accrued and other liabilities                             1,109               (926)
                                                             --------           --------
Net cash used by operating activities                         (18,255)           (12,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                               (3,756)           (14,481)
Purchases of marketable securities                            (77,134)           (99,215)
Proceeds from sale of marketable securities                    74,889             84,440
Purchase of Telcom Devices, net of cash acquired                    -            (27,927)
Proceeds from sale of equipment                                     -                 35
                                                             --------           --------
Net cash used in investing activities                          (6,001)           (57,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                          108              2,434
Repayment of debt                                                (198)            (3,322)
Repurchase of Convertible notes                               (19,828)                --
Payment of capital lease obligations                              (94)              (347)
                                                             --------           --------
Net cash used by financing activities                         (20,012)            (1,235)
                                                             --------           --------

Net decrease in cash and cash equivalents                     (44,268)           (71,259)
Cash and cash equivalents at beginning of period               63,102             95,116
                                                             --------           --------
Cash and cash equivalents at end of period                   $ 18,834           $ 23,857
                                                             ========           ========

Supplemental disclosures of cash flow information:
Interest paid                                                $  2,881           $    137
Taxes paid                                                        118                  -
Acquisition of equipment under capital leases                       -                248


                             See accompanying notes.

                                 ANADIGICS, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                               SEPTEMBER 28, 2002

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company early adopted FAS 145 in accordance with the provisions of the statement. Accordingly, the gain on the repurchase of the Company's Convertible notes has been included in the loss before income taxes and cumulative effect of accounting change.

   In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of FAS 143 effective January 1, 2003. The Company is currently evaluating the impact of adoption of this statement.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of the adoption of this statement to have a material impact on its financial position, results of operations and cash flows.

2. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                        September 28, 2002     December 31, 2001
                                        ------------------     -----------------
         Raw materials                     $    5,109            $    6,095
         Work in process                       11,682                 8,963
         Finished goods                         6,299                 8,105
                                           ----------            ----------
                                               23,090                23,163
         Reserves                             (10,082)               (8,502)
                                           ----------            ----------
         Total                             $   13,008            $   14,661
                                           ==========            ==========

3. LOSS PER SHARE

   The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                            Three months ended                     Nine months ended
                                        --------------------------------     -------------------------------
                                        Sept. 28, 2002    Sept. 29, 2001     Sept. 28, 2002   Sept. 29, 2001
                                        --------------    --------------     --------------   --------------
Weighted average common shares
   outstanding used to calculate
   basic earnings per share               30,585,540        30,323,356        30,578,630        30,190,556

Net effect of dilutive securities
   based upon the treasury stock
   method using an average market
   price                                          -*                -*                -*                -*
                                          ----------        ----------        ----------        ----------
Weighted average common and
   dilutive securities outstanding
   used to calculate diluted
   earnings per share                     30,585,540        30,323,356        30,578,630        30,190,556
                                          ==========        ==========        ==========        ==========

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

   On May 20, 2002, the Company announced a voluntary stock option exchange program for eligible employees. Officers and directors were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on June 18, 2002, the Company accepted for cancellation options to purchase 838,157 shares of common stock having a weighted average exercise price of $36.90. With workforce reductions and normal attrition, options issuable as of September 28, 2002 under this program have declined to 795,292. On or about December 20, 2002, participating employees will receive one new option for each option canceled. The new options will have an exercise price equal to the closing sale price of the Company's common stock on that date and will fully vest one year thereafter.

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

                           Three months ended                     Nine months ended
                     --------------------------------      -------------------------------
                     Sept. 28, 2002    Sept. 29, 2001      Sept. 28, 2002   Sept. 29, 2001
                     --------------    --------------      --------------   --------------
Broadband               $10,263            $10,245            $30,689            $45,384
Wireless                 11,025              6,095             33,141             18,373
                        -------            -------            -------            -------
       Total            $21,288            $16,340            $63,830            $63,757
                        =======            =======            =======            =======

   The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

                               Three months ended                     Nine months ended
                         --------------------------------      -------------------------------
                         Sept. 28, 2002    Sept. 29, 2001      Sept. 28, 2002   Sept. 29, 2001
                         --------------    --------------      --------------   --------------
Europe                       $ 1,035            $ 1,634            $ 3,072            $ 8,122
Asia                           9,842              4,894             25,619             23,352
U.S.A. and Canada              9,982              6,554             33,860             20,854
Latin America                    429              3,258              1,279             11,429
                             -------            -------            -------            -------
       Total                 $21,288            $16,340            $63,830            $63,757
                             =======            =======            =======            =======

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
                                                             =======

   The following unaudited pro-forma consolidated financial information reflects the results of operations for the nine months ended September 28, 2002 and September 29, 2001, as if the acquisition of Telcom had occurred on January 1, 2001 and after giving effect to purchase accounting adjustments. The charge for purchased in-process R&D is not included in the pro-forma results, because it is non-recurring.

                                                  Nine months ended
                                           -------------------------------
                                           Sept. 28, 2002   Sept. 29, 2001
                                           --------------   --------------
Pro-forma revenue                            $  63,830        $  66,217
Pro-forma loss before cumulative
   effect of accounting change               $ (40,892)       $ (79,198)
Pro-forma net loss                           $ (48,902)       $ (79,198)

Basic and diluted loss per share:
Pro-forma loss before cumulative
   effect of accounting change               $   (1.34)       $   (2.62)
Pro-forma net loss                           $   (1.60)       $   (2.62)

6. GOODWILL, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND IMPAIRMENT

   Effective January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, "Goodwill and other intangible assets" (FAS 142). Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $2,567 is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the initial required impairment test, the Company recorded a charge for the cumulative effect of the accounting change in the amount of $8,010 ($0.26 per share) representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value as of January 1, 2002. The change modified the first quarter's previously reported net loss of $18,059 ($0.59 per share) to $26,069 ($0.85 per share).

   The Company continued to monitor fiber market conditions in light of additional job cuts and difficult prospects announced by several of its end-market customers during the third quarter. In view of these weaker market conditions, the Company evaluated its goodwill and intangible assets for potential impairment during the third quarter. As a result of that evaluation, the Company recorded a goodwill impairment charge of $8,043.

   The following table reflects unaudited pro-forma results of operations of the Company giving effect to FAS 142 as if it were adopted on January 1, 2001:

                                                   For the three, nine and twelve month periods ended
                                                   --------------------------------------------------
                                                   Sept. 29, 2001   Sept. 29, 2001  December 31,2001
                                                   --------------   --------------  ----------------
Net loss, as reported                               $    (22,399)     $   (82,385)     $  (107,120)
Add back: amortization expense, net of tax                   642            1,283            1,925
Pro-forma net loss                                  $    (21,757)     $   (81,102)     $  (105,195)

Basic and diluted net loss per share
As reported                                         $      (0.74)     $     (2.73)     $     (3.54)
Pro-forma net loss                                  $      (0.72)     $     (2.69)     $     (3.48)

7. RESTRUCTURING, IMPAIRMENT and OTHER CHARGE

   During the third quarter of 2002, the Company recorded charges for asset impairments, impairment on investments and for restructuring and other charges of $3,087, $390 and $2,286, respectively. The asset impairment charge of $3,087 related to the writeoff of certain manufacturing and research equipment, leasehold improvements and certain technology licenses that are no longer used in the ongoing activities of the business. The charge for impairment on investments was recorded on a private-equity investment following an evaluation that indicated the carrying value of such investment exceeded its estimated fair market value. The restructuring and other charges were for facilities consolidation costs and for severance and related benefit costs of workforce reductions.

   Combined with the charges recorded in the first quarter of 2002, the Company's charges for asset impairments, impairment on investments and restructuring and other charges during the nine month period ended September 28, 2002 were $6,331, $390 and $5,001, respectively. The restructuring and other charges include $1,628 for severance and related benefits of workforce reductions. The workforce reductions eliminated approximately 83 positions throughout the Company to whom approximately $557 of benefits were paid through September 28, 2002.

   During the second quarter of 2002, we further evaluated our fixed assets held for sale ($1,000) against weak resale markets and identified certain alternative uses internally. Following our evaluation, these assets, formerly classified in other current assets as held for sale, were placed into service and depreciation resumed. During the nine months ended September 29, 2001, we recorded asset impairment and restructuring and other charges of $5,306 and $2,095, respectively.

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

9. LONG-TERM DEBT AND GAIN ON REPURCHASE OF CONVERTIBLE NOTES

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

   During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the Convertible notes for $20,365 in cash, inclusive of accrued interest of $537. The Company recognized a gain on the repurchase of $12,581 after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs. In accordance with the provisions of FAS 145, the gain on repurchase has been included in the loss before income taxes and cumulative effect of accounting change.

                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth the unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                   Three months ended                     Nine months ended
                                              --------------------------------     ------------------------------
                                              Sept. 28, 2002    Sept. 29, 2001     Sept. 28, 2002  Sept. 29, 2001
                                              --------------    --------------     --------------  --------------
                                                         (unaudited)                         (unaudited)

Net sales                                          100.0%           100.0%           100.0%           100.0%
Cost of sales                                       99.7            111.4             92.5            102.9
                                                   -----           ------            -----           ------
Gross profit (loss)                                  0.3            (11.4)             7.5             (2.9)
Research and development expenses                   35.6             58.0             35.8             46.3
Selling and administrative expenses                 25.7             42.1             25.7             32.8
Restructuring and other charges                     10.7             34.9              9.8             11.6
Asset impairment charges                            14.5                -              7.9                -
Goodwill impairment charge                          37.8                -             12.6                -
Purchased in-process R&D                               -                -                -              6.0
                                                   -----           ------            -----           ------
Operating loss                                    (124.0)          (146.3)           (84.4)           (99.5)


Interest income                                      7.2              9.3              7.8              8.8
Interest expense                                    (6.1)            (0.1)            (6.6)            (0.2)
Impairment on investments                           (1.8)               -             (0.6)               -
Gain on repurchase of Convertible notes             59.1                -             19.7                -
Other income (expense)                                 -                -                -             (0.1)
                                                   -----           ------            -----           ------
Loss before income taxes and cumulative
 effect of accounting change                       (65.7)          (137.1)           (64.1)           (91.0)
Provision for income taxes                             -                -                -             38.2
                                                   -----           ------            -----           ------
Loss before cumulative effect
 of accounting change                              (65.7)          (137.1)           (64.1)          (129.2)
Cumulative effect of accounting change                 -                -            (12.5)               -
                                                   -----           ------            -----           ------
Net loss                                           (65.7%)         (137.1%)          (76.6%)         (129.2%)
                                                   =====           ======            =====           ======

     NET SALES. Net sales during the third quarter of 2002 increased 30.3% to $21.3 million from $16.3 million in the third quarter of 2001. For the nine months ended September 28, 2002, net sales were $63.8 million, consistent with the net sales of $63.8 million for the nine months ended September 29, 2001.

   Sales of integrated circuits for Wireless applications increased 80.9% during the third quarter of 2002 to $11.0 million from $6.1 million in the third quarter of 2001. For the nine months ended September 28, 2002, net sales of integrated circuits for Wireless applications increased 80.4% to $33.1 million from $18.4 million in the nine month period ended September 29, 2001. The increase in sales of integrated circuits for Wireless applications in both the quarter and nine month periods was primarily due to the increase in sales of our CDMA power amplifier modules. The net sales in 2001 were predominantly derived from TDMA power amplifiers.

   Sales of integrated circuits for Broadband applications were unchanged during the third quarter of 2002 at $10.2 million. For the nine months ended September 28, 2002, net sales of integrated circuits for Broadband applications decreased 32.4% to $30.7 million from $45.4 million in the nine month period ended September 29, 2001. The nine month decrease is attributable to the decrease in demand from cable applications, particularly for our reverse amplifiers used in digital set-top boxes and cable modems. The decrease in demand was attributable to particular market strength in early 2001.

   The shift in the geographic distribution of sales is due to a mix shift in Wireless to the U.S.A. and Canada in 2002 versus a more balanced distribution in 2001.

   Generally, selling prices for same product sales were lower during 2002 compared to 2001.

     GROSS MARGIN. Gross margin during the third quarter of 2002 increased to 0.3% from (11.4%) in the third quarter of 2001. For the nine months ended September 28, 2002, gross margin increased to 7.5% from (2.9%) for the nine months ended September 29, 2001. The third quarter of 2002 includes an inventory charge of $2.2 million for defective raw materials purchased from a former supplier that has ceased operations. Gross margin for the nine months ended 2002 includes net charges of $1.7 million whereas the same period for 2001 included inventory charges of $11.1 million. The third quarter improvement in adjusted gross margin (adjusted for the aforementioned inventory charges) in 2002 was primarily due to the increase in revenues, higher production and consequent absorption of fixed costs, as well as cost reductions in the expense base. The nine month decrease in adjusted gross margin (adjusted for inventory charges) stems primarily from a shift in product revenues from broadband into wireless.

     Research and Development. Company sponsored research and development expense decreased 20.0% during the third quarter of 2002 to $7.6 million from $9.5 million during the third quarter of 2001. Company sponsored research and development expense decreased 22.5% during the nine month period ended September 28, 2002 to $22.9 million. The decrease in both the quarter and nine months in 2002 was primarily attributable to our to cost reductions initiatives implemented in 2001 and early 2002 and our narrower focus on specific fiber-related projects. As a percentage of sales, research and development expense decreased to 35.6% in the third quarter of 2002 from 58.0% in the third quarter of 2001 and 35.8% and 46.3% in the nine months of 2002 and 2001, respectively.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 20.5% during the third quarter of 2002 to $5.5 million from $6.9 million in the third quarter of 2001 and early 2002. The decrease in selling and administrative expenses during 2002 was primarily due to lower compensation and departmental spending following our restructuring initiatives of 2001 and the elimination of goodwill amortization. As a percentage of sales, selling and administrative expenses decreased to 25.7% in the third quarter of 2002 from 42.1% in the third quarter of 2001. Selling and administrative expenses decreased 21.5% during the nine month period ended September 28, 2002 to $16.4 million from $20.9 million in the nine month period ended September 29, 2001. As a percentage of sales, selling and administrative expenses decreased to 25.7% during the nine month period ended September 28, 2002 from 32.8% in the nine month period ended September 29, 2001.

    ASSET AND INVESTMENT IMPAIRMENT CHARGES AND RESTRUCTURING AND OTHER CHARGES. During the third quarter of 2002, we recorded charges of $3.1 million for asset impairments, $0.4 million for impairment on investments and $2.3 million for restructuring and other charges. The asset impairment charge related to the writeoff of certain manufacturing and research equipment, leasehold improvements and certain technology licenses that are no longer used in the ongoing activities of the business. The charge for impairment on investments was recorded on a private-equity investment following an evaluation that indicated the carrying value of such investment exceeded its estimated fair market value. The restructuring and other charges were for facilities consolidation and for severance and related benefit costs of workforce reductions. In the nine months ended September 28, 2002, our charges for asset impairments, impairment on investments and restructuring and other charges were $6.3, $0.4 and $5.0 million, respectively. The anticipated annual benefit from these charges is expected to approximate $10.3 million. The restructuring and other charges include $1.6 million for severance and related benefits of workforce reductions. The workforce reductions eliminated approximately 83 positions throughout the Company to whom approximately $0.5 million of benefits were paid through September 28, 2002. During the second quarter, 2002, we identified certain alternative internal uses for fixed assets previously held for sale ($1.0 million). The assets, formerly classified in other current assets as held for sale, were placed into service and depreciation resumed. During the nine months ended September 29, 2001, we recorded charges of $5.3 million for asset impairments and $2.1 million for restructuring and other charges.

    GOODWILL IMPAIRMENT CHARGE. We continued to monitor fiber market conditions in light of additional job cuts and difficult prospects announced by several of our end-market customers during the third quarter. In view of these weaker market conditions, we evaluated our goodwill and intangible assets for potential impairment during the third quarter. As a result of that evaluation, we recorded a goodwill impairment charge of $8.0 million.

     INTEREST INCOME. Interest income remained unchanged for the third quarter of 2002 at $1.5 million. The lower interest rates environment in 2002 was offset by our higher level of invested funds. Interest income decreased 11.4% during the nine month period ended September 28, 2002 to $5.0 million from $5.6 million in the nine month period ended September 29, 2001. The decrease was due to the lower interest rates.

     INTEREST EXPENSE. During the third quarter of 2002, we incurred $1.3 million in interest expense on the outstanding balance of our 5% Convertible notes. Interest expense increased during the nine month period ended September 28, 2002 to $4.2 million from $0.1 million in the nine month period ended September 29, 2001.

     GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During the third quarter of 2002, we repurchased and retired $33.3 million in principal amount of our 5% Convertible notes for $20.4 million in cash, inclusive of accrued interest of $0.5 million. We recognized a gain on the repurchase of $12.6 million after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

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

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("FAS") No 142, "Goodwill and other intangible assets". Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $2.6 million is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, we recorded a charge for the cumulative effect of the accounting change in the amount of $8.0 million representing the excess of the carrying value of a reporting unit as compared to its estimated fair value.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 28, 2002, we had $18.8 million in cash and cash equivalents and $137.7 million in marketable securities. We had $66.7 million of interest-bearing debt outstanding as of September 28, 2002. These figures reflect the repurchase and retirement of $33.3 million of our Convertible notes during the third quarter of 2002.

   Operating activities used $18.3 million in cash during the nine month period ended September 28, 2002. Investing activities, which consisted of purchases of plant and equipment of $3.8 million and the net purchases of marketable securities of $2.2 million, used $6.0 million of cash during the nine month period ended September 28, 2002. Financing activities, which primarily consisted of the repurchase of $33.3 million in principal value of our 5% Convertible notes, used $20.0 million during the nine month period ended September 28, 2002.

   As of September 28, 2002, we had purchase commitments of approximately $1.2 million of equipment, furniture and leasehold improvements. We may, from time to time, seek to repurchase our outstanding debt and/or equity securities through open market purchases, privately negotiated transactions or otherwise.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. We early adopted FAS 145 in accordance with the provisions of the statement. Accordingly, the gain on the repurchase of our Convertible notes has been included in the loss before income taxes and cumulative effect of accounting change.

   In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. We are required to adopt the provisions of FAS 143 effective January 1, 2003. We are currently evaluating the impact of adoption of this statement.

   In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. We do not expect the impact of the adoption of this statement to have a material impact on our financial position, results of operations and cash flows.

RISKS AND UNCERTAINTIES

   Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customers' forecasts of product demand, timely product and process development and protection of the associated intellectual property rights, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly and test services needed for production of integrated circuits, change in economic conditions of the various markets we serve, as well as the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 2001 and the Registration Statement on Form S-3 (Registration No. 333-75040). These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.

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


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

   The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14 under the Securities Exchange Act of 1934, as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

Changes in internal controls.

   There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         Exhibit 99.1 Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.  Reports on Form 8K

         Reports on Form 8-K during the quarter ended September 28, 2002.  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ANADIGICS, INC.


                                      By:    /s/ Thomas C. Shields
                                             --------------------------------
                                             Thomas C. Shields
                                             Senior Vice President
                                             and Chief Financial Officer


Dated: November 1, 2002

                                  CERTIFICATION

I, Bami Bastani, certify that:

I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;

Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant (ANADIGICS, Inc.) as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")

     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls

     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 1, 2002

                                      By:    /s/ Bami Bastani
                                             --------------------------------
                                             Bami Bastani
                                             President and
                                             Chief Executive Officer

                                  CERTIFICATION

I, Thomas Shields, certify that:

I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;


Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant (ANADIGICS, Inc.) as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")

     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls

     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 1, 2002
                                           By:  /s/ Thomas C. Shields
                                                --------------------------------
                                                Thomas C. Shields
                                                Senior Vice President
                                                and Chief Financial Officer