Form 10-K
period 2002-12-31
ANADIGICS INC
filed 2003-03-03
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                22-2582106
    --------------------------------     -----------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


              141 Mt. Bethel Road
              Warren, New Jersey                                07059
    ---------------------------------------            ----------------------
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

        The above securities are registered on the NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 29, 2002 was approximately $252 million, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date.

The number of shares outstanding of the Registrant's common stock as of February 21, 2003 was 30,674,033.

Documents incorporated by reference: Definitive proxy statement for the registrant's 2003 annual meeting of shareholders (Part III).

                                TABLE OF CONTENTS
                                -----------------

PART I

Item 1:     Business                                                                  3

Item 2:     Properties                                                               16

Item 3:     Legal Proceedings                                                        17

Item 4:     Submission of Matters to a Vote of Security Holders                      17


PART II

Item 5:     Market for Registrant's Common Equity and Related Stockholder Matters    18

Item 6:     Selected Financial Data                                                  18

Item 7:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    19

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk               24

Item 8:     Financial Statements and Supplementary Data                              26

Item 9:     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                     43


PART III

Item 10:    Directors and Executive Officers of the Registrant                       43

Item 11:    Executive Compensation                                                   43

Item 12:    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                              43

Item 13:    Certain Relationships and Related Transactions                           43

Item 14:    Controls and Procedures                                                  43


PART IV

Item 15:    Exhibits, Financial Statement Schedules and Reports on Form 8-K          43

PART 1

ITEM 1. BUSINESS.


Background and Developments

        ANADIGICS, Inc. (the "Company") was incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

        Our markets weakened substantially during 2001 and remained weak in 2002. With the well-publicized deterioration in the telecommunications industry, we experienced a substantial decline in demand for our products. The downturn in broadband demand resulted from a reduction in capital spending by many of our customers and lower end-consumer demand and was accentuated in 2001 by high component inventories at many of our customers, including components that we previously supplied. While demand for our wireless products was substantially down in 2001 primarily due to lower demand for TDMA products, customer demand for our wireless products increased in 2002 resulting from greater demand for our CDMA products. Consequently, our revenues declined from $172.3 million in 2000 to $84.8 million in 2001 and $82.6 million in 2002, and we reported a net loss of $55.9 million for 2002. As of December 31, 2002, we had an accumulated deficit of $164.1 million.

Overview

         ANADIGICS, Inc. designs and manufactures radio frequency integrated circuit (RFIC) solutions for the wireless and broadband communications markets. Our high frequency RFIC products enable manufacturers of communications equipment to enhance overall system performance and reduce manufacturing cost and time to market.

         In the wireless market, we focus on wireless handsets and wireless infrastructure applications for transmission in the cellular (800 to 900 MHz) and personal communications systems (PCS) (1800 to 1900 MHz) bands. In the broadband markets, our focus is on applications for cable subscriber products, cable infrastructure systems, and fiber optic communications systems. We believe we have a competitive advantage due to our design, development and applications expertise, our superior compound semiconductor technologies, our high-volume, low-cost state-of-the-art manufacturing processes and expertise, and our strong working relationships with leading original equipment manufacturers (OEMs).

         We design, develop and manufacture RFICs primarily using Gallium Arsenide (GaAs) compound semiconductor substrates with various process technologies: Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT).

         The quality and reliability of our products results from a comprehensive design, characterization, qualification, and robust manufacturing process. In addition to the design team located at our corporate headquarters in Warren, New Jersey, we operate development centers in Richardson, Texas, Newbury Park, California and Aalborg, Denmark.

         Our design and applications engineering staff is strategically active and engaged with customers during all phases of design and production. This strategy helps our customers streamline their design process and time to market, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         We have two company-owned fabrication facilities ("fabs") - a state-of-the-art six-inch diameter analog GaAs fab located at our corporate headquarters in Warren, New Jersey, and a two-inch diameter InP fab located in Camarillo, California. Our six-inch wafer fab allows us to produce, at a small incremental cost, more than twice the RF die per wafer compared with the current industry norm four-inch wafer. We believe our strong manufacturing fabrication capability, combined with extensive management expertise and innovative product designs allows us to quickly develop and manufacture products in line with market and customer requirements.

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

         Wireless communications are growing rapidly and replacing landline telephone services in mature markets and are being built in lieu of landline services in other emerging markets. Worldwide unit sales by OEMs of cellular/PCS wireless handsets were approximately 395 million in 2002.

         Broadband markets are also benefiting from technological changes. Cable television systems are moving from one-way analog signal distribution systems to interactive digital systems offering increased and new video content, Internet connection services and telephony. We estimate that approximately 14 million digital cable television (CATV) set-top boxes were produced in 2002. The production of cable modems, which allow high-speed Internet access through the cable network, was approximately 9 million units in 2002. The continued build out of the cable infrastructure network required a production of approximately
2.5 million line extenders, systems amplifiers and fiber nodes.

         Activity in broadband fiber optic networks is being driven by demand from Internet and corporate users for high-speed data transfer capability and the resultant demand for Internet, Local Area Networks (LAN), Metropolitan Area Networks (MAN), and Storage Area Networks (SAN).

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

The GaAs Advantage

         Through our research and development efforts, we have developed expertise in producing cost-effective GaAs-based RFICs for high-volume commercial applications. These circuits offer the performance attributes required for radio frequency/microwave applications that are not easily obtainable with silicon-based integrated circuits. GaAs transistors can operate at frequencies greater than silicon transistors, and therefore can handle the requirements of radio frequency/microwave applications. GaAs RFICs have a lower noise figure than silicon-based integrated circuits, providing increased sensitivity, less distortion and interference and better dynamic range, thereby enabling systems to handle a wide range of signal strengths. GaAs is a semi-insulating material that facilitates integration of the passive components required in radio frequency/microwave applications. Finally, GaAs RFICs used in transmitter applications are more power-efficient than silicon-based circuits, allowing for longer battery life or use of smaller batteries.

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

         Be First-to-Market with Proprietary Value-Added Products

         We intend to continue to design timely, cost-effective RFIC solutions for our target markets. In developing prototypes, the combination of an experienced engineering staff, a "quick-turn" wafer fabrication facility, the flexibility of using both in-house and contracted product assembly, and a world class product testing process allow us to develop parts and be ready for customer evaluation in less than one month. This design efficiency contributes to customer satisfaction and allows us to improve product designs rapidly for manufacturing efficiency.

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

         Our RFIC products are used in handsets where small size, multi-band operation and low power consumption are key features. Currently in the United States, the two primary digital air interface communications standards are Code Division Multiple Access (CDMA) and Time Division Multiple Access (TDMA). A third standard, Global System for Mobile communication (GSM), is the most widely deployed digital standard in the rest of the world, with a high degree of deployment in Europe and Asia and increasing deployment in North America. We currently offer and continue to bring to market an array of products for both the handset and infrastructure markets for each of these major air interface standards.

         We have developed single-band/dual-mode, dual-band/tri-mode InGaP HBT power amplifier (PA) modules for the CDMA and GSM standards. InGaP HBT module technology offers high efficiency, low power consumption and stability over a range of temperatures, as well as a lower total solution cost allowing our customers to build the transmitter section of the wireless handset more easily and quickly by reducing design complexity and component counts.

         Our principal customers in the wireless market are Sony-Ericsson ("Ericsson"), which accounted for 44%, 25%, and 7% of our total net sales during 2000, 2001, and 2002, respectively, and Kyocera Wireless Corporation, which accounted for 11% and 35% of our total net sales in 2001 and 2002, respectively. No other customer in this market accounted for more than 10% of net sales in 2000, 2001 or 2002.

         The following table sets forth information regarding our principal products in the wireless communications market:


            Product                                                        Application
            Handset Products

            o  Power Amplifier (PA)                        Used in RF transmit chain of wireless handset to amplify
               monolithic microwave integrated             signal to base station. Consists essentially of GaAs MESFET
               circuits (MMICs)                            PA die in plastic package with metal contacts. Used
                                                           primarily in TDMA handsets

            o  Single-band PA module                       Encapsulates InGaP HBT PA die and certain passive
                                                           components in multi-layer laminate module. Used primarily in
                                                           CDMA handsets

            o  Dual-band PA module                         Encapsulates two InGaP HBT PA die, CMOS bias control chip, and certain passive components in multi-layer laminate
                                                           module. Used primarily in GSM handsets

            o  PowerPlexer(TM)                             Encapsulates two InGaP HBT PA die, CMOS, bias control chip, antenna switch, coupler, harmonic filter and passives in
                                                           multi-layer laminate module. Used in GSM handsets

            o  RF Switches                                 Used in wireless handsets and other wireless applications to switch between receive and transmit modes and multiple frequency bands


          Infrastructure Products

            o  Driver Amplifiers                           Used in cellular base stations in the transmit chain

            o  Gain Blocks                                 Used in cellular base stations in the transmit chain


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

         The principal customers in the cable and broadcast markets are Motorola, Inc., which represented 26%, 32%, and 23% of total net sales in 2000, 2001, and 2002, respectively, and Scientific-Atlanta, Inc., which represented less than 10% of our total net sales in each of those years. No other customer in this market accounted for more than 10% of net sales in 2000, 2001 or 2002.

         The following table sets forth information regarding our principal products in the cable television/cable modems market:


         Product                                                   Application
         Subscriber Products:
            o  Upconverters                                Used in set-top box double conversion video tuners and cable
            o  Downconverters                              modem data tuners

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

         o Upgrades of existing telecommunication and data communication systems with fiber optic systems; and

         o        Expected build outs to Metropolitan Area Networks (MAN)


         Fiber optic communication systems use low-loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Most telecommunication networks today are based on Synchronous Optical Network (SONET) (United States and Japan) or SDH (Europe) standards, which require high sensitivity, high bandwidth, and wide dynamic range receivers. Fiber optic data communications systems use either Gigabit Ethernet or Fibre Channel standards to achieve high-speed data transfer. The Gigabit Ethernet standard has emerged as the most widely used in LAN environments, as it addresses the need for short distance, high speed transfers of large volumes of information. The Fibre Channel and emerging 2x Fibre Channel standards have become the most widely used in SAN environments.

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

         For data communications receivers and transceivers, we sell short wavelength (850 nanometer) monolithically-integrated metal-semiconductor-metal photodiode and transimpedance amplifiers (MSM-TIAs) and long wavelength (1300 nanometer) positive-intrinsic-negative photodiodes and transimpedance amplifiers (PIN TIAs) for the Gigabit Ethernet and Fibre Channel standards.

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

         No single customer in the fiber optic market is responsible for more than 10% of net sales in 2000, 2001, or 2002. The following table sets forth information regarding our principal products in the fiber optic market:


         Product                                            Application
         Fiber Optic Products:
            o  Transimpedance amplifiers                   Used in the receivers or transceivers of a telecom fiber optic link to amplify the signal received

            o  Limiting amplifiers                         Used in the receivers or transceivers of a telecom fiber optic link to provide a voltage limited output

            o  Metal semiconductor metal                   Used in the transceiver of a datacom fiber optic link to detect
               transimpedance amplifiers                   and amplify short wavelength optical signals
               (MSM-TIA)

            o  Integrated Detector Preamp(IDP)             Used in the transceiver of a datacom fiber optic link to detect
               transimpedance amplifiers                   and amplify long wavelength optical signals
               (PIN-TIA)

            o  Photodiodes                                 Long wavelength detectors for SONET/SDH receivers

            o  Light-Emitting Diodes (LEDs)                Long wavelength emitters



Marketing, Sales, Distribution and Customer Support

         We primarily sell our products directly to our customers worldwide. We have developed close working relationships with leading companies in the broadband and wireless communications markets. Additionally, we selectively use independent manufacturers' representatives and Richardson Electronics, a worldwide distributor, to complement our direct sales and customer support efforts and in 2002 we continued to evaluate, upgrade and expand our sales representative organization. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

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

         Our policy is to provide our customers with applications engineering support at our customers' design locations and factories throughout the world, generally within 48 hours of a customer request. Our sales are made pursuant to customer purchase orders.

Manufacturing, Assembly and Testing

         Manufacturing

         We fabricate substantially all of our integrated circuits in our six-inch diameter GaAs wafer fab in Warren, New Jersey and in our two-inch diameter InP fab in Camarillo, California.

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

         Our manufacturing process technology includes our two-inch InP process in Camarillo. InP applications for discrete active devices are widespread in communications networking, making it the natural starting place for wholesale integration of passive devices for a complete system on a chip. As a semiconductor material, InP can provide all-in-one integrated functionality that includes light generation, detection, amplification, high-speed modulation and switching, as well as passive splitting, combining and routing. The same material can be used to make high-speed modulators, switches, amplifiers and detectors, or just passive waveguides for interconnecting these diverse devices.

         Assembly

         Fabricated GaAs wafers are shipped to contractors in Asia for packaging into monolithic microwave integrated circuits (MMICs) or for assembly into modules.

         The components within mobile phones have become increasingly integrated, enabling the development of ever smaller, lighter, and more efficient phones. However, integration in the RF subsystem at the IC level is considerably more challenging, given that various components require different manufacturing processes for optimal performance. Typical RF processes include pHEMT, MESFET, HBT, and RF CMOS. The choice of process for various RFICs is typically based on a trade-off between performance (often measured by efficiency and linearity) and cost. In general, the process selection will depend on the relative weight given to performance versus cost. In low-end phones, cost will dominate, and less-efficient, less-costly components will be used. On the other hand, in high-end phones, the weight will shift to better performance.

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

         We believe that a module approach (rather than MMIC) results in our customers getting their product to market more rapidly at a lower overall end-product cost to our customers due largely to the reduced parts count and reduction in engineering effort by our customers. We believe ANADIGICS is one of the best-positioned companies to capitalize on the shift toward multi-chip modules because we possess both extensive process breadth (a key advantage, as modules typically incorporate numerous process technologies) and a large portfolio of RF components (e.g., PAs, transceivers, filters, and discretes).

         Final Test

         After assembly, packaged integrated circuits are tested prior to shipment to our customers. Increasingly, these test activities are being performed by third party contractors in Southeast Asia.

          In early 2002, we announced an agreement with Universal Communications, Inc. ("UCOMM") for outsourcing a majority of our production RF testing operations. Under the agreement, the production RF testing operation will be transferred closer to our module assembly contractors in Southeast Asia, which will add considerable efficiencies to the device manufacturing process and further reduce product cycle times and manufacturing costs.

         In line with our procedure of 100% RF testing of all parts before shipping, the majority of production testing is now performed by UCOMM. This agreement supports our initiative to reduce manufacturing costs by lowering test cost per unit.

         See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes," "The manufacturing of our products could be delayed as a result of the outsourcing of our test operations" and "We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment."

Raw Materials

         GaAs wafers, InP wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our integrated circuits are available from a limited number of sources. See "Risk Factors - Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments."

Research and Development

         We have made significant investments in our proprietary processes, including product design, wafer fabrication and integrated circuit testing, which we believe gives us a competitive advantage. Research and development expenses were $39.8 million, $37.8 million, and $29.7 million in 2000, 2001, and 2002, respectively. InGaP HBT process and circuit development were completed in 2000, complementing our GaAs MESFET technology base. Our research and development efforts in 2001 were primarily focused on developing high yield, low cost, high volume production of InGaP HBT integrated circuit products for the wireless and broadband communications markets. In 2002, development activities focused on improving performance relative to the size of our CDMA products and developing products to compete in the GSM market. Our HBT process uses the more advanced technique of InGaP emitter layers, which gives our products enhanced temperature stability and increased reliability.

         As of December 31, 2002, we had approximately 120 engineers assigned primarily to research and development.

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

Employees

         As of December 31, 2002, we had 454 employees, including five employees in Denmark who were members of the Danish Engineering Union. We believe our labor relations to be good and we have never experienced a work stoppage. During the year, our workforce decreased by 103 employees primarily through restructurings.

Competition

         Competition in all of the markets for our current products is intense; competition is on the basis of performance, price and delivery. Competitors in the wireless market are suppliers of both discrete devices and integrated circuits, and include Hitachi, Ltd., RF Micro Devices, Inc.,and Skyworks Solutions, Inc. and certain of our customers who design and fabricate their own in-house solutions.

         Within the Broadband markets, which include cable and broadcast and fiber optic markets, our competitors are also primarily manufacturers of both discrete components and integrated circuits. Our competitors include Analog Devices, Inc., Applied Micro Circuits Corp., Conexant Systems, Inc., Maxim Integrated Products, Inc., Microtune, Inc., Phillips Electronics N.V. and Vitesse Semiconductor Corp., as well as certain of our customers who design and fabricate their own in-house solutions.

         Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Increased competition could adversely affect our revenue and profitability through price reductions or reduced demand for our products. See "Risk Factors - We face intense competition, which could result in a decrease in our products' prices and sales."

Patents, Licenses and Proprietary Rights

         It is our practice to seek U.S. and foreign patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. We own 27 U.S. patents and have pending U.S. patent applications and one pending foreign patent application filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1988 and 2002 and will expire between 2008 and 2021.

         We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We have also entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. See "Risk Factors - We may not be successful in protecting our own intellectual property rights or in avoiding claims that we infringed on the intellectual property rights of others."


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

Available Information

         Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (WWW.ANADIGICS.COM) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

      *******************************************************************

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

                           Risks Related to ANADIGICS

After we experienced a significant downturn in demand across each of our product lines in 2001, our revenues declined significantly during 2001 and decreased marginally in the year ended December 31, 2002, resulting in net losses for each of the years ended December 31, 2001 and 2002.

         Our markets weakened substantially during 2001 and remained weak in 2002. The market softness results from a reduction in capital spending by many of our customers and lower end-consumer demand and was accentuated in 2001 by high component inventories at most of our customers, including components that we previously supplied. Consequently, our revenues declined from $172.3 million in 2000 to $84.8 million in 2001 to $82.6 million in 2002. For the year ended December 31, 2002, we reported a net loss of $55.9 million, including charges for goodwill impairment, cumulative effect of an accounting change, asset impairments and restructuring and other charges totaling $30.1 million, as well as a $12.6 million gain on the repurchase of convertible notes and a $4.3 million tax benefit from tax loss carrybacks. As of December 31, 2002, we had an accumulated deficit of $164.1 million.

         We cannot accurately predict whether or when demand will strengthen across our product lines. If we are unable to reverse the recent trend of revenue declines and net losses, either because the economy does not improve or because we under-perform, our ability to compete in a very difficult market may be materially and adversely affected.

Our high fixed costs and low production volumes have adversely affected our gross margins and profitability.

         Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, reduced demand for our products causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. In the future, improved utilization of our manufacturing capacity will primarily depend on growth in demand for our wireless products. Our ability to reduce expenses is further constrained because we must continue to invest in research and development in order to maintain our competitive position. Lower production volumes have resulted in depressed gross margin relative to 2000; for the year ended December 31, 2002, our gross margin was 8.8% of net sales as compared with 48.1% of net sales in the year ended December 31, 2000. We cannot accurately predict if or when production volumes will increase.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue.

         We receive most of our revenues from a few significant customers and their subcontractors. Sales to Ericsson and Motorola accounted for 44% and 26%, respectively, of 2000 net sales. Sales to Motorola, Ericsson and Kyocera accounted for 32%, 25% and 11%, respectively of net sales during 2001. Sales to Kyocera and Motorola accounted for 35% and 23%, respectively, of 2002 net sales. No other customer accounted for greater than 10% of net sales during these periods. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose Kyocera, Motorola or another major customer, or if sales to Kyocera, Motorola or another major customer were to decrease materially, results of operations would be materially and adversely affected.

         Several of our customers have reduced the lead times that they give us when they order products from us. While this trend has enabled us to reduce our inventories, it also restricts our ability to forecast future revenues.

Our results of operations can vary significantly.

         The semiconductor industry has been cyclical and seasonal. The industry has experienced significant economic downturns, involving diminished product demand, accelerated erosion of average selling prices and production over-capacity. Our results of operations have been subject to significant quarterly fluctuations. As a result, we may experience substantial period-to-period fluctuations in future operating results. Investors should not rely on our results of operations for any previous period as an indicator of what results may be for any future period.

Our announced restructuring may have insufficiently addressed market conditions.

         In 2001 and 2002, we announced restructuring plans in response to a sharp downturn in our industry. Under our restructuring plans, we have incurred charges relating to a reduction in our workforce, impairment of certain manufacturing and research fixed assets, and the consolidation of facilities. From January 1, 2001 to December 31, 2002, our workforce was reduced by over 30%, primarily through restructuring initiatives. We may have incorrectly anticipated the extent of the long-term market decline for our products and services and we may be forced to restructure further or may incur further operating charges due to poor business conditions.

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

         o        contamination of the manufacturing environment; and

         o        equipment failure.

         Many of our manufacturing costs are relatively fixed and average selling prices for our products tend to decline over time. Therefore, it is critical for us to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. We cannot assure you that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations and financial condition could be materially and adversely affected.

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

         We outsource most of the testing of certain of our products to a company located in Southeast Asia. The failure of the vendor we selected or other third parties to maintain our standards of testing or complete the testing of our products in a timely manner, could subject us to manufacturing delays which could have a material adverse effect on our results of operations and financial condition. We also test some of our products internally.

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

         Most of our current and potential competitors, including Hitachi Ltd., Maxim Integrated Products Inc., Microtune Inc., Motorola, RF Micro Devices Inc. and Skyworks Solutions, Inc. have significantly greater financial, technical, manufacturing and marketing resources than we do. We cannot assure investors that we will be able to compete successfully with existing or new competitors.

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

         Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for 60%, 63% and 47% of our net sales for the years ended December 31, 2000, 2001 and 2002, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of our net sales.

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

         As part of our strategy, we will selectively pursue acquisitions and alliances. Our ability to complete acquisitions or alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could materially adversely affect our operating results, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies. We can not assure investors that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. Future acquisitions or alliances could result in additional debt, equity, costs and contingent liabilities, all of which could materially adversely affect our results of operations and financial condition. Any such additional debt could subject us to substantial and burdensome covenants and any such equity could be materially dilutive to existing stockholders. The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management. If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our ability to offer our products could be materially harmed.

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

         The lessor on the lease for our headquarters building in Warren, New Jersey is currently the debtor in a bankruptcy proceeding which commenced in December 2001. During the fourth quarter of 2001, we recognized special charges relating to this proceeding. No assurance can be given that we will not incur any additional charges associated with this proceeding.

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

         In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other non-patented proprietary information relating to our product development and manufacturing activities, which we seek to protect, in part, by confidentiality agreements with our collaborators and employees. We cannot assure investors that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.


ITEM 2. PROPERTIES.

         Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, all of which are located in the same industrial park. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty year lease expiring on December 31, 2016. Approximately 92,500 square feet of office and laboratory space is leased at 35 Technology Drive in Warren, New Jersey under a twelve-year lease, which expires on May 1, 2005. Over half of the space at 35 Technology Drive has been sublet in order to reduce costs. Additionally, we lease an approximately 22,000 square foot building in Camarillo, California. The lease expires on July 31, 2003; however the term may be extended up to three times for additional two year periods.

         We also lease approximately 5,400, 5,800, 3,500 and 6,500 square feet of office space located in Richardson, Texas; Newbury Park, California; Aalborg, Denmark; and Rehovot, Israel, respectively, under lease agreements with remaining terms ranging from ten months to four years that can be extended, at our option. The space in Rehovot, Israel has been sublet in order to reduce costs.

         The lessor on the lease for our headquarters building in Warren, New Jersey, is currently the debtor in a bankruptcy proceeding, which commenced in December 2001. During the fourth quarter of 2001, we recognized special charges relating to this proceeding. No assurance can be given that we will not incur any additional charges associated with this proceeding.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a party to litigation arising out of the operation of its business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our $0.01 par value Common Stock, ("Common Stock") has been quoted on the NASDAQ National Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following our initial public offering of our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for our Common Stock.
                                                           HIGH       LOW
                                                         ---------  ---------

Calendar 2002
Fourth Quarter......................................   $    4.18   $    1.59
Third Quarter.......................................        8.20        2.00
Second Quarter......................................       13.61        6.60
First Quarter.......................................       16.29        9.40

Calendar 2001
Fourth Quarter......................................   $   21.05   $   11.15
Third Quarter.......................................       21.90       10.22
Second Quarter......................................       25.38       10.62
First Quarter.......................................       19.69       10.50


         As of December 31, 2002, there were 30,674,033 shares of Common Stock outstanding and 328 holders of record of the Common Stock.

         We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.


                                                        YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       1998        1999       2000        2001        2002
                                     ---------  ----------  ---------   ---------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS
Net sales..........................  $  86,075  $ 131,159   $ 172,268   $  84,765    $ 82,564
Gross profit (loss)................     19,847     55,339      82,797      (2,932)      7,262
Operating (loss) income............    (19,029)     7,030      16,796     (85,986)    (65,565)
(Loss) income before income taxes..    (16,733)     3,398      28,596     (82,782)    (52,183)
Net (loss) income..................     (9,558)     2,588      18,892    (107,120)    (55,886)

(Loss) earnings per share:
  Basic............................  $   (0.43) $    0.11   $    0.64   $   (3.54)    $ (1.83)
  Diluted .........................  $   (0.43) $    0.10   $    0.60   $   (3.54)    $ (1.83)




                                                               AT DECEMBER 31,
                                              -----------------------------------------------
                                                1998      1999      2000      2001     2002
                                              --------  --------  --------  -------- --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Total cash and marketable securities........  $ 42,396  $171,751  $166,161 $200,095   $155,518
Working capital.............................    57,123   176,322   179,987  132,062    110,151
Total assets................................   154,098   317,610   352,473  346,914    255,671
Total capital lease obligations.............       412       183       250       94       -
Total debt..................................     5,000     4,000     3,000  100,244     66,700
Total stockholders' equity..................   137,807   276,649   328,832  226,636    171,088


         We acquired Telcom Devices Corp. on April 2, 2001 and accounted for that transaction as a purchase. Accordingly, their results of operations are included in ANADIGICS' consolidated results of operations from the date of purchase.

         The balance sheet data reflects our issuance of $100 million aggregate principal amount of senior convertible notes on November 27, 2001 and subsequent repurchase and retirement of $33.3 million during 2002.

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

         We strive to achieve market advantage through the application of our radio frequency/microwave design and application knowledge. With our design expertise we have led the industry with the introduction of innovative products. Recent examples include 3-volt InGaP HBT Power Amplifiers, IP Telephony Reverse Path Amplifiers, 24-volt Line Amplifiers, and Universal Reverse Amplifiers, all of which offer greater levels of product performance and reduce original equipment manufacturers' production costs.

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

         Our markets weakened substantially during 2001 and remained weak in 2002. With the well-publicized deterioration in the telecommunications industry, we experienced a substantial decline in demand from 2000 levels for our products. The downturn in demand reflected high component inventories at most of our customers, including components that we previously supplied, a reduction in capital spending by many of our customers and lower end consumer demand.

         Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, reduced demand for our products causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development in order to maintain our competitive position. Reduced production volumes contributed to a significant decline in our gross margin and profitability from the levels achieved in 2000.

         The general slowdown in the industry in which we operate as well as the overall slowing of the economy has had, and we believe will continue to have, a negative impact on our net sales, gross margins and other results of operations. We cannot accurately predict whether or when demand will strengthen across all product lines. If we are unable to reverse the recent trend of low revenues and net losses because the economy does not improve or because we under perform, our ability to compete in a very difficult market may be materially and adversely affected.

CRITICAL ACCOUNTING POLICIES

GENERAL

         We believe the following accounting policies are critical to our business operations and the understanding of our results of operations. Such accounting policies may require management to exercise a higher degree of judgment and make estimates used in the preparation of our consolidated financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets include fixed assets, long-term investments (previously included in Other assets), goodwill and other intangible assets. We regularly review these assets for circumstances of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value.

Goodwill and intangibles impairment

         We had significant intangible assets related to goodwill and other acquired intangibles. Significant judgements are involved in the determination of the estimated useful lives for our other intangibles and whether the goodwill or other intangible assets are impaired. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

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

Long-term investments

         The fair value of long-term investments is dependent on the performance of the companies in which we have invested, as well as the volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, management considers these factors as well as forecasted financial performance of the investees.

DEFERRED TAXES

         We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2001, we determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and an adjustment to provide a valuation allowance against the deferred tax asset was charged to income.

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


RESULTS OF OPERATIONS

         The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:


                                                                          YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                      2000         2001        2002
                                                                    -------      -------      -------
Net sales ...................................................        100.0%       100.0%       100.0%
Cost of sales ...............................................         51.9        103.5         91.2
                                                                     -----        -----        -----
Gross profit(loss) ..........................................         48.1         (3.5)         8.8
Research and development expenses ...........................         23.1         44.5         36.0
Selling and administrative expenses .........................         15.2         32.2         25.9
Restructuring and other charges .............................          -            4.4          6.1
Asset impairment charges ....................................          -           12.3         10.5
Goodwill impairment charge ..................................          -            -            9.7
Purchased in-process R&D ....................................          -            4.5          -
                                                                     -----        -----        -----
Operating income (loss) .....................................          9.8       (101.4)       (79.4)
Interest income .............................................          7.0          8.2          7.7
Interest expense ............................................         (0.2)        (0.8)        (6.2)
Impairment of investments ...................................          -           (3.7)        (0.5)
Gain on repurchase of Convertible notes .....................          -            -           15.2
Other income (expense) ......................................          -            -            -
                                                                     -----        -----        -----
Income (loss) before income taxes ...........................         16.6        (97.7)       (63.2)
Provision  for income taxes .................................          5.6         28.7         (5.2)
                                                                     -----        -----        -----
Income (loss) before cumulative effect of accounting
 change .....................................................         11.0       (126.4)       (58.0)
Cumulative effect of accounting change ......................          -            -           (9.7)
                                                                     -----        -----        -----
Net income (loss) ...........................................         11.0%      (126.4%)      (67.7%)
                                                                     =====        =====        =====


2002 COMPARED TO 2001

         NET SALES. Net sales during 2002 decreased 2.6% to $82.6 million, compared to $84.8 million for 2001. Improvement in our wireless business was more than offset by a downturn in demand in the broadband market.

         Specifically, net sales of integrated circuits for cellular and PCS applications increased 38.6% during 2002 to $44.7 million from $32.3 million in 2001. The increase was due to our penetration into the CDMA power amplifier module market more than offsetting the decrease in demand for TDMA power amplifiers.

         Sales during 2002 of integrated circuits for broadband applications decreased 27.9% to $37.9 million from $52.5 million in 2001. Lower investment by telecom and cable providers led to declines in demand for our fiber and cable subscriber parts used primarily in set-top boxes and cable modems. The principal decrease was observed following the first quarter of 2001 when broadband revenues were $22.2 million.

         Generally, selling prices for same product sales were lower during 2002 as compared to 2001.

         GROSS MARGIN (LOSS). Gross margin (loss) for 2002 increased to 8.8% of net sales, compared with (3.5%) of net sales in the prior year. The improvement in gross margin from the prior year is the result of lower inventory obsolescence charges (down $8.7 million) and lower warranty related cost. The aforementioned lower pricing was largely offset by savings related to lower test, assembly and raw material costs.

         RESEARCH & DEVELOPMENT. Company sponsored research and development expense decreased 21.2% during 2002 to $29.7 million from $37.8 million during 2001 primarily due to headcount reductions from our restructurings, which more narrowly focused our fiber-related projects. As a percentage of sales, research and development expense decreased to 36.0% in 2002 from 44.5% in 2001.

         PURCHASED IN-PROCESS R&D. The Company expensed purchased in-process research and development costs of $3.8 million as a result of the Telcom acquisition on April 2, 2001. The charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and did not have alternative future uses. No acquisitions or in-process R&D applies for 2002.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 21.6% during 2002 to $21.4 million from $27.3 million in 2001. The decrease was primarily due to savings from administrative headcount reductions from our restructurings, the elimination of goodwill amortization and other expense reductions. As a percentage of sales, selling and administrative expenses decreased to 25.9% in 2002 from 32.2% in 2001.

         ASSET AND INVESTMENT IMPAIRMENT CHARGES AND RESTRUCTURING AND OTHER CHARGES. During 2002, we recorded charges of $8.6 million for asset impairments, $0.4 million for impairment on investments and $5.0 million for restructuring and other charges. The asset impairment charge related to the write-off of certain manufacturing and research equipment, leasehold improvements, certain technology licenses that are no longer used in the ongoing activities of the business and process technology from the Telcom acquisition following an evaluation of our carrying value against the related business cash flows. The charge for impairment on investments was recorded on a private-equity investment following an evaluation that indicated the carrying value of such investment exceeded its estimated fair market value. The restructuring and other charges were for facilities consolidation and for severance and related benefit costs of workforce reductions. The anticipated annual benefit for lower workforce cost, rent and depreciation from these charges is expected to approximate $11.2 million. The restructuring and other charges include $1.6 million for severance and related employee benefits of workforce reductions. The workforce reductions eliminated approximately 83 positions throughout the Company to whom approximately $1.4 million of severance benefits were paid through December 31, 2002. During the second quarter, 2002, we identified certain alternative internal uses for fixed assets previously held for sale ($1.0 million). The assets, formerly classified in other current assets as held for sale, were placed into service and depreciation resumed. During 2001, we recorded charges of $10.4 million for asset impairments, $3.1 million for impairment on investments and $3.8 million for restructuring and other charges, primarily severance and related benefits costs of workforce reductions.

         GOODWILL IMPAIRMENT CHARGE. We continued to monitor fiber market conditions in light of additional job cuts and difficult prospects announced by several of our end-market customers in 2002. In view of these weaker market conditions during the third quarter, we evaluated our goodwill and intangible assets for potential impairment. As a result of that evaluation, we recorded a goodwill impairment charge of $8.0 million. Also see cumulative effect of accounting change below.

         INTEREST INCOME. Interest income decreased 9.0% to $6.3 million during 2002 from $6.9 million in 2001. The decrease was due to generally lower interest rates, despite an increase in average invested funds.

         INTEREST EXPENSE. Interest expense increased to $5.1 million in 2002 from $0.6 million in 2001. The interest applies on our 5% Convertible notes, issued on November 27, 2001. In September, 2002, we repurchased $33.3 million in face value of the notes, consequently reducing the outstanding balance to $66.7 million.

         GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During 2002, we repurchased and retired $33.3 million in principal amount of our 5% Convertible notes for $20.4 million in cash, inclusive of accrued interest of $0.5 million. We recognized a gain on the repurchase of $12.6 million after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

         (BENEFIT)PROVISION FOR INCOME TAXES. In December 2002, the Company received a $4.3 million refund pursuant to a carryback claim under the Job Creation and Workers Assistance Tax Act of 2002. The refund represents taxes paid in 1996 and 1997. During 2001, the Company recorded a valuation allowance of $26.8 million against the carrying value of its deferred tax asset. Since realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management recorded a full valuation allowance in 2001 and 2002.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("FAS") No 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $2.6 million was no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, we recorded a charge for the cumulative effect of the accounting change in the amount of $8.0 million representing the excess of the carrying value of a reporting unit as compared to its estimated fair value.

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

         Sales of integrated circuits for broadband applications decreased 45.2% during 2001 to $52.5 million from $95.7 million in 2000. The decrease was primarily due to decreased demand for cable subscriber parts, such as our reverse amplifiers and converters, and lower capital spending in the fiber optic markets. Net sales for 2001 includes $5.5 million of Telcom's sales since its acquisition on April 2, 2001.

         Generally, selling prices for same product sales were lower during 2001 as compared to 2000.

         GROSS MARGIN (LOSS). Gross margin (loss) for 2001 decreased to (3.5%) of net sales, compared with 48.1% of net sales in the prior year. The decline in gross margin results primarily from lower net sales, lower production and consequent lower absorption of fixed costs which had an impact of approximately $22 million. Gross margin was also negatively impacted by the start-up and ramp of HBT modules in the approximate amount of $8 million. In addition to lower sales and absorption and module start-up impacts, the decline in gross margin includes an additional $6.9 million of inventory charges in 2001. The decline was partially offset by the inclusion of Telcom in the 2001 results. The inventory charge primarily related to excess, slow-moving, and obsolete inventories.

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

         ASSET AND INVESTMENT IMPAIRMENT CHARGES AND RESTRUCTURING AND OTHER CHARGES. During 2001, the Company recorded $10.4 million for asset impairments, $3.1 million for impairment on investments and $3.8 million for restructuring and other charges. The asset impairment charge related to the writedown to fair market value of certain manufacturing and research fixed assets, as they were surplus to foreseeable operating and research activities. The charge for impairment of investments was recorded for certain private-equity investments following an evaluation of the Company's investments which indicated that the carrying value of such investments exceeded the estimated fair market value. The restructuring and other charge was for severance and related benefits costs of workforce reductions as well as certain lease related undertakings. The workforce reductions eliminated approximately 109 positions throughout the Company and $1.6 million of benefits were paid through December 31, 2001, with the remainder paid out in 2002.

         INTEREST INCOME. Interest income decreased 36.0% to $6.9 million during 2001 from $10.8 million during 2000. The decrease was primarily due to lower balances of cash and marketable securities and generally lower interest rates.

         INTEREST EXPENSE. Interest expense increased 108.7% to $0.6 million during 2001 from $0.3 million during 2000. The increase was due to the issuance of our 5% Convertible Senior Notes on November 27, 2001.

         OTHER (EXPENSE) INCOME. During the year ended December 31, 2000 the Company sold equipment resulting in a $1.3 million gain.

         PROVISION FOR INCOME TAXES. During 2001, the Company recorded a valuation allowance of $26.8 million against the carrying value of its deferred tax asset. Since realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management recorded a full valuation allowance in 2001.

LIQUIDITY AND SOURCES OF CAPITAL

         At December 31, 2002 we had $24.3 million of cash and cash equivalents on hand and $131.2 million in marketable securities. We had $66.7 million of 5% Convertible notes outstanding as of December 31, 2002.

         Operations required the use of $17.5 million in cash during 2002. Investing activities, consisting principally of purchases of equipment of $4.9 million partially offset by net sales of marketable securities of $3.5 million, consumed $1.4 million of cash during 2002. Financing activities, which primarily consisted of the repurchase of $33.3 million in principal value of our 5% Convertible notes, required $19.9 million of cash in 2002.

         At December 31, 2002, we had purchase commitments of approximately $1.2 million for equipment, furniture, and leasehold improvements for the first half of 2003.

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

The table below summarizes required cash payments as of December 31, 2002:

CONTRACTUAL OBLIGATIONS



                                                     PAYMENTS DUE BY PERIOD (in thousands)
                                    Total     1 year         1 - 3       4 - 5     After 5
                                              And less       years       years     years
Long term debt                     $66,700    $        -     $     -    $66,700    $     -
Operating leases                    29,916          3,745      5,392      3,184     17,595
Unconditional purchase
         obligations                 1,200          1,200          -          -          -
                                   -------    -----------    -------    -------    -------
Total contractual cash
         obligations               $97,816    $     4,945    $ 5,392    $69,884    $17,595
                                   =======    ===========    =======    =======    =======


         The Company has an obligation to rent additional space at its headquarters, if it is constructed by June, 2003. The additional space would require an annual base rent of $742 thousand, plus escalators and the term would expire in December 2016. Construction, which is the responsibility of the lessor has not commenced. We do not believe that the construction requirement can be met, thereby negating our obligation to rent the space.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. During 2002, we early adopted FAS 145 in accordance with the provisions of the statement. Accordingly, the gain on the repurchase of our Convertible notes has been included in the loss before income taxes and cumulative effect of accounting change.


         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. We will adopt the provisions of FAS 143 effective January 1, 2003. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations and cash flows.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. We have adopted the disclosure requirement of FIN 45 and do not expect the impact of the fair market value requirement to have a material impact on our financial position, results of operations and cash flows.

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (FAS 148). FAS 148 amends Statement No. 123, Stock-Based Compensation, (FAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statement footnotes.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities, commercial paper and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

         At December 31, 2002, we held marketable securities with an estimated fair value of $131,175. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2002:


Estimated Principal Amount and Weighted Average Stated             Fair
       Rate by Expected Maturity Value                             Value
-----------------------------------------------------           ---------
(000's)       2003       2004       2005         Total           (000's)
-----------------------------------------------------           ---------
Principal  $72,940    $51,543     $3,000     $127,483           $131,175

Weighted
 Average
 Stated
 Rates        5.66%      4.57%      5.63%        5.22%                   -
-----------------------------------------------------           ---------


         Our Convertible notes bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed. At December 31, 2002, the fair value of the outstanding Convertible notes, estimated based upon dealer quotes, was approximately $41.7 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors


The Board of Directors and Stockholders
ANADIGICS, Inc.


We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2002 and 2001, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the Company changed its method of accounting for goodwill and other intangible assets in 2002.


                                                     /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
January 24, 2003

                                 ANADIGICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     2001         2002
                                                                                  ---------    ---------

                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $  63,102    $  24,343
  Marketable securities .......................................................      55,364       74,038
  Accounts receivable, net of allowance for doubtful accounts of $715
    and $781 in 2001 and 2002, respectively ...................................      10,200        9,016
  Inventories .................................................................      14,661       13,277
  Prepaid expenses and other current assets ...................................       6,635        4,600
                                                                                  ---------    ---------
Total current assets ..........................................................     149,962      125,274

Marketable securities .........................................................      81,629       57,137
Plant and equipment:
  Equipment and furniture .....................................................     127,903      123,328
  Leasehold improvements ......................................................      34,207       37,473
  Projects in process .........................................................      17,702        5,371
                                                                                  ---------    ---------
                                                                                    179,812      166,172
  Less accumulated depreciation and amortization ..............................      89,329       97,572
                                                                                  ---------    ---------
                                                                                     90,483       68,600
Goodwill and other intangibles, less accumulated amortization
  of $2,735 and $22,178 in 2001 and 2002, respectively ........................      19,443            -
Other assets ..................................................................       5,397        4,660
                                                                                  ---------    ---------
                                                                                  $ 346,914    $ 255,671
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................   $   9,115    $   7,434
  Accrued liabilities .........................................................       6,549        4,733
  Accrued restructuring costs .................................................       1,898        2,956
  Current maturities of long-term debt ........................................         244            -
  Current maturities of capital lease obligations .............................          94            -
                                                                                  ---------    ---------
Total current liabilities .....................................................      17,900       15,123

Long-term debt, less current portion ..........................................     100,000       66,700
Other long-term liabilities ...................................................       2,378        2,760

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding
  Common stock, $0.01 par value, 144,000,000 shares authorized at December 31,
    2001 and 2002, and 30,568,761 and 30,674,033 issued
    and outstanding at December 31, 2001 and 2002, respectively ...............         306          307
  Additional paid-in capital ..................................................     333,860      334,162
  Accumulated deficit .........................................................    (108,238)    (164,124)
  Accumulated other comprehensive income ......................................         708          743
                                                                                  ---------    ---------
Total stockholders' equity ....................................................     226,636      171,088
                                                                                  ---------    ---------
                                                                                  $ 346,914    $ 255,671
                                                                                  =========    =========


                             See accompanying notes.

                                 ANADIGICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


CONSOLIDATED STATEMENTS OF OPERATIONS                            YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                             2000        2001        2002
                                                         ----------  ----------  ----------
Net sales............................................... $  172,268  $   84,765  $   82,564
Cost of sales...........................................     89,471      87,697      75,302
                                                         ----------  ----------  ----------
Gross profit (loss).....................................     82,797      (2,932)     7,262
Research and development expenses.......................     39,799      37,764     29,742
Selling and administrative expenses.....................     26,202      27,282     21,400
Restructuring and other charges.........................          -       3,775      5,001
Asset impairment charges................................          -      10,433      8,641
Goodwill impairment charges.............................          -           -      8,043
Purchased in-process R&D................................          -       3,800          -
                                                         ----------  ----------  ----------
                                                             66,001      83,054     72,827
                                                         ----------  ----------  ----------
Operating income (loss).................................     16,796     (85,986)   (65,565)

Interest income.........................................     10,821       6,930       6,309
Interest expense........................................       (300)       (626)     (5,119)
Impairment of investments...............................          -      (3,061)       (390)
Gain on repurchase of Convertible notes.................          -           -      12,581
Other income (expense)..................................      1,279         (39)          1
                                                         ----------  ----------  ----------
Income (loss) before income taxes.......................     28,596     (82,782)    (52,183)
Provision (benefit) for income taxes....................      9,704      24,338      (4,307)
                                                         ----------  ----------  ----------
Income (loss) before cumulative effect of accounting
  change................................................     18,892    (107,120)    (47,876)
Cumulative effect of accounting change..................          -           -      (8,010)
                                                         ----------  ----------  ----------
Net income (loss)....................................... $   18,892  $ (107,120) $  (55,886)
                                                         ==========  ==========  ==========

Net income (loss) per share
Basic
Income (loss) before cumulative effect of accounting
  change................................................ $     0.64  $    (3.54) $    (1.57)
Net income (loss)....................................... $     0.64  $    (3.54) $    (1.83)

Diluted
Income (loss) before cumulative effect of accounting
  change................................................ $     0.60  $    (3.54) $    (1.57)
Net income (loss)....................................... $     0.60  $    (3.54) $    (1.83)

Weighted average common shares outstanding.............. 29,712,879  30,248,476  30,587,032
Weighted average common and dilutive securities
  outstanding........................................... 31,519,889  30,248,476  30,587,032


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)          YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             2000        2001        2002
                                                          ---------  ----------  ---------
Net income (loss).......................................  $  18,892   $(107,120) $ (55,886)
Other comprehensive income (loss):
Unrealized gain on marketable securities................        327         560        116
Foreign currency translation adjustment.................         87        (110)       (10)

Reclassification adjustment:
Net realized gain previously included in
  other comprehensive income............................          -         (30)       (71)
                                                          ---------  ----------  ---------
Comprehensive income (loss).............................  $  19,306  $ (106,700) $ (55,851)
                                                          =========  ==========  =========


                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (SHARES AND DOLLARS IN THOUSANDS)


                                                                                         ACCUMULATED
                                                          ADDITIONAL                        OTHER             TOTAL
                                       COMMON STOCK        PAID-IN        ACCUMULATED   COMPREHENSIVE      STOCKHOLDERS'
                                  -------------------
                                   SHARES     AMOUNT       CAPITAL          DEFICIT      INCOME (LOSS)        EQUITY
                                  -------     -------     ----------      -----------    -------------      -----------
Balance, December 31, 1999..       28,862       $ 289       $296,496        $ (20,010)         $  (126)       $ 276,649
 Stock options exercised....        1,046          10         10,545                                             10,555
 Shares issued under
    employee stock purchase
    plan....................           65           1            893                                                894
 Tax effect of stock
    options exercised.......                                  20,590                                             20,590
 Unrealized gains on market-
    able securities.........                                                                       327              327
 Issuance of common stock
    in public offering, net
    of expenses.............                                     (24)                                               (24)
 Shares issued for warrants
    exercised...............           55                        862                                                862
 Foreign currency translation
    adjustment..............                                                                        87               87
 Net income.................                                                   18,892                            18,892
                                  -------      ------      ---------      -----------      -----------      -----------
Balance, December 31, 2000..       30,028         300        329,362           (1,118)             288          328,832
 Stock options exercised....          420           5          3,036                                              3,041
 Shares issued under
    employee stock purchase
    plan....................          113           1          1,462                                              1,463
 Unrealized gains on market-
    able securities.........                                                                       560              560
 Shares issued for warrants
    exercised...............            8
 Foreign currency translation
    adjustment..............                                                                      (110)            (110)
 Net realized gain  previously
 included in other
    comprehensive income....                                                                       (30)             (30)
 Net loss                                                                    (107,120)                         (107,120)
                                  -------      ------      ---------      -----------      -----------      -----------
Balance, December 31, 2001..       30,569         306        333,860         (108,238)             708          226,636
 Stock options exercised....           17           -            108                                                108
 Shares issued under
    employee stock purchase
    plan....................           88           1            194                                                195
 Unrealized gains on market-
    able securities.........                                                                       116              116
 Foreign currency translation
    adjustment..............                                                                       (10)             (10)
 Net realized gain previously
 included in other
    comprehensive income....                                                                       (71)             (71)
 Net loss                                                                     (55,886)                          (55,886)
                                  -------      ------      ---------     ------------         --------      -----------
Balance, December 31, 2002..       30,674      $  307      $ 334,162     $   (164,124)        $    743      $   171,088
                                  =======      ======      =========     ============         ========      ===========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   2000       2001       2002
                                                                ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).............................................  $  18,892  $(107,120) $ (55,886)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Cumulative effect of accounting change......................          -          -      8,010
  Gain on repurchase of Convertible notes.....................          -          -    (12,581)
  Depreciation................................................     22,069     24,489     19,778
  Amortization................................................        231      3,019      2,247
  Amortization of (discount) premium on marketable securities.       (752)     1,287      2,256
  Impairments of long-lived assets and investments............          -     14,577     17,074
  Purchased in-process R&D....................................          -      3,800          -
  Deferred taxes..............................................      6,178     24,306          -
  Tax benefit realized from stock option transactions.........      3,562          -          -
  (Gain)loss on sale of equipment.............................     (1,279)        39          -
  Provision for litigation settlement.........................     (6,436)         -          -
Changes in operating assets and liabilities:
    Accounts receivable.......................................      3,357     12,847      1,184
    Inventory.................................................    (12,635)     9,601      1,384
    Prepaid expenses and other assets.........................     (3,905)    (3,765)     1,070
    Accounts payable..........................................     (4,916)    (2,256)    (1,681)
    Accrued and other liabilities.............................        377        955       (386)
                                                                ----------  ---------  --------
Net cash provided by (used in) operating activities...........     24,743    (18,221)    (17,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment..............................    (43,564)  (16,845)     (4,945)
Purchases of marketable securities............................    (77,381) (157,691)   (104,619)
Proceeds from sales of marketable securities..................     29,271    90,985     108,197
Purchase of Telcom Devices, net of cash  acquired.............          -   (27,927)          -
Proceeds from sale of equipment...............................      1,358        45           2
                                                                ----------  --------- ---------
Net cash used in investing activities.........................    (90,316) (111,433)     (1,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of obligations under capital leases..................       (493)     (404)        (94)
Repayments of long-term debt.................. ...............     (1,000)   (3,385)       (244)
Proceeds from issuance of long-term debt net of offering costs          -    96,925          -
Repurchase of Convertible notes...............................          -         -     (19,828)
Issuances of common stock, net of related expenses............     12,287     4,504         303
                                                                ---------  ---------  --------
Net cash provided by (used in) financing activities...........     10,794    97,640     (19,863)
                                                                ---------  ---------  --------

Net decrease in cash and cash equivalents.....................    (54,779)  (32,014)    (38,759)
Cash and cash equivalents at beginning of period..............    149,895    95,116      63,102
                                                                ---------  --------   ---------
Cash and cash equivalents at end of period....................  $  95,116  $ 63,102   $  24,343
                                                                =========  ========   =========

Supplemental disclosures of cash flow information:
Interest paid.................................................  $     300  $    131   $   4,549
Taxes paid....................................................         46        45         200
Tax benefit of stock options exercised........................     20,590         -           -
Acquisition of equipment under capital lease..................        560       248           -

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

         Approximately 70% of the Company's net sales in 2000 were to two customers, Ericsson and Motorola, who individually accounted for 44% and 26%, respectively, of net sales. Approximately 69% of the Company's net sales in 2001 were to three customers, Motorola, Ericsson and Kyocera, who individually accounted for 32%, 25% and 11%, respectively, of net sales. Approximately 58% of the Company's net sales in 2002 were to two customers, Kyocera and Motorola, who individually accounted for 35% and 23%, respectively, of net sales. Accounts receivable from these customers accounted for 76% and 51% of total accounts receivable at December 31, 2001 and 2002, respectively. Net sales to individual customers who accounted for 10% or more of the Company's total net sales and corresponding end application information are as follows:

                                                         YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------
                              2000   Application    2001    Application     2002  Application
                             ------  -----------   ------   -----------    ------ -----------
Largest customer.........  $ 76,193    Wireless    $ 27,387    CATV      $ 29,231  Wireless
Second largest customer..    44,719      CATV        21,401  Wireless      18,666    CATV
Third largest customer         < 10%                  9,620  Wireless      < 10%

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

         The cost of equipment acquired under capital leases was $11,627 and $10,719 at December 31, 2001 and 2002, respectively, and accumulated amortization was $11,489 and $10,673 at December 31, 2001 and 2002, respectively. Equipment acquired under a capital lease is amortized over the useful life of the leased equipment or the life of the lease, whichever is shorter.

    GOODWILL AND OTHER INTANGIBLES

         Goodwill, process technology and a covenant-not-to-compete were recorded as part of the Telcom acquisition. Effective January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. FAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase measures the impairment. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairment identified must be reported as a cumulative effect of a change in accounting principle. See
Note 3. Process technology and the covenant continued to be amortized using the straight-line method over five and two years, respectively. The carrying amount of the Company's intangibles are reviewed on a regular basis for any signs of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk.

    IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

    IN-PROCESS RESEARCH AND DEVELOPMENT

         In the event of an acquisition, the Company will calculate the fair value of in-process research and development projects, based upon discounted cash flows estimated by management of future revenues and expected profitability of the related technology. The rate used to discount the projected future cash flows accounts for the time value of money, as well as the risks of realization of the cash flows. Management will record a charge to earnings where projects are determined to have not reached technological feasibility and do not have alternative uses.

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

    FOREIGN CURRENCY TRANSLATION

         The financial statements of subsidiaries outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in other accumulated comprehensive income or loss. Income and expense items are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in the determination of net income or loss.

    STOCK BASED COMPENSATION

         As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123), the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income (loss) and earnings (loss) per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                                2000        2001        2002
                                             ---------   ---------   ----------
Net income (loss), as reported...............$  18,892   $(107,120)   $ (55,886)
Stock based compensation expense under fair
 value reporting, net of tax.................  (11,875)    (17,084)     (10,863)
                                             ---------   ---------    ---------
Pro forma net income (loss)..................$   7,017   $(124,204)   $ (66,749)
                                             =========   =========    =========
Earnings (loss) per share
Net income, as reported
Basic....................................... $    0.64   $   (3.54)   $   (1.57)
Diluted..................................... $    0.60   $   (3.54)   $   (1.57)

Pro forma
Basic....................................... $    0.24   $   (4.11)   $   (2.18)
Diluted..................................... $    0.22   $   (4.11)   $   (2.18)


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

         The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2002, the fair value of the outstanding notes, estimated based upon dealer quotes, was approximately $41,688.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. During 2002, the Company early adopted FAS 145 in accordance with the provisions of the statement. Accordingly, the gain on the repurchase of the Company's Convertible notes has been included in the loss before income taxes and cumulative effect of accounting change.


         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company will adopt the provisions of FAS 143 effective January 1, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations and cash flows.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and does not expect the impact of the fair market value requirement to have a material impact on its financial position, results of operations and cash flows.

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (FAS 148). FAS 148 amends Statement No. 123, Stock-Based Compensation,(FAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statement footnotes.

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

         The process technology and covenant not-to-compete were being amortized using the straight-line method over their estimated useful lives of five and two years, respectively. The Company recorded a charge of $3,800 representing the fair value of certain acquired research and development projects relating to 40 GB/s photodiode and autobondable and auto eutectic bonding that were determined to have not reached technological feasibility and do not have alternative future uses. The fair value of such projects was determined based on discounted net cash flows. These cash flows were based on management's estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounted for the time value of money, as well as the risks of realization of the cash flows.

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

                                                   YEAR ENDED DECEMBER 31
                                                ----------------------------
                                                     2000         2001
                                                  ----------   ----------
Pro-forma revenue.............................    $ 181,177     $  87,245
Pro-forma net income (loss)...................    $  16,393     $(106,313)

Pro-forma net income (loss) per share
         Basic................................    $    0.55     $   (3.51)
         Diluted  ............................    $    0.52     $   (3.51)

         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


3. INTANGIBLES, GOODWILL, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND ACQUISITION INTANGIBLES' IMPAIRMENT CHARGES

         Effective January 1, 2002, the Company adopted the provisions of FAS 142 and under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $2,567 was no longer required in 2002. Other intangible assets continued to be amortized over their useful lives. As a result of completing the initial required impairment test, the Company recorded a charge for the cumulative effect of the accounting change in the amount of $8,010 ($0.26 per share) representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value as of January 1, 2002.

            During the course of 2002, the Company monitored fiber market conditions in light of job cuts and difficult prospects announced by several of its end-market customers. In view of these weaker market conditions, the Company performed several tests of its goodwill and intangible assets for potential impairment during the year. As a result of those evaluations, the Company recorded a goodwill impairment charge of $8,043 and an asset impairment charge for its remaining acquired intangibles of $2,310. The $2,310 was included within charges for asset impairments as discussed in Note 4 below.

            The following table reflects unaudited adjusted results of operations of the Company giving effect to FAS 142 as if it were adopted on January 1, 2001. (The data for the year ended December 31, 2000 is not presented because the acquisition occurred subsequent to that time):

                                           YEAR ENDED DECEMBER 31,
                                         -------------------------
                                            2001            2002
                                         ----------      ---------

Net loss, as reported                    $ (107,120)     $ (55,886)
Add back: amortization expense                1,925              -
                                         ----------       --------
Net loss, as adjusted                    $ (105,195)     $ (55,886)
                                         ==========      =========

Basic and diluted net loss per share
As reported                              $    (3.54)     $   (1.83)
Add back: amorization expense                  0.06              -
                                         ----------      ---------
Net loss, as adjusted                    $    (3.48)     $   (1.83)
                                         ==========      =========

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         During 2002, the Company recorded charges for asset impairments, impairment on investments and for restructuring and other charges of $8,641, $390 and $5,001, respectively. The asset impairment charge of $8,641 related to the write-off of certain manufacturing and research equipment, leasehold improvements, certain acquired intangibles and certain technology licenses that are no longer used in the ongoing activities of the business. The charge for impairment on investments was recorded on a private-equity investment following an evaluation that indicated the carrying value of such investment exceeded its estimated fair market value. The restructuring and other charges were for facilities consolidation costs and for severance and related employee benefit costs of workforce reductions. The restructuring and other charges include $1,628 for severance and related benefits of workforce reductions. The workforce reductions eliminated approximately 83 positions throughout the Company to whom approximately $1,450 of severance benefits were paid through December 31, 2002. The restructuring liability at December 31, 2002 of $2,956 is comprised of $178 for workforce reduction costs and the remainder for facilities consolidation costs.

         During 2002, certain fixed assets identified in the restructuring activities of 2001 as held for sale ($1,000) were further evaluated against weak resale markets, and certain alternative internal uses were identified. Following our evaluation, these assets, formerly classified in other current assets as held for sale, were placed into service and depreciation resumed.

         In 2001, the Company recorded charges for asset impairment, impairment of investments and for restructuring and other charges amounting to $10,433, $3,061 and $3,775, respectively. The asset impairment charge of $10,433 related to the write-down to fair market value of certain manufacturing and research fixed assets, as they are surplus to the Company's foreseeable operating levels and research activities. The charge for impairment of investments was recorded for certain private-equity investments following an evaluation of the Company's investments indicated that the carrying value of such investments exceeded the estimated fair market value. The restructuring and other charge was for severance and related benefit costs of workforce reductions as well as certain lease-related undertakings. The workforce reductions eliminated 109 positions throughout the Company.


5. SEGMENTS

         The Company operates in one segment. Its integrated circuits are primarily manufactured using common manufacturing facilities located in the same domestic geographic area. All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                             2000       2001       2002
                                         ---------   ---------  ---------
Wireless.............................    $  76,523   $  32,250  $  44,689
Broadband............................       95,745      52,515     37,875
                                         ---------   ---------  ---------
     Total...........................    $ 172,268   $  84,765  $  82,564
                                         =========   =========  =========

         The Company primarily sells to four geographic regions: Europe, Asia, U.S.A. and Canada, and Latin America. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the four geographic regions are as follows:

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                           2000         2001       2002
                                        ---------    ---------  ---------
Europe...............................  $  32,964     $   8,976  $   3,767
Asia.................................     40,464        27,408     31,897
U.S.A and Canada.....................     69,181        30,955     44,193
Latin America........................     29,659        17,426      2,707
                                       ---------     ---------  ---------
      Total..........................  $ 172,268     $  84,765  $  82,564
                                       =========     =========  =========

6. LONG-TERM DEBT

         On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("Convertible notes" or "notes") due November 15, 2006. The notes are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually on May 15 and November 15 of each year.

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

         During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the Convertible notes for $20,365 in cash, inclusive of accrued interest of $537. The Company recognized a gain of $12,581 on the repurchase after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs. In accordance with the provisions of FAS 145, the gain on repurchase has been included in the loss before income taxes and cumulative effect of accounting change.

         Debt issuance costs of $2,998 and $1,643 on December 31, 2001 and 2002, respectively, consisting principally of underwriters' fees, were included in other assets and are being amortized over the life of the notes.


7. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. Rent expense, net of sublease income was $3,651, $3,946 and $3,560 in 2000, 2001 and 2002, respectively. Sublease income was zero in 2000 and 2001 and $406 in 2002. The future minimum lease payments under the noncancelable operating leases are as follows:

                                                              OPERATING
YEAR                                                           LEASES
----                                                        -----------
2003...................................................      $   3,745
2004...................................................          3,321
2005...................................................          2,071
2006...................................................          1,485
2007...................................................          1,699
Thereafter.............................................         17,595
                                                            ----------
Total minimum lease payments...........................         29,916
Less: contractually-required sublease income...........         (1,898)
                                                            ----------
                                                             $  28,018
                                                            ----------

     The lessor on the lease for the Company's headquarters building in Warren, New Jersey, is currently the debtor in a bankruptcy proceeding, which commenced in December 2001. During the fourth quarter of 2001, the Company recognized a non-recurring charge relating to this proceeding. The Company has an obligation to rent additional space at its headquarters, if it is constructed by June 2003. The additional space would require an annual base rent of $742, plus escalators and the term would expire in December 2016. Construction, which is the responsibility of the lessor has not commenced. The Company does not expect that the construction requirement can be met, thereby negating its obligation to rent the space.

     In addition to the above, at December 31, 2002, the Company had purchase commitments of approximately $1,200 for equipment, furniture, and leasehold improvements.

     ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

8. MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities:

                                              Available-for-Sale Securities
                                       -----------------------------------------
                                                      Gross         Estimated
                                                   Unrealized          Fair
                                         Cost        Gains            Value
                                       -----------------------------------------
U.S. Treasury and
  Agency Securities                    $  16,843      $     83     $  16,926
U.S. Corporate Securities                119,419           648       120,067
                                        --------      --------     ---------
 Total at December 31, 2001            $ 136,262      $    731     $ 136,993
                                       =========      ========     =========
U.S. Treasury and
  Agency Securities                    $  23,526      $     66     $  23,592
U.S. Corporate Securities                106,873           710       107,583
                                       ---------      --------     ---------
 Total at December 31, 2002            $ 130,399      $    776     $ 131,175
                                       =========      ========     =========


         The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                            Available-for-Sale Securities
                                            -----------------------------
                                                                Estimated
                                                                  Fair
                                              Cost               Value
                                            -----------------------------
Due in one year or less                      $  73,665         $   74,038
Due after one year through three years          56,734             57,137
                                             ---------         ----------
Total                                        $ 130,399         $  131,175
                                             =========         ==========


9. INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                              DECEMBER 31,
                                                         --------------------
                                                            2001       2002
                                                         ---------  ---------
Raw materials........................................... $   6,095  $   4,316
Work in process.........................................     8,963     10,080
Finished goods..........................................     8,105      6,015
                                                         ---------  ---------
                                                            23,163     20,411
Reserves................................................    (8,502)    (7,134)
                                                         ---------  ---------
         TOTAL.......................................... $  14,661  $  13,277
                                                         =========  =========


10. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                              DECEMBER 31,
                                                         --------------------
                                                            2001       2002
                                                         ---------  ---------
Accrued compensation.................................... $   3,996  $   2,715
Warranty reserve........................................       960        368
Other...................................................     1,593      1,650
                                                         ---------  ---------
           TOTAL                                         $   6,549  $   4,733
                                                         =========  =========

         Warranty reserve movements in the years ended December 31, 2001 and 2002 for returns were $312 and $333, respectively. The periodic charge (benefit) for estimated warranty costs were $869 and $(259) in the years ended December 31, 2001 and 2002.

11. INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   2000      2001       2002
                                                 -------   --------   --------
Current provision (benefit): Federal...........  $ 3,223   $     -   $ (4,307)
                             State and foreign.      303         -          -
Deferred provision:          Federal...........    5,263    22,924          -
                             State.............      915     1,414          -

                                                 -------   -------   --------
Total    ....................................    $ 9,704   $24,338   $ (4,307)
                                                 -------   -------   --------

         In December 2002, the Company received a $4,307 refund pursuant to a carryback claim under the Job Creation and Workers Assistance Tax Act of 2002. The refund represents taxes paid in 1996 and 1997. During 2001, the Company recorded a valuation allowance of $26,814 against the carrying value of its deferred tax asset. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management recorded a full valuation allowance in 2001. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

         Significant components of the Company's net deferred taxes as of December 31, 2001 and 2002 are as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                             2001       2002
                                                          ---------  ---------
Deferred tax balances
  Accruals/reserves.....................................  $   6,713  $   6,458
  Net operating loss carryforwards......................     47,408     53,917
  General business and research and development credits.      3,594      4,634
  Deferred rent expense.................................        910      1,003
  Difference in basis of plant and equipment............       (978)     2,867
  Other.................................................         22         22
  Valuation reserve.....................................    (57,669)   (68,901)
                                                          ---------  ---------
Net deferred tax assets.................................          -          -
                                                          ---------  ---------

         As of December 31, 2002, the Company had net operating loss carryforwards of approximately $155,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2018, and the state carryforwards will begin to expire in 2005.

         The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                   2000             2001              2002
                                            ----------------  -----------------  ----------------
Tax at U.S. statutory rate................  $ 10,009   35.0%  $(28,956) (35.0)%  $(18,264) (35.0)%
State and foreign tax expense (benefit),
 net of federal tax effect................       801    2.8     (2,640)  (3.2)     (1,696)  (3.2)
Research and experimentation tax credits..      (892)  (3.1)      (666)  (0.8)       (337)  (0.6)

Valuation allowance, net of carryback....         -      -      56,223   67.9      11,232   21.5
Intangibles amortization and other.......       (214)  (0.8)       377    0.5       4,758    9.1
                                            --------  ------  --------  -----     -------  -----
Provision (benefit) for income taxes......  $  9,704   33.9%  $ 24,338   29.4%   $ (4,307)  (8.2)%
                                            ========  =====   ========  =====    ========  =====

12. STOCKHOLDERS' EQUITY

         The Company had warrants outstanding, which entitled the holder to purchase 22,500 shares of common stock at an exercise price of $6.92 per share. Warrants to purchase 10,000 shares were exercised in 2000. During 2001, the remaining warrants were exercised via a cashless exercise, which resulted in the issuance of 7,592 shares of common stock and the surrender of the remaining warrants. The Company had additional warrants outstanding, which entitled the holder to purchase 45,000 shares of common stock at exercise prices ranging from $9.00 to $32.17 per share. During 2000, warrants to purchase all 45,000 shares were exercised at an average exercise price of $17.65.

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


13. EMPLOYEE BENEFIT PLANS

         In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 843,750 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. In 2000, 64,573 shares of common stock were purchased at a price of $13.84 per share, pursuant to the terms of the ESP Plan. During 2001, 113,157 shares of common stock were purchased at a price of $12.93 per share, pursuant to the terms of the ESP Plan. In 2002, 88,493 shares of common stock were purchased at a price of $2.21 per share, pursuant to the terms of the ESP Plan.

         Employees and outside directors have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 489,130, 4,912,500 and 5,100,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights or restricted shares have been granted under the Plans.

         On May 20, 2002, the Company announced a voluntary stock option exchange program for eligible employees. Officers and directors were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on June 18, 2002, the Company accepted for cancellation options to purchase 838,157 shares of common stock having a weighted average exercise price of $36.90. On December 20, 2002, participating employees were issued 760,742 options under this program in exchange for the cancelled options. The new options have an exercise price equal to $2.53, which represents the fair market value at the date of grant and will fully vest after one year.

         A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 2001 and 2002 are as follows:


                                          2000                  2001                 2002
                                    -----------------    ------------------    ----------------
                                             WEIGHTED              WEIGHTED              WEIGHTED
                                    COMMON   AVERAGE     COMMON    AVERAGE     COMMON    AVERAGE
                                    STOCK    EXERCISE     STOCK    EXERCISE    STOCK     EXERCISE
                                    OPTIONS   PRICE      OPTIONS    PRICE      OPTIONS    PRICE
                                    -------  --------    -------   --------    -------   --------
Outstanding at beginning of year. 5,657,619 $  15.96   5,841,531  $  18.27    6,283,632  $ 17.52
  Granted........................ 1,612,525    22.66   1,645,608     14.64    2,248,353     3.90
  Exercised......................(1,046,053)   10.14    (420,252)     7.23      (16,773)    6.44
  Forfeited......................  (382,560)   24.81    (783,255)    22.84     (545,021)   21.17
  Cancelled......................         -        -           -         -     (838,157)   36.90
                                 ----------            ---------              ---------
Outstanding at end of year....... 5,841,531    18.27   6,283,632     17.52    7,132,034    10.80
                                 ==========            =========              =========

Exercisable at end of year....... 2,817,185    14.57   3,553,713     16.65    3,903,164    13.69
                                 ==========            =========              =========

         Stock options outstanding at December 31, 2002 are summarized as follows:

                  OUTSTANDING  WEIGHTED AVERAGE  WEIGHTED AVERAGE  EXERCISABLE    WEIGHTED AVERAGE
    RANGE OF       OPTIONS AT      REMAINING        EXERCISE            AT            EXERCISE
EXERCISE PRICES   DEC.31, 2002 CONTRACTUAL LIFE      PRICE         DEC.31, 2002        PRICE
---------------- ------------- ----------------- ---------------- -------------- ----------------
$ 0.38 to $ 4.17     2,650,796      8.83             $    2.90       677,505          $ 3.97
$ 5.33 to $10.63     1,004,562      4.81             $    7.24       997,912          $ 7.24
$10.90 to $13.59     1,164,906      8.48             $   13.23       504,736          $12.97
$13.94 to $16.89     1,266,622      8.12             $   15.63       764,967          $15.65
$17.44 to $76.25     1,045,148      6.45             $   25.70       958,044          $26.11

         FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method prescribed by FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 2001 and 2002, respectively: risk-free interest rate of 5.6%, 3.6% and 2.0%; expected volatility of 1.00, 1.10 and 1.08; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during 2000, 2001 and 2002 was $13.99, $9.64 and $2.40, respectively.

         ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Plan was amended in 2001 and the Company now matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $741 and $681 for the years ended December 31, 2001 and 2002, respectively, relating to plan contributions. Company contributions in 2000 were determined on an annual basis at the discretion of the Board of Directors. For the year ended December 31, 2000, the Company recorded expense of $550 relating to plan contributions.


14. EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                 Year ended December 31,
                                          ------------------------------------
                                             2000         2001         2002
                                          -----------  -----------  ----------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share...........      29,712,879   30,248,476   30,587,032

Net effect of dilutive securities -
  based on treasury stock method
  using average market price.........      1,807,010            -*           -*
                                          ----------    ----------   ----------
Weighted average common and dilutive
  securities outstanding used
  to calculate diluted earnings
  per share.........................      31,519,889    30,248,476   30,587,032
                                          ==========    ==========   ==========

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

15. OTHER ACCUMULATED COMPREHENSIVE INCOME

         The components of other accumulated comprehensive income are as follows:

                                                  UNREALIZED
                                   FOREIGN       GAIN (LOSS)
                                  CURRENCY      ON AVAILABLE-
                                 TRANSLATION      FOR-SALE
                                 ADJUSTMENTS      SECURITIES       TOTAL
                                 ------------   ------------     ---------
Balance at December 31, 2000.....       $ 87          $  201      $  288
Unrealized gain on available-
   for-sale securities...........          -             560         560
Foreign currency translation
   adjustment....................       (110)              -        (110)
Net gain recognized in other
   comprehensive income..........          -             (30)        (30)
                                 -----------    ------------      ------
Balance at December 31, 2001.....        (23)            731         708
Unrealized gain on available-
   for-sale securities...........          -             116         116
Foreign currency translation
   adjustment....................        (10)              -         (10)
Net gain recognized in other
   comprehensive income..........          -             (71)        (71)
                                 -----------    ------------     -------
Balance at December 31, 2002....        $(33)           $776     $   743
                                 ===========    ============     =======

         The earnings associated with the Company's investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.


16. LEGAL PROCEEDINGS

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


17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTER ENDED
                            -------------------------------------------------------------------------------------------------
                              MARCH 31,    JUNE 30,   SEPT. 29,     DEC. 31,   MARCH 30,     JUNE 29,     SEPT.28,   DEC. 31,
                                2001         2001       2001          2001       2002         2002          2002       2002
                            -----------  -----------  -----------  ---------  -----------  -----------  ----------- ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................  $  28,520    $  18,897    $  16,340   $ 21,008     $ 19,521    $  23,021    $  21,288    $ 18,734
Cost of sales..............     21,205       26,235       18,197     22,060       19,005       18,832       21,225      16,240
                            -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Gross profit (loss)........      7,315      (7,338)      (1,857)    (1,052)          516        4,189           63       2,494

Research and development...     10,051       9,972        9,478      8,263         7,578        7,699        7,586       6,879
Selling and administrative
   expense.................      6,640       7,369        6,872      6,401         5,279        5,656        5,463       5,002
Restructuring and other
   charges.................          -         900        1,195      1,680         5,959            -        2,286           -
Asset impairment charges...          -         800        4,506      5,127             -            -        3,087       2,310
Goodwill impairment charge.          -           -            -          -             -            -        8,043           -
Purchased in-process R&D...          -       3,800           -          -             -            -            -            -
                            ----------  ----------   ----------   --------    ----------   ----------   ----------   ---------
Operating loss............      (9,376)    (30,179)     (23,908)   (22,523)     (18,300)      (9,166)      (26,402)    (11,697)
Interest income...........       2,423       1,660        1,515      1,331        1,681        1,735         1,543       1,350
Interest expense..........         (61)        (66)          (9)      (488)      (1,442)      (1,422)       (1,307)       (948)
Impairment on investments.           -           -            -     (3,061)           -            -          (390)          -
Gain on notes repurchase..           -           -            -          -            -            -        12,581           -
Other income (loss).......         (60)         11            3          7            2            -            (5)          4
                           -----------  ----------  -----------  ---------  -----------  -----------    ----------   ---------
Loss before income  taxes.      (7,074)    (28,574)     (22,399)   (24,734)     (18,059)      (8,853)      (13,980)    (11,291)
Provision (benefit)
   for income taxes.......      (2,476)     26,814            -          -            -            -             -      (4,307)
                           -----------  ----------  -----------  ---------  -----------  -----------  ------------   ---------
Loss before cumulative
  effect of accounting
  change.................      (4,598)     (55,388)     (22,399)   (24,734)     (18,059)      (8,853)      (13,980)     (6,984)
                           ----------   ----------  -----------  ---------  -----------  -----------  ------------   ---------
Cumulative effect of
   accounting change....            -            -            -         -        (8,010)          -              -           -
                          -----------   ----------  -----------  ---------  -----------  -----------  ------------   ---------
Net loss................  $    (4,598)  $  (55,388) $   (22,399) $ (24,734) $   (26,069) $    (8,853) $    (13,980)  $  (6,984)
                          ===========   ==========  ===========  =========  ===========  ===========  ============   =========
Basic and diluted loss
  per share
Loss before cumulative
   effect of accounting
   change............... $      (0.15)  $    (1.84) $    (0.74)  $   (0.81) $     (0.59) $     (0.29) $      (0.46)  $   (0.23)
Net loss................ $      (0.15)  $    (1.84) $    (0.74)  $   (0.81) $     (0.85) $     (0.29) $      (0.46)  $   (0.23)

         The first quarter of 2002 has been adjusted, in accordance with FAS 142, to reflect the cumulative effect of accounting change as of January 1st, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

    The management of the Company, including our President and Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in our periodic SEC filings has been made known to them in a timely manner.

Changes in internal controls.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

    -    Report of Independent Auditors

    -    Consolidated Balance Sheets - December 31, 2001 and 2002

    - Consolidated Statements of Operations - Years ended December 31, 2000, 2001 and 2002

    - Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2000 2001, and 2002

    - Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 2001, and 2002

    - Consolidated Statements of Cash Flows - Years ended December 31, 2000, 2001, and 2002

    -    Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         Exhibit List

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002. None.

(c)

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

4.8      Form of 5% Convertible Senior Note due November 15, 2006 (included in
         Exhibit 4.2).

4.9 Post-effective amendment No. 1 to Form S-3 for 5% Convertible Senior Notes due November 15, 2006. Filed on Form POS AM dated November 6, 2002, and incorporated herein by reference.

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

10.7 First Amendment, dated as of November 20, 1996, to the Lease agreement between United States Land Resources, L.P. and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.8 Second Amendment, dated as of September 8, 1997, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.9 Third Amendment, dated as of December 20, 2000, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

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

10.12 Amendment No. 1 as of March 15, 2002, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.13 Employment Agreement between the Company and Thomas Shields, dated July 25, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.14 Employment Agreement between the Company and Charles Huang, dated July 25, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.


*21      Subsidiary Listing


*23.1    Consent of Ernst and Young LLP.

24.1 Power of Attorney (included on the signature page of this Annual report on Form 10-K).

*99.1 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc., pursuant to 18 U.S.C. Section 1350.

*99.2 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc., pursuant to 18 U.S.C. Section 1350.


                                *Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March 2003.


                                ANADIGICS, INC.

                                BY:    /s/  Bami Bastani
                                    ------------------------------
                                         Dr. Bami Bastani
                                      CHIEF EXECUTIVE OFFICER
                                           AND PRESIDENT

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



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                         TITLE                                            DATE
---------------------------     ---------------------------                         ------------------
/s/  Bami Bastani               President, Chief Executive Officer and               March 3, 2003
---------------------------     Director (Principal Executive Officer)
Dr. Bami Bastani

/s/  Thomas C. Shields          Senior Vice President and Chief Financial            March 3, 2003
---------------------------     Officer (Principal Financial
Thomas C. Shields               Accounting Officer)

/s/  Ronald Rosenzweig          Chairman of the Board of Directors                   March 3, 2003
---------------------------
Ronald Rosenzweig

/s/  Paul S. Bachow             Director                                             March 3, 2003
---------------------------
Paul S. Bachow

/s/  David Fellows              Director                                             March 3, 2003
---------------------------
David Fellows

/s/  Harry T. Rein              Director                                             March 3, 2003
---------------------------
Harry T. Rein

/s/  Lewis Solomon              Director                                             March 3, 2003
---------------------------
Lewis Solomon

/s/  Dennis F. Strigl           Director                                             March 3, 2003
---------------------------
Dennis F. Strigl

                                  CERTIFICATION

I, Bami Bastani, certify that:

1.       I have reviewed this Annual Report on Form 10-K of ANADIGICS, Inc.;

2. Based upon my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 3, 2003

                                                    By:/s/ Bami Bastani
                                                       -------------------------
                                                       Bami Bastani
                                                       President and
                                                       Chief Executive Officer

                                  CERTIFICATION

I, Thomas Shields, certify that:

1.       I have reviewed this Annual Report on Form 10-K of ANADIGICS, Inc.;

2. Based upon my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 3, 2003
                                           By:/s/ Thomas C. Shields
                                              --------------------------------
                                              Thomas C. Shields
                                              Senior Vice President
                                              and Chief Financial Officer

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO                 BALANCE AT
                                             BEGINNING      COSTS AND                    END OF
DESCRIPTION                                  OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
-------------------------------------------  -----------   -----------   ----------     ---------
(DOLLARS IN THOUSANDS)
Year ended December 31, 2002:
Deducted from asset account:
  Allowance for doubtful accounts............ $    715    $    297     $    (231)(1)   $      781
  Sales return allowance.....................        -           -             - (2)            -
  Reserve for excess and obsolete inventory..    8,502       4,188        (5,556)(3)        7,134
Reserve for warranty claims..................      960        (259)         (333)(4)          368

Year ended December 31, 2001:
Deducted from asset account:
  Allowance for doubtful accounts............ $    275  $       442    $      (2)(1)   $      715
  Sales return allowance.....................      537            -         (537)(2)            -
  Reserve for excess and obsolete inventory..    5,828       12,905      (10,231)(3)        8,502
Reserve for warranty claims..................      403          869         (312)(4)          960

Year ended December 31, 2000:
Deducted from asset account:
  Allowance for doubtful accounts............ $    185    $     173    $     (83)(1)   $      275
  Sales return allowance.....................      300          840         (603)(2)          537
  Reserve for excess and obsolete inventory..    3,136        5,975       (3,283)(3)        5,828
Reserve for warranty claims..................      490          456         (543)(4)          403


-------------------

(1) Uncollectible accounts written-off to the allowance account.

(2) Sales returns to the allowance account.

(3) Inventory write-offs to the reserve account.

(4) Warranty expenses incurred to the reserve for warranty claims.