Form 10-Q
period 2003-03-29
ANADIGICS INC
filed 2003-04-30
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003.

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


The number of shares outstanding of the Registrant's common stock as of April 28, 2002 was 30,674,033.

                                      INDEX

                                 ANADIGICS, Inc.

Part. I.        Financial Information

Item 1.         Financial Statements (unaudited)

                Condensed consolidated balance sheets - March 29, 2003 and December 31, 2002.

                Condensed consolidated statements of operations and comprehensive loss - Three months ended March 29, 2003 and March 30, 2002.

                Condensed consolidated statements of cash flows - Three months ended March 29, 2003 and March 30, 2002.

                Notes to condensed consolidated financial statements - March 29, 2003.

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

                Signatures

                Certifications

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            March 29, 2003      December 31, 2002
                                                            --------------      -----------------
                                                             (unaudited)            (Note 1)
                         ASSETS

Current assets:
   Cash and cash equivalents                                    $  25,483             $ 24,343
   Marketable securities                                           76,266               74,038
   Accounts receivable                                             10,108                9,016
   Inventories                                                     13,866               13,277
   Prepaid expenses and other current assets                        4,981                4,600
                                                                ---------            ---------
Total current assets                                              130,704              125,274

Marketable securities                                              42,870               57,137
Property and equipment:
   Equipment and furniture                                        123,629              123,328
   Leasehold improvements                                          38,372               37,473
   Projects in process                                              5,382                5,371
                                                                ---------            ---------
                                                                  167,383              166,172
   Less accumulated depreciation and amortization                 102,173               97,572
                                                                ---------            ---------
                                                                   65,210               68,600
Other assets                                                        4,724                4,660
                                                                ---------            ---------
Total assets                                                    $ 243,508            $ 255,671
                                                                =========            =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   7,499           $    7,434
   Accrued liabilities                                              4,596                4,733
   Accrued restructuring costs                                      3,056                2,956
                                                                ---------            ---------
Total current liabilities                                          15,151               15,123

Long-term debt, less current portion                               66,700               66,700
Other long-term liabilities                                         2,821                2,760

Commitments and contingencies

Stockholders' equity
   Common stock, $0.01 par value, 144,000,000 shares
     authorized, 30,674,033 issued and outstanding at
     March 29, 2003 and December 31, 2002                             307                  307
   Additional paid-in capital                                     334,162              334,162
   Accumulated deficit                                           (176,365)            (164,124)
   Accumulated other comprehensive income                             732                  743
                                                                ---------            ---------
   Total stockholders' equity                                     158,836              171,088
                                                                ---------            ---------
Total liabilities and stockholders' equity                      $ 243,508            $ 255,671
                                                                =========            =========




                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      Three months ended
                                                             ------------------------------------
                                                             March 29, 2003        March 30, 2002
                                                             --------------        --------------
                                                              (unaudited)            (unaudited)
Net sales                                                      $   16,087           $   19,521
Cost of sales                                                      16,079               19,005
                                                               ----------           ----------
Gross profit                                                            8                  516
Research and development expenses                                   7,157                7,578
Selling and administrative expenses                                 4,518                5,279
Restructuring and other charges                                       625                2,715
Asset impairment charges                                                -                3,244
                                                               ----------           ----------
Operating loss                                                    (12,292)             (18,300)
Interest income                                                     1,013                1,681
Interest expense                                                     (941)              (1,442)
Other (expense) income                                                (21)                   2
                                                               ----------           ----------
Loss before cumulative effect
 of accounting change                                             (12,241)             (18,059)
Cumulative effect of accounting change                                  -               (8,010)
                                                               ----------           ----------
Net loss                                                       $  (12,241)          $  (26,069)
                                                               ==========           ==========


Basic and diluted loss per share

Loss before cumulative effect
  of accounting change                                        $     (0.40)          $    (0.59)
Net loss                                                      $     (0.40)          $    (0.85)

Weighted average common and dilutive
  securities outstanding                                       30,674,033           30,570,828




             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)


                                                                       Three months ended
                                                             ------------------------------------
                                                             March 29, 2003        March 30, 2002
                                                             --------------        --------------
                                                               (unaudited)           (unaudited)

Net loss                                                       $  (12,241)          $  (26,069)
Unrealized losses on marketable securities                            (29)                (965)
Foreign currency translation adjustment                                 6                  (55)

Reclassification adjustment:
   Net realized loss previously recognized
    in other comprehensive income                                      12                   31
                                                               ----------           ----------
Comprehensive loss                                             $  (12,252)          $  (27,058)
                                                               ==========           ==========




                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                       Three months ended
                                                                ---------------------------------
                                                                March 29, 2003     March 30, 2002
                                                                ---------------    --------------
                                                                  (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(12,241)           $(26,069)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Cumulative effect of accounting change                                -               8,010
   Depreciation                                                      4,699               5,055
   Amortization                                                        300                 545
   Amortization of premium on marketable securities                    570                 668
   Impairment of long-lived assets                                       -               3,244
   Loss on disposal of equipment                                        25                   -
 Changes in operating assets and liabilities:
      Accounts receivable                                           (1,092)             (1,430)
      Inventory                                                       (589)              2,018
      Prepaid expenses and other assets                               (726)               (204)
      Accounts payable                                                  65               2,389
      Accrued liabilities and other liabilities                         30                 685
                                                                  --------            --------
Net cash used in operating activities                               (8,959)             (5,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                    (1,341)               (373)
Purchases of marketable securities                                 (31,310)            (27,318)
Proceeds from sale of marketable securities                         42,750              12,974
                                                                  --------            --------
Net cash provided by (used in) investing activities                 10,099             (14,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                     -                 (56)
Repayments of long-term debt                                             -                 (65)
Issuance of common stock                                                 -                  20
                                                                  --------            --------
Net cash used in financing activities                                    -                (101)
                                                                  --------            --------


Net increase (decrease) in cash and cash equivalents                 1,140             (19,907)
Cash and cash equivalents at beginning of period                    24,343              63,102
                                                                  --------            --------

Cash and cash equivalents at end of period                        $ 25,483            $ 43,195
                                                                  ========            ========


Supplemental disclosures of cash flow information:
Interest paid                                                          $ -            $      5
Taxes paid                                                               -                 115


                             See accompanying notes.

                                 ANADIGICS, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                - MARCH 29, 2003

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

    The condensed, consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    The condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE

   Effective January 1, 2002, the Company completed the first of the required impairment tests of goodwill required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which was adopted as of that date. Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. As a result of completing the required test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $8,010 ($0.26 per share) representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value. The change modified the first quarter's previously reported net loss of $18,059 ($0.59 per share) to $26,069 ($0.85 per share).

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company adopted the provisions of FAS 143 effective January 1, 2003 and there was no impact on the financial statements.

    In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of FAS 146 for exit or disposal activities initiated during the period ended March 29, 2003.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirement of FIN 45 and there was no impact on the financial statements from the fair market value provisions. The Company provides for warranty obligations, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty costs for products sold during the period. Warranty reserve movements in the quarter included $54 in actual charges, $2 in additional provisions resulting in the balance of $321 at March 29, 2003.

    In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (FAS 148). FAS 148 amends Statement No. 123, Stock-Based Compensation,(FAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for periods ending after December 15, 2002 and have been incorporated as below.

    STOCK BASED COMPENSATION

    As permitted by FAS 123, the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

    The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

                                                        Three months ended
                                                   -----------------------------
                                                   March 29, 2003 March 30, 2002
                                                   -------------- --------------
Net loss, as reported ..........................     $  (12,241)    $  (26,069)
Stock based compensation expense under fair
  value reporting ..............................         (1,897)        (3,201)
                                                     ----------     ----------
Pro forma net loss .............................     $  (14,138)    $  (29,270)
                                                     ----------     ----------
Loss per share
Net loss, as reported
Basic ..........................................     $    (0.40)    $    (0.85)
Diluted ........................................     $    (0.40)    $    (0.85)

Pro forma net loss
Basic ..........................................     $    (0.46)    $    (0.96)
Diluted ........................................     $    (0.46)    $    (0.96)

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.


2. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                            March 29, 2003    December 31, 2002
                                            ---------------   -----------------

         Raw materials                       $     4,240        $    4,316
         Work in process                           9,650            10,080
         Finished goods                            6,868             6,015
                                             -----------        ----------
                                                  20,758            20,411
         Reserves                                 (6,892)           (7,134)
                                             -----------        ----------
         Total                               $    13,866        $   13,277
                                             -----------        ----------

3.   LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:


                                                                Three months ended
                                                          ---------------------------------
                                                          March 29, 2003     March 30, 2002
                                                          ---------------    --------------
Weighted average common shares
 outstanding used to calculate
 basic loss per share                                       30,674,033        30,570,828

Net effect of dilutive securities
 based upon the treasury stock method
 using an average market price                                       -*                -*
                                                          ------------       -----------
Weighted average common and
 dilutive securities outstanding
 used to calculate diluted loss
 per share                                                  30,674,033        30,570,828
                                                          ============       ===========


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

4.  REVENUE SOURCES

     The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                       Three months ended
                               ---------------------------------
                                 March 29, 2003    March 30, 2002
                               ----------------    --------------
Broadband                      $       7,512       $    10,502
Wireless                               8,575             9,019
                               -------------       -----------
    Total                      $      16,087       $    19,521
                               =============       ===========

     The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

                                    Three months ended
                              ---------------------------------
                              March 29, 2003     March 30, 2002
                              --------------     --------------
Asia                          $     4,719        $      7,465
U.S.A. and Canada                  10,464              10,451
Other                                 904               1,605
                              -----------        ------------
       Total                  $    16,087        $     19,521
                              ===========        ============

5. RESTRUCTURING CHARGES

     During the first quarter of 2003, the Company recorded restructuring charges of $625 pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminate approximately 19 operations and administrative positions to whom $122 of benefits were paid through March 29, 2003.

     During the first quarter of 2002, the Company recorded restructuring charges of $5,959 after curtailing certain fiber-optic research activities and consolidating facilities at its Warren headquarters. The restructuring charges included $2,185 for facilities consolidation costs and $3,244 for an impairment of certain leasehold improvements and research fixed assets. A charge of $530 was recorded for severance and related benefits of workforce reductions.

6. LONG-TERM DEBT

   On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("Convertible notes") due November 15, 2006. During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the Convertible notes. The outstanding notes are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually on May 15 and November 15 of each year.

7. SUBSEQUENT EVENTS

   On March 31, 2003, the Company acquired certain assets and liabilities of the wireless LAN power amplifier business of RF Solutions for an initial payment of $2,800 and contingent consideration, based on achieving certain revenue milestones over the next 12 months, of up to 3 million shares of the Company's common stock.

                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:


                                                               Three months ended
                                                        ---------------------------------
                                                        March 29, 2003     March 30, 2002
                                                        --------------     --------------
Net sales                                                    100.0%             100.0%
Cost of sales                                                100.0%              97.4%
                                                             -----              -----
Gross profit                                                   -                  2.6%
Research and development expenses                             44.5%              38.8%
Selling and administrative expenses                           28.0%              27.0%
Restructuring charges                                          3.9%              13.9%
Asset impairment charges                                       -                 16.6%
                                                             -----              -----
Operating loss                                               (76.4%)            (93.7%)
Interest income                                                6.3%               8.6%
Interest expense                                              (5.9%)             (7.4%)
Other income (expense)                                        (0.1%)              -
                                                             -----              -----
Loss before cumulative effect of accounting change           (76.1%)            (92.5%)
Cumulative effect of accounting change                         -                (41.0%)
                                                             -----              -----
Net loss                                                     (76.1%)           (133.5%)
                                                             =====              =====

FIRST QUARTER 2003 (ENDED MARCH 29, 2003) COMPARED TO FIRST QUARTER 2002 (ENDED MARCH 30, 2002)

     Net Sales. Net sales decreased 17.6% during the first quarter of 2003 to $16.1 million from $19.5 million in the first quarter of 2002.

     Sales of integrated circuits for Wireless applications decreased 4.9% during the first quarter of 2003 to $8.6 million from $9.0 million in the first quarter of 2002. The decrease in sales of integrated circuits for Wireless applications was primarily due to the continued decrease in sales of our TDMA power amplifiers. Offsetting the TDMA decline was a 30.6% increase in our CDMA module revenue that was driven by volume increases.

     Sales of integrated circuits for Broadband applications decreased 28.5% during the first quarter of 2003 to $7.5 million from $10.5 million in the first quarter of 2002. The decrease in sales of integrated circuits for Broadband applications was primarily due to decreased demand for our reverse amplifiers and converters used in digital set-top boxes and cable modems and to a lesser degree, a reduction in sales of integrated circuits for fiber optic applications.

    The decline in sales to the Asia region is due to a decline in Broadband and TDMA sales, which were partially offset by an increase in CDMA sales.

     Generally, selling prices for same product sales were lower during the first quarter of 2003 compared to the first quarter of 2002.

     GROSS MARGIN. Gross margin during the first quarter of 2003 declined to breakeven from 2.6% in the first quarter of 2002. The decrease in gross margin in 2003 was primarily due to the decrease in revenues, lower production and consequent lower absorption of fixed costs, which was partially offset by reductions in our manufacturing cost base.

     RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 5.6% during the first quarter of 2003 to $7.2 million from $7.6 million during the first quarter of 2002. The decrease was primarily attributable to $0.3 million of cost reduction initiative expenses recorded in the first quarter of 2002. As a percentage of sales, research and development expense increased to 44.5% in the first quarter of 2003 from 38.8% in the first quarter of 2002.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 14.4% during the first quarter of 2003 to $4.5 million from $5.3 million in the first quarter of 2002. The decrease in selling and administrative expenses was primarily due to lower compensation and professional fees following our restructuring initiatives of 2002 and the elimination of intangibles amortization in 2003. As a percentage of sales, selling and administrative expenses increased to 28.0% in the first quarter of 2003 from 27.0% in the first quarter of 2002.

     ASSET IMPAIRMENT AND RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2003, we recorded restructuring charges of $0.6 million pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminate approximately 19 positions in operations and administration to whom approximately $0.1 million of severance benefits were paid through March 29, 2003. The anticipated annual savings from these charges is expected to approximate $1.9 million.

     During the first quarter of 2002, we recorded restructuring charges of $6.0 million. As part of our cost reduction initiatives, we curtailed certain fiber-optic research activities and consolidated facilities at our Warren headquarters. The restructuring charges included $2.2 million for facilities consolidation costs and $3.2 million for an impairment of certain leasehold improvements and research fixed assets, which are no longer used in our ongoing business. A charge of $0.5 million was recorded for severance and related benefits of workforce reductions undertaken in the first quarter. The workforce reductions eliminated approximately 22 fiber research and marketing positions.

     INTEREST INCOME. Interest income decreased 39.7% to $1.0 million during the first quarter of 2003 from $1.7 million during the first quarter of 2002. The decrease of $0.7 million was primarily due to lower invested funds and was compounded by lower interest rates.

     INTEREST EXPENSE. Interest expense decreased 34.7% to $0.9 million during the first quarter of 2003 from $1.4 million during the first quarter of 2002. The decrease of $0.5 million is due to the lower outstanding balance of $66.7 million of our 5% Convertible notes, following their original $100.0 million issuance on November 27, 2001 and our partial repurchase and retirement in the third quarter of 2002.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Effective January 1, 2002, we completed the first of the required impairment tests of goodwill required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted as of that date. As a result of completing the required test, we recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $8.0 million representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 29, 2003, we had $25.5 million in cash and cash equivalents and $119.1 million in marketable securities. We had $66.7 million of interest-bearing debt outstanding as of March 29, 2003.

     Operating activities used $9.0 million in cash during the three-month period ended March 29, 2003. Investing activities, which consisted of purchases of equipment of $1.3 million and net sales of marketable securities of $11.4 million, provided $10.1 million of cash during the three month period ended March 29, 2003.

     As of March 29, 2003, we had purchase commitments of approximately $0.6 million for equipment, furniture and leasehold improvements.

     We believe that our existing sources of capital, including internally generated funds, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchasing our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. We adopted the provisions of FAS 143 effective January 1, 2003 and there was no impact on the financial statements.

   In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We adopted the provisions of FAS 146 for exit or disposal activities initiated during the period ended March 29, 2003.

   In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. We adopted the disclosure requirement of FIN 45 and there was no impact on the financial statements from the fair market value provisions. We provide for warranty obligations, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty costs for products sold during the period.

   In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (FAS 148). FAS 148 amends Statement No. 123, Stock-Based Compensation, (FAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for periods ending after December 15, 2002.

RISKS AND UNCERTAINTIES

     Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customers' forecasts of product demand, timely product and process development and protection of the associated intellectual property rights, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly and test services needed for production of integrated circuits, change in economic conditions of the various markets we serve, as well as the other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 2002 and the Registration Statement on Form S-3 (Registration No. 333-75040). These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities, commercial paper and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss would be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

     Our Convertible notes bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed.


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

     The management of the Company, including the President and Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recently completed evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 ANADIGICS, Inc.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   ANADIGICS is a party to litigation arising out of the operation of its business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc., pursuant to 18 U.S.C. 1350.

         99.2 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc., pursuant to 18 U.S.C. Section 1350.

(b)     Reports on Form 8-K during the quarter ended March 29, 2003.

        None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ANADIGICS, INC.


                                              By: /s/ Thomas C. Shields
                                                  -----------------------------
                                                  Thomas C. Shields
                                                  Senior Vice President
                                                  and Chief Financial Officer


Dated: April 30, 2003

                                  CERTIFICATION

I, Bami Bastani, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: April 30, 2003

                                            By: /s/ Bami Bastani
                                                --------------------------------
                                                Bami Bastani
                                                President and
                                                Chief Executive Officer

                                  CERTIFICATION

I, Thomas Shields, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: April 30, 2003
                                          By: /s/ Thomas C. Shields
                                              --------------------------------
                                              Thomas C. Shields
                                              Senior Vice President
                                              and Chief Financial Officer