Form 10-Q
period 2003-06-28
ANADIGICS INC
filed 2003-07-29
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003.

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


The number of shares outstanding of the Registrant's common stock as of July 28, 2003 was 30,674,033.

                                      INDEX

                                 ANADIGICS, Inc.

Part.  I.         Financial Information

Item 1.           Financial Statements (unaudited)

                  Condensed consolidated balance sheets - June 28, 2003 and December 31, 2002.

                  Condensed consolidated statements of operations and comprehensive loss - Three and six months ended June 28, 2003 and June 29, 2002.

                  Condensed consolidated statements of cash flows - Six months ended June 28, 2003 and June 29, 2002.

                  Notes to condensed consolidated financial statements - June 28, 2003.

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

                  Signatures

                  Certifications

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 ANADIGICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                            June 28, 2003        December 31, 2002
                                                            ---------------      -----------------
                                                             (unaudited)             (Note 1)

                         ASSETS

Current assets:
   Cash and cash equivalents                                    $  24,992             $ 24,343
   Marketable securities                                           70,675               74,038
   Accounts receivable                                             10,019                9,016
   Inventories                                                     12,660               13,277
   Prepaid expenses and other current assets                        3,797                4,600
                                                                ---------            ---------
Total current assets                                              122,143              125,274

Marketable securities                                              39,440               57,137
Property and equipment:
   Equipment and furniture                                        124,500              123,328
   Leasehold improvements                                          38,378               37,473
   Projects in process                                              5,280                5,371
                                                                ---------            ---------
                                                                  168,158              166,172
   Less accumulated depreciation and amortization                 106,671               97,572
                                                                ---------            ---------
                                                                   61,487               68,600
Goodwill and other intangibles, net of amortization                 1,280                    -
Other assets                                                        4,115                4,660
                                                                ---------            ---------
Total assets                                                    $ 228,465            $ 255,671
                                                                ---------            ---------
                                                                ---------            ---------
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   6,449           $    7,434
   Accrued liabilities                                              4,776                4,733
   Accrued restructuring costs                                      2,525                2,956
   Current maturities of capital lease obligations                    113                    -
                                                                ---------            ---------
Total current liabilities                                          13,863               15,123

Long-term debt, less current portion                               66,700               66,700
Other long-term liabilities                                         2,918                2,760

Commitments and contingencies

Stockholders' equity
   Common stock, $0.01 par value, 144,000,000 shares
      authorized, 30,674,033 issued and outstanding at
      June 28, 2003 and December 31, 2002                             307                  307
     Additional paid-in capital                                   334,169              334,162
     Accumulated deficit                                         (190,136)            (164,124)
     Accumulated other comprehensive income                           644                  743
                                                                ---------            ---------
   Total stockholders' equity                                     144,984              171,088
                                                                ---------            ---------
Total liabilities and stockholders' equity                      $ 228,465            $ 255,671
                                                                =========            =========

                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                Three months ended                     Six months ended
                                         --------------------------------     -------------------------------
                                          June 28, 2003     June 29, 2002      June 28, 2003     June 29, 2002
                                         ---------------    -------------     ---------------    -------------
                                                     (unaudited)                         (unaudited)

Net sales                                $     18,037       $     23,021      $     34,124       $     42,542
Cost of sales                                  17,430             18,832            33,509             37,837
                                         ------------       ------------      ------------       ------------
Gross profit                                      607              4,189               615              4,705
Research and development expenses               8,170              7,699            15,327             15,277
Selling and administrative expenses             4,450              5,656             8,968             10,935
Restructuring charges                            --                 --                 625              2,715
Asset impairment charges                         --                 --                --                3,244
Purchased in-process R&D                        1,690               --               1,690                 --
                                         ------------       ------------      ------------       ------------
Operating loss                                (13,703)            (9,166)          (25,995)           (27,466)
Interest income                                   874              1,735             1,887              3,416
Interest expense                                 (940)            (1,422)           (1,881)            (2,864)
Other (expense) income                             (2)              --                 (23)                 2
                                         ------------       ------------      ------------       ------------
Loss before cumulative effect
 of accounting change                         (13,771)            (8,853)          (26,012)           (26,912)
Cumulative effect of accounting change           --                 --                --               (8,010)
                                         ------------       ------------      ------------       ------------
Net loss                                 $    (13,771)      $     (8,853)     $    (26,012)      $    (34,922)
                                         ============       ============      ============       ============

Basic and diluted loss per share

Loss before cumulative effect
 of accounting change                    $      (0.45)      $      (0.29)     $      (0.85)     $      (0.88)

Net loss                                 $      (0.45)      $      (0.29)     $      (0.85)     $      (1.14)

Weighted average common and
  dilutive securities outstanding          30,674,033         30,579,575        30,674,033        30,575,202


             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)

                                                Three months ended                     Six months ended
                                         --------------------------------     -------------------------------
                                          June 28, 2003     June 29, 2002      June 28, 2003     June 29, 2002
                                         ---------------    -------------     ---------------    -------------
                                                     (unaudited)                         (unaudited)

Net loss                                  $ (13,771)         $  (8,853)        $  (26,012)        $   (34,922)
Unrealized (loss) gain on
   marketable securities                        (98)               762               (127)               (203)
Foreign currency translation
   adjustment                                     7                 33                 13                 (22)

Reclassification adjustment:
Net realized (gain) loss previously
  in other comprehensive income                   3                (10)                15                  21
                                          -----------        -----------        -----------      -------------
Comprehensive loss                        $ (13,859)         $  (8,068)         $ (26,111)       $    (35,126)
                                          ===========        ===========        ===========      =============

                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   Six months ended
                                                           ---------------------------------
                                                            June 28, 2003     June 29, 2002
                                                           ---------------    --------------
                                                             (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (26,012)      $   (34,922)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Cumulative effect of accounting change                              -             8,010
   Depreciation                                                    9,361             9,906
   Amortization                                                      631             1,127
   Amortization of premium on marketable securities                1,146             1,123
   Purchased in-process R&D                                        1,690                 -
   Impairment of long-lived assets                                     -             3,244
   Loss on disposal of equipment                                      27                 -
 Changes in operating assets and liabilities:
      Accounts receivable                                           (851)           (1,436)
      Inventory                                                      618            (1,519)
      Prepaid expenses and other assets                              836               578
      Accounts payable                                            (1,291)            1,597
      Accrued liabilities and other liabilities                     (405)              179
                                                             -----------       -----------
Net cash used in operating activities                            (14,250)          (12,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                  (1,912)           (1,662)
Acquisition of business                                           (2,933)                -
Purchases of marketable securities                               (58,205)          (52,400)
Proceeds from sale of marketable securities                       77,993            28,893
                                                             -----------       -----------
Net cash provided by (used in) investing activities               14,943           (25,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                 (44)              (94)
Repayments of long-term debt                                           -              (131)
Issuance of common stock                                               -               108
                                                             -----------       -----------
Net cash used in financing activities                                (44)             (117)
                                                             -----------       -----------


Net increase (decrease) in cash and cash equivalents                 649           (37,399)
Cash and cash equivalents at beginning of period                  24,343            63,102
                                                             -----------       -----------

Cash and cash equivalents at end of period                   $    24,992       $    25,703
                                                             ===========       ===========

Supplemental disclosures of cash flow information:
Interest paid                                                    $ 1,668            $2,342
Taxes paid                                                             -               118


                             See accompanying notes.

                                 ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JUNE 28, 2003

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

   In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of FAS 146 for exit or disposal activities initiated after January 1, 2003.

   In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirement of FIN 45 and there was no impact on the financial statements from the fair market value provisions. The Company provides for warranty obligations, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty costs for products sold during the period. Warranty reserve movements in the six months included $145 in actual charges and $(116) in provisions resulting in the balance of $107 at June 28, 2003.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for fiscal years beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations and cash flows.

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

   The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:


                                             Three months ended                  Six months ended
                                        ----------------------------      -----------------------------
                                        June 28, 2003  June 29, 2002      June 28, 2003   June 29, 2002
                                        -------------  -------------      -------------   -------------

Net loss, as reported                      $ (13,771)     $  (8,853)       $(26,012)        $(34,922)
Stock based compensation expense
   under fair value reporting                 (1,774)        (3,316)         (3,671)          (6,517)
Pro-forma net loss                           (15,545)       (12,169)        (29,683)         (41,439)


Basic and diluted net loss per share
Net loss, as reported                        $ (0.45)       $ (0.29)        $ (0.85)         $ (1.14)
Pro-forma net loss                           $ (0.51)       $ (0.40)        $ (0.97)         $ (1.36)

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current year presentation.


2. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                           June 28, 2003     December 31, 2002
                                          ---------------   ------------------

         Raw materials                     $     4,190          $    4,316
         Work in process                         9,507              10,080
         Finished goods                          5,373               6,015
                                           -----------          ----------
                                                19,070              20,411
         Reserves                               (6,410)             (7,134)
                                           -----------          ----------
         Total                             $    12,660          $   13,277
                                           ===========          ==========

3. LOSS PER SHARE

   The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:


                                            Three months ended                  Six months ended
                                      ------------------------------      -----------------------------
                                      June 28, 2003    June 29, 2002      June 28, 2003   June 29, 2002
                                      -------------    -------------      -------------   -------------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share              30,674,033        30,579,575        30,674,033       30,575,202

Net effect of dilutive securities
  based upon the treasury stock
  method using an average market
  price                                         -*                -*                -*               -*
                                      -------------     -------------     -------------     ------------
Weighted average common and
  dilutive securities outstanding
  used to calculate diluted
  earnings per share                    30,674,033        30,579,575        30,674,033       30,575,202
                                      =============     =============     =============     ============

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.


   On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expires on August 4, 2003, the Company will accept for cancellation options to purchase shares of common stock having an exercise price of greater than $10.00. On or about February 6, 2004, participating employees will receive one new option for every three options cancelled. The new options will have an exercise price equal to the closing sale price of the Company's common stock on that date and will fully vest one year thereafter.


4. REVENUE SOURCES

   The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:


                                        Three months ended                  Six months ended
                                  ------------------------------      -----------------------------
                                  June 28, 2003    June 29, 2002      June 28, 2003   June 29, 2002
                                  -------------    -------------      -------------   -------------
Broadband                         $       9,038    $       9,924      $      16,550    $     20,426
Wireless                                  8,999           13,097             17,574          22,116
                                  -------------    -------------      -------------   -------------
       Total                      $      18,037    $      23,021      $      34,124    $     42,542
                                  =============    =============      =============   =============

   The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

                                       Three months ended                   Six months ended
                                  ------------------------------      -----------------------------
                                  June 28, 2003    June 29, 2002      June 28, 2003    June 29, 2002
                                  -------------    -------------      -------------    ------------
Asia                              $       6,261    $       8,312      $      10,980    $     15,777
U.S.A. and Canada                        10,369           13,427             20,833          23,878
Other                                     1,407            1,282              2,311           2,887
                                  -------------    -------------      -------------    ------------
       Total                      $      18,037    $      23,021      $      34,124    $     42,542
                                  =============    =============      =============    ============


5. RESTRUCTURING CHARGES

   During the first quarter of 2003, the Company recorded restructuring charges of $625 pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminated approximately 19 operations and administrative positions to whom $395 of benefits were paid through June 28, 2003.

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

7. ACQUISITION OF RF SOLUTIONS' POWER AMPLIFIER BUSINESS

   On March 31, 2003, the Company acquired certain assets and liabilities of the wireless LAN ("WLAN") power amplifier business of RF Solutions ("RFS"). The RFS acquisition was a strategic initiative that allows the Company to participate in the emerging and fast-growing WLAN market with a depth of experienced design personnel and cutting-edge products. The acquisition was accounted for using the purchase method of accounting. The results of operations for RFS are included in the results of operations of the Company from the date of purchase. There are no significant differences between the accounting policies of the Company and RFS.

   The Company paid cash purchase consideration on March 31, 2003 of $2,800 and may be required to issue up to 3 million shares of the Company's common stock as contingent consideration, based on the achievement of certain revenue milestones over the 12 months ending March 31, 2004. Any contingent shares would be issued as the revenue milestones are acheived. The Company incurred $133 in acquisition-related costs. The fixed acquisition cost of $2,933 was allocated to the assets acquired and liabilities assumed, based on their fair values (as determined by an appraisal) as follows:

         Fair value of tangible assets               $  479
         Fair value of liabilities assumed             (527)
         In-process research and development          1,690
         Process technology                             169
         Goodwill                                     1,122
         Total purchase price                        $2,933

   The contingent purchase consideration of up to 3 million shares of the Company's common stock may be payable if certain sales targets are reached over the twelve months ending March 31, 2004. Any additional purchase consideration would increase the goodwill attributed to RFS. The Company is unable to assess the probability of any contingent purchase consideration that may be due and has therefore excluded it from the fair value allocation. The Company recorded a charge of $1,690 representing the fair value of certain acquired research and development projects relating to dual band, high gain and modules applications for Wireless LAN that were determined to have not reached technological feasibility and do not have alternative future uses. The fair value of such projects was determined based on discounted net cash flows. These cash flows were based upon management's estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounted for the time value of money, as well as the risks of realization of cash flows.

   The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and six months ended June 28, 2003 and June 29, 2002, as if the acquisition of RFS had occurred on December 31, 2001 and after giving effect to purchase accounting adjustments. The charge for purchased in-process research and development is not included in the pro-forma results, because it is non-recurring.


                                               Three months ended                  Six months ended
                                         ------------------------------      -----------------------------
                                         June 28, 2003    June 29, 2002      June 28, 2003   June 29, 2002
                                         -------------    -------------      -------------   -------------

Pro-forma revenue                          $  18,037         $ 23,060           $ 34,483        $ 42,603
Pro-forma net loss before cumulative
   effect of accounting change             $ (12,081)        $(10,700)          $(25,790)       $(30,366)
Pro-forma net loss                         $ (12,081)        $(10,700)          $(25,790)       $(38,376)


Basic and diluted net loss per share
Pro-forma net loss before cumulative
   effect of accounting change               $ (0.39)        $ (0.35)            $ (0.84)        $ (0.99)
Pro-forma net loss                           $ (0.39)        $ (0.35)            $ (0.84)        $ (1.25)



   These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                Three months ended                  Six months ended
                                          ------------------------------      -----------------------------
                                          June 28, 2003    June 29, 2002      June 28, 2003   June 29, 2002
                                          -------------    -------------      -------------   -------------
                                                   (unaudited)                         (unaudited)
Net sales                                     100.0%           100.0%             100.0%          100.0%
Cost of sales                                  96.6             81.8               98.2            88.9
                                          ----------       ----------         ----------       ---------
Gross profit (loss)                             3.4             18.2                1.8            11.1
Research and development expenses              45.3             33.4               44.9            35.9
Selling and administrative expenses            24.7             24.6               26.3            25.7
Restructuring charge                              -                -                1.8             6.4
Asset impairment charge                           -                -                  -             7.6
Purchased in-process R&D                        9.4                -                5.0                -
                                          ----------       ----------         ----------       ---------
Operating loss                                (76.0)           (39.8)             (76.2)          (64.5)

Interest income                                 4.8              7.5                5.5             8.0
Interest expense                               (5.2)            (6.2)              (5.5)           (6.7)
Other income (expense)                            -                -                  -               -
                                          ----------       ----------         ----------       ---------
Loss before cumulative effect
 of accounting change                         (76.4)           (38.5)             (76.2)          (63.2)
Cumulative effect of accounting change            -                -                  -           (18.9)
                                          ----------       ----------         ----------       ---------
Net loss                                     (76.4%)          (38.5%)            (76.2%)         (82.1%)
                                          ==========       ==========         ==========       =========


   NET SALES. Net sales decreased 21.6% during the second quarter of 2003 to $18.0 million from $23.0 million in the second quarter of 2002. For the six months ended June 28, 2003, net sales were $34.1 million, a 19.8% decrease from net sales of $42.5 million for the six months ended June 29, 2002.

   Sales of integrated circuits for Wireless applications decreased 31.3% during the second quarter of 2003 to $9.0 million from $13.1 million in the second quarter of 2002. For the six months ended June 28, 2003, net sales of integrated circuits for Wireless applications decreased 20.5% to $17.6 million from $22.1 million in the six-month period ended June 29, 2002. The decrease in sales of integrated circuits for Wireless applications during the second quarter was primarily due to a production ramp of CDMA power amplifiers by one of our customers in the prior year quarter. The six month decrease is primarily attributable to the continued decrease in sales of our TDMA power amplifiers.

   Sales of integrated circuits for Broadband applications decreased 8.9% during the second quarter of 2003 to $9.0 million from $9.9 million in the second quarter of 2002. For the six months ended June 28, 2003, net sales of integrated circuits for Broadband applications decreased 19.0% to $16.5 million from $20.4 million in the six-month period ended June 29, 2002. Sales for the three and six month periods ended June 28, 2003 decreased despite the inclusion of Wireless LAN sales following the acquisition of RF Solutions' ("RFS") power amplifier business on March 31, 2003. The decrease in sales of integrated circuits for Broadband applications was primarily due to decreased demand for our reverse amplifiers and converters used in digital set-top boxes and cable modems and to a lesser degree, a reduction in sales of integrated circuits for fiber optic applications.

   Generally, selling prices for same product sales were lower during the second quarter of 2003 compared to the second quarter of 2002.

   GROSS MARGIN. Gross margin during the second quarter of 2003 declined to 3.4% from 18.2% in the second quarter of 2002. For the six months ended June 28, 2003, gross margin decreased to 1.8% from 11.1% for the six months ended June 29, 2002. The decrease in gross margin in 2003 was primarily due to the decrease in revenues, lower production and consequent lower absorption of fixed costs, which was partially offset by reductions in our manufacturing cost base.

   RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 6.1% during the second quarter of 2003 to $8.2 million from $7.7 million during the second quarter of 2002. Company sponsored research and development expense was flat with the prior year during the six-month period ended June 28, 2003 at $15.3 million. The increase in the second quarter of 2003 was due to the inclusion of the operations of RFS following its acquisition on March 31, 2003. As a percentage of sales, research and development expense increased to 45.3% in the second quarter of 2003 from 33.4% in the second quarter of 2002 and 44.9% and 35.9% in the six months of 2003 and 2002, respectively.

   SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 21.3% during the second quarter of 2003 to $4.4 million from $5.7 million in the second quarter of 2002. The decrease in selling and administrative expenses was primarily due to lower compensation and operating costs following our restructuring initiatives of 2002 and the first quarter of 2003. As a percentage of sales, selling and administrative expenses increased slightly to 24.7% in the second quarter of 2003 from 24.6% in the second quarter of 2002. Selling and administrative expenses decreased 18.0% during the six-month period ended June 28, 2003 to $9.0 million from $10.9 million in the six-month period ended June 29, 2002. As a percentage of sales, selling and administrative expenses increased to 26.3% during the six-month period ended June 28, 2003 from 25.7% in the six-month period ended June 29, 2002.

   ASSET IMPAIRMENT AND RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2003, we recorded restructuring charges of $0.6 million pertaining to severance and related benefits of workforce reductions undertaken in that quarter. The workforce reductions eliminated approximately 19 positions in operations and administration to whom approximately $0.4 million of severance benefits were paid through June 28, 2003. The anticipated annual savings from these charges is expected to approximate $1.9 million.

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

   PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company expensed purchased in-process research and development costs of $1.7 million as a result of the RFS acquisition on March 31, 2003. The charge represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and do not have alternative future uses.

   INTEREST INCOME. Interest income decreased 49.6% to $0.9 million during the second quarter of 2003 from $1.7 million during the second quarter of 2002. For the six months ended June 28, 2003, interest income decreased 44.8% to $1.9 million from $3.4 million in the six-month period ended June 29, 2002. The decreases were primarily due to lower invested funds and were compounded by lower interest rates.

   INTEREST EXPENSE. Interest expense decreased 33.9% to $0.9 million during the second quarter of 2003 from $1.4 million during the second quarter of 2002. For the six months ended June 28, 2003, interest expense decreased 34.3% to $1.9 million from $2.9 million in the six-month period ended June 29, 2002. The decreases were due to the lower outstanding balance of $66.7 million of our 5% Convertible notes, following their original $100.0 million issuance on November 27, 2001 and our partial repurchase and retirement in the third quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

   As of June 28, 2003, we had $25.0 million in cash and cash equivalents and $110.1 million in marketable securities. We had $66.7 million of interest-bearing debt outstanding as of June 28, 2003.

   Operating activities used $14.3 million in cash during the six-month period ended June 28, 2003. Investing activities, which consisted of net sales of marketable securities of $19.7 million, partially offset by purchases of equipment of $1.9 million and $2.9 million paid upon the acquisition of RFS' power amplifier business, provided $14.9 million of cash during the six-month period ended June 28, 2003.

   As of June 28, 2003, we had purchase commitments of approximately $0.5 million for equipment, furniture and leasehold improvements.

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

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for fiscal years beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position, results of operations and cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


   The Company held its annual meeting of stockholders on May 22, 2003 at which the Company's stockholders voted on:

   (a) The election of two Class II Directors of the Company to hold office until 2006.

   (b) The ratification of the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending December 31, 2003

   (c) To approve an amendment to the 1995 Long Term Incentive and Share Award Plan to increase the number of shares issuable thereunder by 1,000,000 to 5,912,500.

   (d) The approval of a one-time stock option retention grant issuable to the Chairman of the Board and each of the outside members of the Board of Directors in the amount of 30,000 shares per Director (with a 3 year vesting schedule).

The four matters listed above were voted upon and approved by the shareholders of the Company as follows:

   (a) The election of Paul Bachow as a Class II Director was approved by holders of 26,840,438 shares of the Company's outstanding capital stock. Holders of 1,463,877 shares withheld from voting on such election. The election of Bami Bastani as a Class II Director was approved by holders of 26,678,825 shares of the Company's outstanding capital stock. Holders of 1,625,490 shares withheld from voting on such election.

   (b) The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of 27,525,786 shares of the Company's outstanding capital stock. Holders of 745,575 shares voted against the ratification, and holders of 32,954 shares abstained from voting on such ratification.

   (c) The approval of the increase of shares issuable under the 1995 Long Term Incentive and Share Award Plan to 5,912,500 was approved by holders of 15,510,872 shares of the Company's outstanding capital stock. Holders of 11,412,391 shares voted against the ratification, and holders of 1,381,052 shares abstained from voting on such ratification.

   (d) The approval of a one-time stock option retention grant issuable to the Chairman of the Board and each of the outside members of the Board of Directors was approved by holders of 15,846,672 shares of the Company's outstanding capital stock. Holders of 11,066,381 shares voted against the ratification, and holders of 1,391,262 shares abstained from voting on such ratification.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      99.1 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc., pursuant to 18 U.S.C. 1350.

      99.2 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc., pursuant to 18 U.S.C. Section 1350.

   (b) Reports on Form 8-K during the quarter ended June 28, 2003.

      On April 4, 2003, the Company filed a current report on Form 8-K reporting that on March 31, 2003, Anadigics Acquisition Corp., a wholly owned subsidiary of the Company, acquired certain assets of RF Solutions, Inc., a privately held fabless supplier of Wireless Local Area Network semiconductor products.

      On April 16, 2003, the Company filed a current report on Form 8-K reporting that a press release was issued regarding the Company's financial results for the first quarter of 2003.

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


Dated: July 29, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date: July 29, 2003                               By:    /s/ Bami Bastani
                                                         -----------------------
                                                         Bami Bastani
                                                         President and
                                                         Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:    July 29, 2003                        By:    /s/ Thomas C. Shields
                                                     ---------------------------
                                                     Thomas C. Shields
                                                     Senior Vice President
                                                     and Chief Financial Officer