Form 10-Q
period 2003-09-27
ANADIGICS INC
filed 2003-11-03
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003.

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


The number of shares outstanding of the Registrant's common stock as of October 31, 2003 was 30,674,033.

                                      INDEX

                                 ANADIGICS, Inc.

               Part. I.       Financial Information

               Item 1.        Financial Statements (unaudited)

                              Condensed consolidated balance sheets -
                              September 27, 2003 and December 31, 2002.

                              Condensed consolidated statements of operations and comprehensive loss - Three and nine months ended September 27, 2003 and September 28, 2002.

                              Condensed consolidated statements of cash flows - Nine months ended September 27, 2003 and September 28, 2002.

                              Notes to condensed consolidated financial statements - September 27, 2003.

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

               Item 6.        Exhibits and Reports on Form 8-K

                              Signatures

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                         September 27, 2003      December 31, 2002
                                                         ------------------      -----------------
                                                            (unaudited)               (Note 1)
                         ASSETS

Current assets:
   Cash and cash equivalents                                    $  14,945            $  24,343
   Marketable securities                                           69,991               74,038
   Accounts receivable                                             10,879                9,016
   Inventories                                                     11,327               13,277
   Prepaid expenses and other current assets                        3,457                4,600
                                                                ---------            ---------
Total current assets                                              110,599              125,274

Marketable securities                                              43,363               57,137
Property and equipment:
   Equipment and furniture                                        126,366              123,328
   Leasehold improvements                                          38,413               37,473
   Projects in process                                              3,659                5,371
                                                                ---------            ---------
                                                                  168,438              166,172
   Less accumulated depreciation and amortization                 111,174               97,572
                                                                ---------            ---------
                                                                   57,264               68,600
Goodwill and other intangibles, net of amortization                 1,351                    -
Other assets                                                        3,871                4,660
                                                                ---------            ---------
Total assets                                                    $ 216,448            $ 255,671
                                                                =========            =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   8,248            $   7,434
   Accrued liabilities                                              4,367                4,733
   Accrued restructuring costs                                      2,103                2,956
   Current maturities of capital lease obligations                     96                    -
                                                                ---------            ---------
Total current liabilities                                          14,814               15,123

Long-term debt, less current portion                               66,700               66,700
Other long-term liabilities                                         2,913                2,760

Commitments and contingencies

Stockholders' equity
   Common stock, $0.01 par value, 144,000,000 shares authorized,
      30,674,033 issued and outstanding at September 27, 2003
        and December 31, 2002                                         307                  307
Additional paid-in capital                                        334,170              334,162
     Accumulated deficit                                         (202,764)            (164,124)
Accumulated other comprehensive income                                308                  743
                                                                ---------            ---------
   Total stockholders' equity                                     132,021              171,088
                                                                ---------            ---------
Total liabilities and stockholders' equity                      $ 216,448            $ 255,671
                                                                =========            =========


                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   Three months ended                    Nine months ended
                                            --------------------------------      -------------------------------
                                             Sept. 27, 2003   Sept. 28, 2002      Sept. 27, 2003   Sept. 28, 2002
                                             --------------   --------------      --------------   --------------
                                                       (unaudited)                          (unaudited)
Net sales                                       $    17,750      $    21,288         $    51,874      $    63,830
Cost of sales                                        17,690           21,225              51,199           59,062
                                                -----------      -----------         -----------      -----------
Gross profit                                             60               63                 675            4,768
Research and development expenses                     7,937            7,586              23,264           22,863
Selling and administrative expenses                   4,735            5,463              13,703           16,398
Restructuring and other charges                           -            2,286                 625            5,001
Asset impairment charges                                  -            3,087                   -            6,331
Goodwill impairment charge                                -            8,043                   -            8,043
Purchased in-process R&D                                  -                -               1,690                -
                                                -----------      -----------         -----------      -----------
Operating loss                                      (12,612)         (26,402)            (38,607)         (53,868)
Interest income                                         741            1,543               2,628            4,959
Interest expense                                       (940)          (1,307)             (2,821)          (4,171)
Impairment on investment                                  -             (390)                  -             (390)
Gain on repurchase of Convertible notes                   -           12,581                   -           12,581
Other income (expense)                                  183               (5)                160               (3)
                                                -----------      -----------         -----------      -----------
Loss before cumulative effect
 of accounting change                               (12,628)         (13,980)            (38,640)         (40,892)
Cumulative effect of accounting change                    -                -                   -           (8,010)
                                                -----------      -----------         -----------      -----------
Net loss                                        $   (12,628)     $   (13,980)        $   (38,640)     $   (48,902)
                                                ===========      ===========         ===========      ===========

Basic and diluted loss per share

Loss before cumulative effect
 of accounting change                           $     (0.41)     $     (0.46)        $     (1.26)     $    (1.34)

Net loss                                        $     (0.41)     $     (0.46)        $     (1.26)     $    (1.60)

Weighted average common and
  dilutive securities outstanding                30,674,033       30,585,540          30,674,033       30,578,630



             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)


                                       Three months ended                   Nine months ended
                                --------------------------------     --------------------------------
                                Sept. 27, 2003    Sept. 28, 2002      Sept. 27, 2003   Sept. 28, 2002
                                --------------    --------------     ---------------   --------------
                                          (unaudited)                          (unaudited)
Net loss                             $ (12,628)      $  (13,980)        $  (38,640)      $   (48,902)
Unrealized (loss) gain on
   marketable securities                  (341)             457               (468)              254
Foreign currency translation
   adjustment                                5                1                 18               (21)

Reclassification adjustment:
Net realized (gain) loss previously
  in other comprehensive income              -              (96)                15               (75)
                                    ----------      -----------         ----------      ------------
Comprehensive loss                  $  (12,964)     $   (13,618)        $  (39,075)     $    (48,744)
                                    ==========      ===========         ==========      ============


                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  Nine months ended
                                                          --------------------------------
                                                          Sept. 27, 2003    Sept. 28, 2002
                                                          --------------    --------------
                                                            (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (38,640)      $   (48,902)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Cumulative effect of accounting change                              -             8,010
   Depreciation                                                   13,902            14,891
   Amortization                                                      957             1,715
   Goodwill impairment charge                                          -             8,043
   Gain on repurchase of Convertible notes                             -           (12,581)
   Amortization of premium on marketable securities                1,786             1,659
   Purchased in-process R&D                                        1,690                 -
   Impairments of long lived assets and investments                    -             6,721
   Loss on disposal of equipment                                      26                 -
 Changes in operating assets and liabilities:
      Accounts receivable                                         (1,711)           (2,401)
      Inventory                                                    1,951             1,653
      Prepaid expenses and other assets                            1,044             1,774
      Accounts payable                                               481                54
      Accrued liabilities and other liabilities                   (1,063)            1,109
                                                             -----------       -----------
Net cash used in operating activities                            (19,577)          (18,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                  (2,297)           (3,756)
Acquisition of business                                           (3,015)                -
Purchases of marketable securities                               (79,180)          (77,134)
Proceeds from sale of marketable securities                       94,747            74,889
                                                             -----------       -----------
Net cash provided by (used in) investing activities               10,255            (6,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                 (76)              (94)
Repayments of long-term debt                                           -              (198)
Repurchase of Convertible notes                                        -           (19,828)
Issuance of common stock                                               -               108
                                                             -----------       -----------
Net cash used in financing activities                                (76)          (20,012)
                                                             -----------       -----------


Net increase (decrease) in cash and cash equivalents              (9,398)          (44,268)
Cash and cash equivalents at beginning of period                  24,343            63,102
                                                             -----------       -----------

Cash and cash equivalents at end of period                   $    14,945       $    18,834
                                                             ===========       ===========


Supplemental disclosures of cash flow information:
Interest paid                                                    $ 1,668            $2,881
Taxes paid                                                             -               118


                             See accompanying notes.

                                 ANADIGICS, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 SEPT. 27, 2003

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

  INCOME TAXES

   The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.

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

   In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirement of FIN 45 and there was no impact on the financial statements from the fair market value provisions. The Company provides for warranty obligations, by a current charge to income, an amount we estimate, by examining historical returns and other information we deem critical, will be needed to cover future warranty costs for products sold during the period. Warranty reserve movements in the nine months included $234 in actual charges and $10 in provisions resulting in the balance of $144 at September 27, 2003.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for fiscal years beginning after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations and cash flows.

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

   The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

                                         Three months ended                  Nine months ended
                                   ------------------------------      -----------------------------
                                   Sept. 27, 2003  Sept. 28, 2002      Sept. 27, 2003  Sept. 28, 2002
                                   --------------  --------------      --------------  --------------
Net loss, as reported                  $ (12,628)      $ (13,980)          $ (38,640)      $ (48,902)
Stock based compensation expense
   under fair value reporting             (1,510)         (2,078)             (5,181)         (8,595)
Pro-forma net loss                       (14,138)        (16,058)            (43,821)        (57,497)


Basic and diluted net loss per share
Net loss, as reported                  $   (0.41)      $   (0.46)          $   (1.26)      $   (1.60)
Pro-forma net loss                     $   (0.46)      $   (0.53)          $   (1.43)      $   (1.88)

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current year presentation.


2. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                            Sept. 27, 2003     December 31, 2002
                                            --------------     -----------------

         Raw materials                          $     3,247        $    4,316
         Work in process                              9,601            10,080
         Finished goods                               4,175             6,015
                                                -----------        ----------
                                                     17,023            20,411
         Reserves                                    (5,696)           (7,134)
                                                -----------        ----------
      Total                                     $    11,327        $   13,277
                                                ===========        ==========

3. LOSS PER SHARE

   The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

                                              Three months ended                    Nine months ended
                                        -------------------------------      ------------------------------
                                        Sept. 27, 2003   Sept. 28, 2002      Sept. 27, 2003  Sept. 28, 2002
                                        --------------   --------------      --------------  --------------
Weighted average common shares
   outstanding used to calculate
   basic earnings per share                30,674,033       30,585,540          30,674,033      30,578,630

Net effect of dilutive securities
   based upon the treasury stock
   method using an average market
   price                                              -*               -*                  -*              -*
                                           ----------       ----------          ----------      ----------
Weighted average common and
   dilutive securities outstanding
   used to calculate diluted
   earnings per share                      30,674,033       30,585,540          30,674,033      30,578,630
                                           ==========       ==========          ==========      ==========

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

   On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,673,931 shares of common stock having a weighted average exercise price of $19.49. On or about February 6, 2004, participating employees will receive one new option for every three options cancelled. The new options will have an exercise price equal to the closing sale price of the Company's common stock on that date and will fully vest one year thereafter. As of September 27, 2003, options issuable under this program are 557,954.


4. REVENUE SOURCES

   The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

                                         Three months ended                   Nine months ended
                                  -------------------------------      ------------------------------
                                  Sept. 27, 2003   Sept. 28, 2002      Sept. 27, 2003   Sept 28, 2002
                                  --------------   --------------      --------------   -------------
Broadband                          $      8,267     $     10,263       $      24,817    $     30,689
Wireless                                  9,483           11,025              27,057          33,141
                                   ------------     ------------       -------------    ------------
       Total                       $     17,750     $     21,288       $      51,874    $     63,830
                                   ============     ============       =============    ============

   The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

                                         Three months ended                  Nine months ended
                                  --------------------------------     ------------------------------
                                   Sept. 27, 2003   Sept. 28, 2002     Sept. 27, 2003   Sept 28, 2002
                                  ---------------   --------------     --------------   -------------
Asia                               $       8,662    $       9,842      $      19,642    $     25,619
U.S.A. and Canada                          6,995            9,982             27,828          33,860
Other                                      2,093            1,464              4,404           4,351
                                   -------------    -------------      -------------    ------------
       Total                       $      17,750    $      21,288      $      51,874    $     63,830
                                   =============    =============      =============    ============


5. RESTRUCTURING, IMPAIRMENT and OTHER CHARGE

During the first quarter of 2003, the Company recorded restructuring charges of $625 pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminated approximately 19 operations and administrative positions to whom $534 of benefits were paid through September 27, 2003. During the nine months ended September 28, 2002, we recorded asset impairments, impairment on investment, and restructuring and other charges of $6,331, $390 and $5,001, respectively.

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

   The Company paid cash purchase consideration on March 31, 2003 of $2,800 and may be required to issue up to 3 million shares of the Company's common stock as contingent consideration, based on the achievement of certain revenue milestones over the 12 months ending March 31, 2004. Any contingent shares would be issued as the revenue milestones are achieved. The Company incurred $215 in acquisition-related costs. The fixed acquisition cost of $3,015 was allocated to the assets acquired and liabilities assumed, based on their fair values (as determined by an appraisal) as follows:

         Fair value of tangible assets               $  479
         Fair value of liabilities assumed             (527)
         In-process research and development          1,690
         Process technology                             169
         Goodwill                                     1,204
         Total purchase price                        $3,015

   If certain sales targets are reached over the twelve months ending March 31, 2004, the additional purchase consideration would increase the goodwill attributed to RFS. The Company is unable to assess the amount or probability of any contingent purchase consideration that may be due and has therefore excluded it from the fair value allocation. The Company recorded a charge of $1,690 representing the fair value of certain acquired research and development projects relating to dual band, high gain and modules applications for Wireless LAN that were determined to have not reached technological feasibility and to not have alternative future uses. The fair value of such projects was determined based on discounted net cash flows. These cash flows were based upon management's estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounted for the time value of money, as well as the risks of realization of cash flows.

   The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and nine months ended September 27, 2003 and September 28, 2002, as if the acquisition of RFS had occurred on December 31, 2001 and after giving effect to purchase accounting adjustments. The charge for purchased in-process research and development is not included in the pro-forma results, because it is non-recurring.

                                                  Three months ended                  Nine months ended
                                           -------------------------------     -------------------------------
                                           Sept. 27, 2003   Sept. 28, 2002     Sept. 27, 2003   Sept. 28, 2002
                                           --------------   --------------     --------------   --------------
Pro-forma revenue                              $  17,750     $     21,367       $     52,233     $     63,970
Pro-forma net loss before cumulative
   effect of accounting change                 $ (12,628)    $    (15,843)      $    (38,418)    $    (46,209)
Pro-forma net loss                             $ (12,628)    $    (15,843)      $    (38,418)    $    (54,219)


Basic and diluted net loss per share
Pro-forma net loss before cumulative
   effect of accounting change                 $   (0.41)    $      (0.52)      $      (1.25)    $      (1.51)
Pro-forma net loss                             $   (0.41)    $      (0.52)      $      (1.25)    $      (1.77)

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

                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                       Three months ended                    Nine months ended
                                                 -------------------------------      ------------------------------
                                                 Sept. 27, 2003   Sept. 28, 2002      Sept. 27, 2003  Sept. 28, 2002
                                                 --------------   --------------      --------------  --------------
                                                           (unaudited)                          (unaudited)
Net sales                                               100.0%           100.0%              100.0%          100.0%
Cost of sales                                            99.7             99.7                98.7            92.5
                                                    ----------       ----------          ----------       ---------
Gross profit                                              0.3              0.3                 1.3             7.5
Research and development expenses                        44.7             35.6                44.8            35.8
Selling and administrative expenses                      26.6             25.7                26.4            25.7
Restructuring and other charges                             -             10.7                 1.2             7.9
Asset impairment charge                                     -             14.5                   -             9.8
Goodwill impairment charge                                  -             37.8                   -            12.6
Purchased in-process R&D                                    -                -                 3.3               -
                                                    ----------       ----------          ----------       ---------
Operating loss                                          (71.0)          (124.0)              (74.4)          (84.4)
Interest income                                           4.2              7.2                 5.1             7.8
Interest expense                                         (5.3)            (6.1)               (5.5)           (6.6)
Impairment on investments                                   -             (1.8)                  -            (0.6)
Gain on repurchase of Convertible notes                     -             59.1                   -            19.7
Other income                                              1.0                -                 0.3               -
                                                    ----------       ----------          ----------       ---------
Loss before cumulative effect
 of accounting change                                   (71.1)           (65.7)              (74.5)          (64.1)
Cumulative effect of accounting change                      -                -                   -           (12.5)
                                                    ----------       ----------          ----------       ---------
Net loss                                               (71.1%)          (65.7%)             (74.5%)         (76.6%)
                                                    ==========       ==========          ==========       =========


   NET SALES. Net sales decreased 16.6% during the third quarter of 2003 to $17.8 million from $21.3 million in the third quarter of 2002. For the nine months ended September 27, 2003, net sales were $51.9 million, a 18.7% decrease from net sales of $63.8 million for the nine months ended September 28, 2002.

   Sales of integrated circuits for Wireless applications decreased 14.0% during the third quarter of 2003 to $9.5 million from $11.0 million in the third quarter of 2002. For the nine months ended September 27, 2003, net sales of integrated circuits for Wireless applications decreased 18.4% to $27.1 million from $33.1 million in the nine-month period ended September 28, 2002. The decrease in sales of integrated circuits for Wireless applications during the third quarter was primarily due to the product mix-shift into smaller die-size products. The nine-month decrease is primarily attributable to the continued decrease in sales of our TDMA power amplifiers.

   Sales of integrated circuits for Broadband applications decreased 19.5% during the third quarter of 2003 to $8.3 million from $10.3 million in the third quarter of 2002. For the nine months ended September 27, 2003, net sales of integrated circuits for Broadband applications decreased 19.1% to $24.8 million from $30.7 million in the nine-month period ended September 28, 2002. Sales for the three and nine month periods ended September 27, 2003 decreased despite the inclusion of Wireless LAN sales resulting from the acquisition of RF Solutions' ("RFS") power amplifier business on March 31, 2003. The decrease in sales of integrated circuits for Broadband applications was primarily due to decreased demand for our reverse amplifiers and converters used in digital set-top boxes and cable modems.

   Generally, selling prices for same product sales were lower during the third quarter of 2003 compared to the third quarter of 2002.

   GROSS MARGIN. Gross margin during the third quarter of 2003 was 0.3%, consistent with the gross margin of 0.3% for the third quarter of 2002. For the nine months ended September 27, 2003, gross margin decreased to 1.3% from 7.5% for the nine months ended September 28, 2002. The third quarter of 2002 included an inventory charge of $2.2 million for defective raw materials purchased from a former supplier that has ceased operations. The decrease in gross margin in the three and nine month periods ended September 27, 2003 (adjusted for the aforementioned inventory charges) was primarily due to the decrease in revenues, lower production throughput and consequent lower absorption of fixed costs, which was partially offset by reductions in our manufacturing cost base.

   RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 4.6% during the third quarter of 2003 to $7.9 million from $7.6 million during the third quarter of 2002. Company sponsored research and development expense increased 1.8% during the nine-month period ended September 27, 2003 to $23.3 million from $22.9 million for the nine-month period ended September 28, 2002. The increase in the third quarter of 2003 was due to the inclusion of the operations of RFS following its acquisition on March 31, 2003. As a percentage of sales, research and development expense increased to 44.7% in the third quarter of 2003 from 35.6% in the third quarter of 2002 and to 44.8% from 35.8% in the nine months of 2003 and 2002, respectively.

   SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 13.3% during the third quarter of 2003 to $4.7 million from $5.5 million in the third quarter of 2002. Selling and administrative expenses decreased 16.4% during the nine-month period ended September 27, 2003 to $13.7 million from $16.4 million in the nine-month period ended September 28, 2002. The decrease in the three and nine month periods ended September 27, 2003 was primarily due to lower compensation and operating costs following our restructuring initiatives of 2002 and the first quarter of 2003. As a percentage of sales, selling and administrative expenses increased slightly to 26.6% in the third quarter of 2003 from 25.7% in the third quarter of 2002 and to 26.4% from 25.7% in the nine months of 2003 and 2002, respectively.

   ASSET IMPAIRMENT AND RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2003, we recorded restructuring charges of $0.6 million pertaining to severance and related benefits of workforce reductions undertaken in that quarter. The workforce reductions eliminated approximately 19 positions in operations and administration to whom approximately $0.5 million of severance benefits were paid through September 27, 2003. The anticipated annual benefit from these charges is expected to approximate $1.9 million. During the nine months ended September 28, 2002, we recorded asset impairments, impairment on investments, and restructuring and other charges of $6.3 million, $0.4 million and $5.0 million, respectively.

   PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company expensed purchased in-process research and development costs of $1.7 million as a result of the RFS acquisition on March 31, 2003. The charge represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and to not have alternative future uses.

   INTEREST INCOME. Interest income decreased 52.0% to $0.7 million during the third quarter of 2003 from $1.5 million during the third quarter of 2002. For the nine months ended September 27, 2003, interest income decreased 47.0% to $2.6 million from $5.0 million in the nine-month period ended September 28, 2002. The decreases were due to lower invested funds compounded by lower interest rates.

   INTEREST EXPENSE. Interest expense decreased 28.1% to $0.9 million during the third quarter of 2003 from $1.3 million during the third quarter of 2002. For the nine months ended September 27, 2003, interest expense decreased 32.4% to $2.8 million from $4.2 million in the nine-month period ended September 28, 2002. The decreases were due to the lower outstanding balance of $66.7 million of our 5% Convertible notes, following their original $100.0 million issuance on November 27, 2001 and our partial repurchase and retirement of such notes in the third quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

   As of September 27, 2003, we had $14.9 million in cash and cash equivalents and $113.4 million in marketable securities. We had $66.7 million of interest-bearing debt outstanding as of September 27, 2003.

   Operating activities used $19.6 million in cash during the nine-month period ended September 27, 2003. Investing activities, which consisted of net sales of marketable securities of $15.6 million, partially offset by purchases of equipment of $2.3 million and $3.0 million paid upon the acquisition of RFS' power amplifier business, provided $10.3 million of cash during the nine-month period ended September 27, 2003.

   As of September 27, 2003, we had purchase commitments of approximately $0.8 million for equipment, furniture and leasehold improvements.

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

   In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. We adopted the disclosure requirement of FIN 45 and there was no impact on the financial statements from the fair market value provisions. We provide for warranty obligations, by a current charge to income, an amount we estimate, by examining historical returns and other information we deem critical, will be needed to cover future warranty costs for products sold during the period.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for fiscal years beginning after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position, results of operations and cash flows.

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

RISKS AND UNCERTAINTIES

   Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including, but not limited to, order rescheduling or cancellation, changes in customers' forecasts of product demand, timely product and process development and protection of the associated intellectual property rights, individual product pricing pressure, variation in production yield, changes in estimated product lives, difficulties in obtaining components and assembly and test services needed for production of integrated circuits, changes in economic conditions of the various markets we serve, as well as the other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 2002 and the Registration Statement on Form S-3 (Registration No. 333-75040). These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such statements include those factors discussed herein.


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


ITEM 4. CONTROLS AND PROCEDURES

   Under the supervision and with the participation of certain members of the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on this evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

   There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
         31.1 Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

         32.1 Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

         32.2 Section 1350 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

(b)     Reports on Form 8-K during the quarter ended September 27, 2003.

        On July 28, 2003, the Company furnished on Form 8-K a press release announcing the Company's financial results for its second quarter of 2003.

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


Dated: November 3, 2003