Form 10-K
period 2003-12-31
ANADIGICS INC
filed 2004-03-15
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2003 was approximately $98 million, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date.

The number of shares outstanding of the Registrant's common stock as of March 8, 2004 was 31,575,258.

Documents incorporated by reference: Definitive proxy statement for the Registrant's 2004 annual meeting of shareholders (Part III).

                                TABLE OF CONTENTS


PART I

Item 1:           Business                                                                                 3

Item 2:           Properties                                                                              18

Item 3:           Legal Proceedings                                                                       18

Item 4:           Submission of Matters to a Vote of Security Holders                                     18


PART II

Item 5:           Market for Registrant's Common Equity and Related Stockholder Matters                   18

Item 6:           Selected Financial Data                                                                 19

Item 7:           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   19

Item 7A:          Quantitative and Qualitative Disclosures About Market Risk                              25

Item 8:           Financial Statements and Supplementary Data                                             27

Item 9:           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                    44

Item 9A:          Controls and Procedures                                                                 44


PART III

Item 10:          Directors and Executive Officers of the Registrant                                      45

Item 11:          Executive Compensation                                                                  45
Item 12:          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters                                                             45

Item 13:          Certain Relationships and Related Transactions                                          45

Item 14:          Principal Accountant Fees and Services                                                  45


PART IV

Item 15:          Exhibits, Financial Statement Schedules and Reports on Form 8-K                         45

PART 1

ITEM 1. BUSINESS.


Background

        ANADIGICS, Inc. (the "Company") was incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

         ANADIGICS, Inc. designs and manufactures radio frequency integrated circuit (RFIC) solutions for the wireless and broadband communications markets. Our high frequency RFIC products enable manufacturers of communications equipment to enhance overall system performance and reduce manufacturing cost and time to market. Our products are primarily included in cellular and PCS (personal communications service) phones and base stations, wireless local area networks (WLANs), and cable television infrastructure and set-top boxes. We offer a broad array of products including amplifiers, switches, tuner integrated circuits, photodiodes and integrated RF modules. These integrated circuits perform the transmit and receive functions that are critical to the performance of wireless and broadband communication systems.

         In the wireless market, we focus on RFIC solutions for wireless communication handset applications operating over various air interface standards, including CDMA, GSM, WCDMA, GPRS and EDGE (Code Division Multiple Access, Global System for Mobile communication, Wideband CDMA, General Packet Radio Service and Enhanced Data rate for GSM Evolution). In the broadband markets, our focus is on applications for WLAN systems, cable television (CATV) subscriber products, CATV infrastructure systems, and fiber optic communications systems. We believe we have a competitive advantage in the markets we serve due to our design, development and applications expertise, our superior compound semiconductor technologies, our high-volume, low-cost state-of-the-art manufacturing processes and expertise, and our strong working relationships with leading original equipment manufacturers (OEMs), original design manufacturers
(ODMs) and reference design houses (collectively our "market customers").

         We design, develop and manufacture RFICs primarily using Gallium Arsenide (GaAs) compound semiconductor substrates with various process technologies, Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT).

         The quality and reliability of our products results from a comprehensive design, characterization, qualification, and robust manufacturing process. In addition to the design team located at our corporate headquarters in Warren, New Jersey, we operate development centers in Richardson, Texas; Atlanta, Georgia; San Jose, California; Aalborg, Denmark; Taipei, Taiwan and Seoul, Korea.

         Our design and applications engineering staff is strategically active and engaged with customers during all phases of design and production. This strategy helps our customers streamline their design process and time to market, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         We have two company-owned fabrication facilities ("fabs"): a state-of-the-art six-inch diameter analog GaAs fab located at our corporate headquarters in Warren, New Jersey, and a two-inch diameter indium phosphide
(InP) fab located in Camarillo, California. Our six-inch wafer fab allows us to produce, at a small incremental cost, more than twice the RF die per wafer compared with the current industry norm four-inch wafer. We believe our strong manufacturing fabrication capability, combined with logistics expertise and innovative product designs, allow us to quickly develop and manufacture products in line with market and customer requirements.

Developments

         In March 2003, we acquired the WLAN power amplifier product line from RF Solutions, headquartered in Atlanta, Georgia as an entrance into the high-growth and emerging WLAN market. In October 2003, we acquired the Tavanza CDMA power amplifier business located in San Jose, California from Celeritek, increasing our customer expansion and product design efforts within the CDMA handset market.

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

         Wireless communications are growing rapidly and replacing landline telephone services in mature markets and are being built in lieu of landline services in other emerging markets. Worldwide unit sales of cellular/PCS wireless handsets were approximately 500 million in 2003.

         Broadband markets are also benefiting from technological changes. Cable television systems are moving from one-way analog signal distribution systems to interactive digital systems offering increased and new video content, Internet connection services and telephony. We estimate that approximately 10 million digital cable television (CATV) set-top boxes were produced in 2003. The continued build out of the cable infrastructure network required a production of approximately 2.5 million line extenders, systems amplifiers and fiber nodes. Additionally, WLANs continue to be a bright spot in the worldwide chip marketplace. The demand for increased mobility, seamless communications, internet browsing, and streaming video/audio is driving the need for increased throughput and gaining even greater momentum in WLANs in the enterprise and home markets. New standards, such as 802.11g, 802.11 b/g as well as dual-band combo products, are accelerating the adoption and expanding the use of WLANs globally. We estimate that approximately 40 million WLAN chipsets, primarily wireless notebooks and access points, were shipped in 2003.

         Activity in broadband fiber optic networks is being driven by demand from Internet and corporate users for high-speed data transfer capability and the resultant demand for Internet, Local Area Networks (LAN), Metropolitan Area Networks (MAN), and Storage Area Networks (SAN).

         Given these developments, our market customers are facing the following challenges and need the following solutions from their suppliers:

         o Shorter cycle times. In both the wireless and broadband communications markets, manufacturers must bring new subscriber products to market quickly in order to maintain their market position. The development of multi-chip modules, using advanced packaging techniques, and the development of relationships with providers of RF reference designs is imperative;

         o Need for low-cost products. Wireless handsets and cable set-top boxes are increasingly becoming consumer-driven, commodity products. Component suppliers must be cost effective in order for their market customers to stay competitive; and

         o Stronger supplier relationships. The digital, wireless, cable and fiber optic industries are standards driven. Companies in the communications industry must work very closely with their suppliers in order to develop new products. Companies therefore limit themselves to a small number of suppliers in order to keep their competitive advantages.

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

The InGaP Advantage

         In the industry, there are two predominant commercially viable types of HBT process technologies. Earlier generations use either beryllium or carbon doping in the base layer and Aluminum Gallium Arsenide (AlGaAs) in the emitter layer. The state-of-the-art for HBT uses carbon doping in the base layer and Indium Gallium Phosphide (InGaP) in the emitter layer.

         There are several significant advantages to InGaP. One advantage is stability over a range of temperatures. An InGaP HBT device will experience only an approximate 10% drop in gain over a range of 0 to 100 degrees Celsius, while the gain loss in an AlGaAs device approximates 50%. An InGaP device has much higher reliability than an AlGaAs device, giving the option to run the InGaP device at higher temperatures. These advantages lead to smaller chip sizes and thus lower cost. Finally, InGaP allows for more robust manufacturing because the material has the advantage of a selective etch process not possible with AlGaAs.

         The InGaP advantages of performance, reliability and manufacturability led to our decision to develop the world's first commercially viable 6-inch InGaP HBT process, which was completed in 2000 and complements our GaAs MESFET technology.

ANADIGICS' Strategy

         Our objective is to be a leading supplier of RFICs for the wireless and broadband communications markets. The cornerstone of our strategy is to capitalize on opportunities in the wireless and broadband communications markets by addressing applications that leverage our RFIC design and manufacturing expertise and longstanding relationships with leading companies in these markets. The key elements of this strategy include:

         Be First-to-Market with Proprietary Value-Added Products

         We intend to continue to design timely, cost-effective RFIC solutions for our target markets. In developing prototypes, the combination of an experienced engineering staff, a "quick-turn" wafer fabrication facility, the flexibility of using both in-house and contracted product assembly, and a world class product testing process generally allow us to develop parts and be ready for customer evaluation in less than one month. This design efficiency contributes to customer satisfaction and allows us to improve product designs rapidly for manufacturing efficiency. We will continue to apply our "best-of-breed" product differentiation strategy, which focuses on developing high-performance and integrated products. We believe that this strategy has expanded the company's potential available market in 2003 from $200 million to $1.1 billion covering wireless RFICs shipped into the mobile handset market, wireless LAN (WLAN) market, and the wireless infrastructure market.

         Capitalize on World Class Manufacturing Capabilities, while Reducing Costs

         We will continue to focus on improving manufacturing performance and customer service, while reducing costs. We believe we can effectively control the critical phases of the production process in order to realize high manufacturing yields, product quality and customer satisfaction. Our six-inch wafer fab provides increased manufacturing capacities and shorter cycle times at a lower incremental cost than four-inch wafer fabs. We believe our strong working relationship with overseas manufacturing subcontractors will allow us to continue to deliver low-cost products to our customers.

         Forge Strong Customer Relationships

         We have developed strong working relationships with our customers, many of whom are leading manufacturers in their markets. Because our target markets are standards-driven, customer relationships are important. These relationships provide us with product development opportunities and the ability to anticipate future market needs. The rapid feedback received from our customers during the product design phase increases the likelihood that our designs will meet our customers' cost and performance requirements. We believe furthering our relationships with reference design companies will continue to contribute market share gains within each of the wireless and broadband communications markets.

         Pursue Strategic Alliances and Investments

         We will continue to pursue strategic alliances and investments to expand and improve upon our technologies, industry expertise, products and market share. We expect that these alliances and investments will be complementary to current activities and will enhance our ability to work with leading companies to develop next generation solutions. We believe the acquisitions completed during 2003 related to the purchase of the WLAN Power Amplifier product line from RF Solutions and the TAVANZA CDMA Power Amplifier business from Celeritek have strategically positioned us to capitalize on the large and growing markets in wireless and WLAN. As new strategic opportunities to increase shareholder value arise, we will continue to monitor and selectively pursue them.


Target Markets and Products

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. For the years ended December 31, 2001, 2002 and 2003, wireless applications accounted for approximately 38%, 54% and 55% of total net sales, while broadband applications accounted for approximately 62%, 46% and 45% of total net sales.

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

         o        Longer talk-time and standby time; and

         o        Wireless access to the Internet.

         Our RFIC products are used in handsets where small size, multi-band operation and low power consumption are key features. Currently in the United States, the primary digital air interface communications standard is Code Division Multiple Access (CDMA). Another standard, Global System for Mobile communication (GSM), is the most widely deployed digital standard on a worldwide basis, with total subscribers expected to exceed one billion in 2004. We currently offer and continue to bring to market an array of products for both the handset and infrastructure markets for these major air interface standards.

         We have developed multiband/multimode InGaP HBT power amplifier (PA) modules for the CDMA and GSM standards. InGaP HBT module technology offers high efficiency, low power consumption and stability over a range of temperatures, as well as a lower total solution cost. This combination allows our customers to build the transmitter section of the wireless handset more efficiently by reducing design complexity and component counts.

         Our principal customers in the wireless market include Kyocera and LG Electronics. Of our total net sales in the year ended December 31, 2003, Kyocera accounted for 28% and LG Electronics accounted for 14%, while no other customer in this market accounted for more than 10% of total net sales during 2003.

         The following table sets forth information regarding our principal products in the wireless communications market:

            Product                                                       Application

            Handset Products

            o   Power Amplifier (PA)                                      Used in RF transmit chain of wireless handset to
                                                                          amplify signal to base station.

            o   Single-band PA module                                     Encapsulates InGaP HBT PA die and certain passive
                                                                          components in multi-layer laminate module. Used primarily
                                                                          in CDMA handsets

            o   Quad-band PA module                                       Encapsulates InGaP HBT PA die, CMOS bias control chip,
                                                                          and certain passive components in multi-layer laminate
                                                                          module. Used primarily in GSM handsets

            o   PowerPlexer (TM)                                          Encapsulates two InGaP HBT PA die, CMOS, bias and power
                                                                          control chip, antenna switch, coupler, harmonic filter
                                                                          and passives in multi-layer laminate module. Used in GSM
                                                                          handsets

            o   RF Switches                                               Used in wireless handsets and other wireless
                                                                          applications to switch between receive and transmit
                                                                          modes and multiple frequency bands

          Infrastructure Products

            o   Driver Amplifiers                                         Used in cellular base stations in the transmit chain

            o   Gain Blocks                                               Used in cellular base stations in the transmit chain



         Broadband

         Broadband encompasses our key markets in support of data and telecommunications support systems and primarily covers cable television, WLAN and fiber applications.

         The trends that currently drive product development in the cable television markets are:

         o        Shift to digital cable television with interactive services;

         o        Demand for high speed Internet access; and

         o        Emergence of cable telephony.

         The convergence of these trends, enabled by digital transmission, creates the need for innovative RFICs for cable television applications.

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

         Our cable products are used in CATV set-top boxes and infrastructure applications. We produce tuner and reverse amplifier RFICs, as well as line amplifiers and systems amplifiers for infrastructure applications. The tuner RFICs are used in double conversion tuners to receive analog and digital signals in the 50-860 megahertz frequency band. Reverse amplifier RFICs are used in certain cable set-top boxes that require a reverse path for interactivity. These tuner and reverse amplifier RFICs enable customers to accelerate and simplify their designs, and reduce manufacturing complexity and costs.

         We have also developed GaAs RFIC line amplifiers to be used in 50-860 megahertz cable television infrastructure equipment, such as line extenders, distribution amplifiers and system amplifiers. Our product offerings in this area include amplifier RFICs that operate at 24 volts.

         Our principal customer in the cable and broadcast markets is Motorola, Inc., which represented 14% of total net sales in 2003. No other customer in this market accounted for more than 10% of our total net sales in 2003.

         The following table sets forth information regarding our principal products in the cable television market:


   Product                                                   Application

   Subscriber Products:

       o    Upconverters and downconverters                  Used in set-top box double conversion video and
                                                             data tuners

       o    Reverse amplifiers                               Used in set-top boxes and cable telephony to transmit signals from a set-top box upstream to a cable company headend for interactive applications

   Infrastructure Products:

       o    Line amplifiers                                  Used in cable television systems to distribute signals from cable headends to subscribers

       o    Drop amplifiers                                  Used in cable television systems to amplify signals at individual subscriber homes


         In March 2003, we acquired the WLAN power amplifier product line from RF Solutions, headquartered in Atlanta, Georgia as an entrance into the growing WLAN market. The WLAN market is being driven by:

         o Demand for wireless data access and portability of wireless access devices;

         o Emergence of several wireless data networking mediums, primarily via personal computers; and

         o new market applications such as consumer electronics and wireless voice over Internet protocol (VoIP).

         Adoption of wireless data networking has been enabled by the introduction of a family of industry standards for WLAN technology that have substantially increased capacity and data rates. The introduction of the 802.11g standard allows the existing 2.4 GHz spectrum to be operated more efficiently with a substantial increase in data rates from the previous one or two megabits per second (Mbps) now up to 54 Mbps. The introduction of the 802.11a standard has enabled the use of the 5 GHz spectrum and substantially increased the available channel capacity. The wireless networking market is further transitioning from products that operate using a single standard to products that support all of the standards using the 2.4 GHz and 5 GHz bands in a variety of combinations. These 802.11a/g dual band products will support the continued growth of the market while substantially diminishing or avoiding frequency interference and network congestion.

         The wireless capabilities of WLAN networking products are provided primarily by a semiconductor chipset. A wireless chipset typically contains a radio transceiver, a digital media access controller (MAC), baseband processor and power amplifier to boost the transmit signal; improving range and data throughput. Traditionally, a single power amplifier supported a chipset. However, the market has begun seeking both dual band power amplifiers and power amplifiers with higher levels of integration. This increased integration will provide for smaller size, higher reliability and faster time to market for WLAN systems.

         No single customer in the WLAN market was responsible for more than 10% of total net sales in 2003. The following table sets forth information regarding our principal products in the WLAN market:


Product                                                    Application

Single band Products:

         o  2.4 GHz power amplifiers                       Used in wireless network interface cards (NIC),
                                                           embedded PC notebook (mini-PCI) and access point
                                                           (AP) applications to boost the transmit signal for
                                                           increased range and data throughput.

         o  5 GHz power amplifiers                         Used in wireless rich-media applications, such as
                                                           streaming audio/video, to boost the transmit
                                                           signal for increased range and data throughput.

         o  Dual band power amplifiers                     Used in wireless network systems that require
                                                           seamless transition between frequencies to mitigate
                                                           interference and congestion.



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

         o Upgrades of existing telecommunication and data communication systems with fiber optic systems; and

         o        Expected build outs to Metropolitan Area Networks (MAN)


         Fiber optic communication systems use low-loss fiber optic cable to link central office switches with one another and to connect the central office to the serving area. Most telecommunication networks today are based on Synchronous Optical Network (SONET) (United States and Japan) or SDH (Europe) standards, which require high sensitivity, high bandwidth, and wide dynamic range receivers. Fiber optic data communications systems use either Gigabit Ethernet or Fibre Channel standards to achieve high-speed data transfer. The Gigabit Ethernet standard has emerged as the most widely used in LAN environments, as it addresses the need for short distance, high speed transfers of large volumes of information. The Fibre Channel and emerging 4x Fibre Channel standards have become the most widely used in SAN environments.

         The front end of most fiber optic receivers contains a photodetector and a transimpedance amplifier (TIA), which are used in both fiber optic telecommunications and data communications networks. Our GaAs TIAs for the telecommunications networks are designed to meet the requirements of SONET/SDH systems covering data speeds of OC-3 through OC-192, certain of which are for use in Dense Wavelength Division Multiplexing (DWDM) systems. With respect to telecommunications receivers and transceivers, we offer long wavelength (1300 nanometer) positive-intrinsic-negative photodiodes and transimpedance amplifiers (PIN TIAs) for SONET and SDH applications.

         For data communications receivers and transceivers, we sell short wavelength (850 nanometer) monolithically-integrated metal-semiconductor-metal photodiodes and transimpedance amplifiers (MSM-TIAs) and short wavelength PIN TIAs for the Gigabit Ethernet and Fibre Channel standards.

         The continued LAN/SAN growth is placing new demands on MANs to provide expanded cost-effective capacity at 2.5 and 10 gigabits per second (Gb/s) to meet the needs of dedicated high-speed Internet users and the requirements for high-speed communication between private LANs and remote storage. We are expanding our product portfolio to offer low power consumption 3.3 volt TIAs addressing data rates from OC3 to OC48, 1, 2 and 4X Fibre Channel and Gigabit Ethernet applications.

         In April 2001, we acquired Telcom Devices Corp. ("Telcom"), an optoelectronic semiconductor manufacturer of indium phosphide (InP) based "long wavelength" (1310 and 1550 nanometers) emitter (light-emitting diode, or LED) and detector (photodiode) products for the telecommunications and data communications markets. Telcom division produces active components used primarily for fiber optic applications in telecommunications systems, data communications networks, CATV broadcast and reception, fiber optic test and measurement equipment, and scientific, custom, and military markets.

         No single customer in the fiber optics market was responsible for more than 10% of total net sales in 2003. The following table sets forth information regarding our principal products in the fiber optic market:



    Product                                                          Application

    Fiber Optic Products:

          o   Transimpedance amplifiers                              Used in the receivers or transceivers of a telecom
                                                                     fiber optic link to amplify the signal received

          o   Limiting amplifiers                                    Used in the receivers or transceivers of a telecom
                                                                     fiber optic link to provide a voltage limited output

          o   Metal semiconductor metal                              Used in the transceiver of a datacom fiber optic
              transimpedance amplifiers                              link to detect and amplify short wavelength optical
              (MSM-TIA)                                              signals

          o   PIN-TIA                                                Used in the transceiver of a datacom fiber optic link
                                                                     to detect and amplify long wavelength optical signals


          o   Photodiodes                                            Long wavelength detectors for SONET/SDH transmitters
                                                                     and receivers, CATV receivers and instrumentation

          o   Light-Emitting Diodes (LEDs)                           Long wavelength emitters



Marketing, Sales, Distribution and Customer Support

         We primarily sell our products to our direct customers worldwide. We have developed close working relationships with leading companies in the broadband and wireless communications markets. Additionally, we selectively use independent manufacturers' representatives and distributors to complement our direct sales and customer support efforts. In 2003 we continued to evaluate, upgrade and expand our sales representative organization. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio. In particular, we established a strategic presence in both Taipei, Taiwan and Seoul, South Korea by opening field sales applications support centers. These support centers position our resources in close proximity to our existing and potential customers in these regions allowing us to provide real-time service.

         We believe that the technical nature of our products and markets demands an extraordinary commitment to building and maintaining close relationships with our customers. The sales and marketing staff, assisted by the technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. Additionally, both field and factory sales personnel communicate regularly with our customers. We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

         Our design and applications engineering staff actively communicate with customers during all phases of design and production. We provide our customers with engineering data and up-to-date product application notes, and communicate with our customers' engineers on a regular basis to assist in resolving technical problems on and off site. In most cases the design and applications engineers obtain prototypes from our customers in order to troubleshoot and identify potential improvements to the design in parallel with our customers' efforts. This strategy helps our customers speed up their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

         We believe that reference-design manufacturers in the wireless and broadband market will continue to play an ever-increasing role in the future of these markets. Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to penetrate market opportunities in the U.S. market and abroad.

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

         Our Warren facility has a 19,000 square foot fab, including 10,000 square feet of Class 100 "clean room" space. Based on physical floor space, weekly production capacity at the Warren facility is approximately 1,600 equivalent six-inch MESFET wafers (adjusting for the additional mask layers, or processing steps, inherent in HBT production). Based on equipment currently installed, present weekly capacity is 800 equivalent six-inch MESFET wafers, although this space can be equipped to expand capacity as market conditions require. On the basis of equivalent four-inch MESFET wafers, which is the industry norm, present weekly capacity is 1,800 wafers per week. See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes."

         Our InP fab in Camarillo is a 22,000 square foot facility with 2,000 and 6,000 square feet of fab and assembly clean room, respectively. Production capacity is currently 50 InP wafers per week per shift.

         Our six-inch diameter InGaP HBT process, including a backside VIA hole process, was among the first in the industry and is the technology platform for our newer-generation PA module wireless applications. The advantages of better performance over a range of temperatures and higher reliability lead to smaller chip sizes and thus lower cost. InGaP also allows for more robust manufacturing because the material has the advantage of a selective etch process not possible with AlGaAs.

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

         Our Warren manufacturing processes were first certified as ISO 9001 compliant in December 1993. Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard.

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

         Assembly

         Fabricated GaAs wafers are shipped to contractors in Asia for packaging into monolithic microwave integrated circuits (MMICs) or for assembly into standard plastic lead frame-based packaging or modules.

         The components within mobile phones have become increasingly integrated, enabling the development of ever smaller, lighter, and more efficient phones. However, integration in the RF subsystem at the IC level is considerably more challenging, given that various components require different manufacturing processes for optimal performance. Typical RF processes include pHEMT, MESFET, HBT, and RF CMOS. The choice of process for various RFICs is typically based on a trade-off between performance (often measured by efficiency and linearity) and cost. In general, the process selection will depend on the relative weight given to performance versus cost. In low-end phones, cost will dominate, and less-efficient, less-costly components will be used. On the other hand, in high-end phones, the emphasis will shift to better performance.

         Since the processes cannot be easily or economically integrated onto a single die, multi-chip modules that combine multiple die within a single package have taken hold, enabling the selection of the optimal process technology for each IC within the package, while providing enhanced integration at the system level. These solutions generate significant size and weight reductions in handset component circuitry, while simultaneously increasing the reliability of the components.

         A number of challenges, outlined below, are being overcome as we become a fully integrated module manufacturer:

         Design complexity: Within a cellphone, the RF section arguably represents the greatest design challenge for engineers. Modules place the burden of designing and optimizing RF front-end subsystems on RFIC manufacturers. The suppliers must focus on providing the optimal IC process (e.g., InGaP HBT for PAs) and then integrate the technology into a well-designed module that also incorporates additional passive and control circuitry. The quality of the RF module design ultimately drives the device's performance and manufacturability.

         Increased cost: Modules can be substantially more expensive to produce than individual IC components. Modules often require extensive design and engineering expertise, new production processes, and additional assembly costs. In many cases, the necessary components (e.g., discretes and passives) must be purchased from outside vendors. Consequently, the gross margin is generally lower for modules than for discrete RF MMICs.

         Manufacturing challenges: In addition to the increased costs of designing modules, achieving sufficient yields on new products can be problematic. Previously, RFIC companies had little or no experience in manufacturing modules. As a result, our gross margins were under pressure as we progressed on the learning curve. In order to attain high "final test" yields, the challenge continues to be to achieve high yields in the fab, in assembly, and in test.

         It is clear that modules result in our customers getting their product to market more rapidly at a lower overall end-product cost to our customers due largely to the reduced parts count and reduction in engineering effort by our customers. We believe we are well positioned to address the shift toward multi-chip modules because we possess both extensive process breadth (a key advantage, as modules typically incorporate numerous process technologies) and a large portfolio of RF expertise (e.g., PAs, switches, transceivers, filters, and discretes).

         Final Test

         After assembly, packaged integrated circuits are tested prior to shipment to our customers. Increasingly, these test activities are being performed by third party contractors in Asia.

          Early in 2002, we announced an agreement with Universal
Communications, Inc. ("UCOMM") for the outsourcing of the majority of our production RF testing operations. Under the agreement, the production RF testing operation was transferred closer to our module assembly contractors in Asia, which added considerable efficiencies to the device manufacturing process and further reduced product cycle times and manufacturing costs.

         In line with our procedure of 100% RF testing of all parts before shipping, the majority of production testing is now performed by UCOMM. This agreement supports our initiative to reduce manufacturing costs by lowering test cost per unit.

         See "Risk Factors - We depend on foreign semiconductor assembly contractors and a loss of an assembly contractor could result in delays or reductions in product shipment," "The manufacturing of our products could be delayed as a result of the outsourcing of our test operations" and "We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes."

Raw Materials

         GaAs wafers, InP wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our integrated circuits are available from a limited number of sources. See "Risk Factors - Sources for certain components, materials and equipment are limited which could result in delays or reductions in product shipments."

Research and Development

         We have made significant investments in our proprietary processes, including product design, wafer fabrication and integrated circuit testing, which we believe gives us a competitive advantage. Research and development expenses were $37.8 million, $29.7 million, and $32.1 million in 2001, 2002, and 2003, respectively. Our research and development efforts in 2001 were primarily focused on developing high yield, low cost, high volume production of InGaP HBT integrated circuit products for the wireless and broadband communications markets. In 2002, development activities focused on improving performance relative to the size of our CDMA products and developing products to compete in the GSM market. In 2003, our activities included the continued development and expansion of products offered to the GSM and emerging WLAN markets.

         As of December 31, 2003, we had approximately 146 engineers assigned primarily to research and development.

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

         Additionally, several silicon CMOS components were developed to support our module efforts. We currently do not intend to manufacture this technology in-house, as we believe there will be adequate external foundry capacity available. See "Risk Factors - Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments."

Customers

       We receive most of our revenues from a few significant customers. See "Risk Factors - We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue."

Employees

         As of December 31, 2003, we had 480 employees, including five employees in Denmark who were members of the Danish Engineering Union. We believe our labor relations to be good and we have never experienced a work stoppage. During the year our workforce increased by 26 employees, consisting primarily of engineers working in our two acquired businesses.

Competition

         Competition in all of the markets for our current products is intense; competition is on the basis of performance, price and delivery. Our competitors in the wireless market are suppliers of both discrete devices and integrated circuits, and include Hitachi, Ltd., RF Micro Devices, Inc., Skyworks Solutions, Inc. and certain of our customers who design and fabricate their own in-house solutions.

         Within the Broadband markets, which include the cable television, WLAN and fiber optic markets, our competitors are also primarily manufacturers of both discrete components and integrated circuits. Our competitors include Analog Devices, Inc., Applied Micro Circuits Corp., Conexant Systems, Inc., Maxim Integrated Products, Inc., Microsemi Corp., Microtune, Inc. and Vitesse Semiconductor Corp., as well as certain of our customers who design and fabricate their own in-house solutions.

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

Patents, Licenses and Proprietary Rights

         It is our practice to seek U.S. and foreign patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. We own 33 U.S. patents and have ten pending U.S. patent applications and one pending foreign patent application filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1992 and 2003 and will expire between 2009 and 2022.

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

Environmental Matters

         Our operations are subject to federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. These laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct, and have conducted, our activities and operations in substantial compliance with applicable environmental laws, and that costs arising from existing environmental laws will not have a material adverse effect on our results of operations. We cannot assure you, however, that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. See "Risk Factors - We are subject to stringent environmental regulation both domestically and abroad."

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

 ******************************************************************************


                                  RISK FACTORS

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED) THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS WE "BELIEVE", "ANTICIPATE", "EXPECT" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE OUR FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS PRESENTED HEREIN INCLUDE THE RISK FACTORS DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING AN INVESTMENT IN ANADIGICS, INC. AND IN ANALYZING OUR FORWARD-LOOKING STATEMENTS.

                           Risks Related to ANADIGICS

Our results of operations can vary significantly.

         The semiconductor industry has been cyclical, seasonal and subject to significant downturns. Since the beginning of 2001, the industry has experienced market weaknesses that have created lower order demand, production overcapacity, high inventory levels, and accelerated declines in average selling prices for our products, which is expected to continue in the future. These elements have continued to negatively affect our operating results.

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

Our decline in revenue and underutilized manufacturing capacity have adversely affected our gross margins and profitability.

         Our manufacturing infrastructure and capacity was established to address significantly higher volume levels and consequently we have underutilized manufacturing capacity. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, our fixed production costs increase as a percent of revenues during a period of declining revenues, which adversely affects our gross margin and profitability. In the future, improved utilization of our manufacturing capacity will primarily depend on continued growth in demand for our wireless products. Our ability to reduce expenses is further constrained because we must continue to invest in research and development in order to maintain our competitive position.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue.

         We receive most of our revenues from a few significant customers and their subcontractors. Sales to Kyocera, Motorola and LG Electronics accounted for 28%, 14% and 14%, respectively, of total net sales during 2003. Sales to our greater than 10% customers has exceeded 55% of total revenues in each of the last three years. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose Kyocera, Motorola, LG Electronics or another major customer, or if sales to these customers were to decrease materially, results of operations would be materially and adversely affected.

         Several of our customers have reduced the lead times on orders placed with us for our products. While this trend has enabled us to reduce our inventories, it also restricts our ability to forecast future revenues. We cannot predict whether a change in order demand patterns or lead times from customers will take place.

We will need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive.

         Rapid changes in both product and process technologies characterize the markets for our products. Because these technologies are continually evolving, we believe that our future success will depend, in part, upon our ability to continue to improve the efficiencies of our product and process technologies and rapidly develop new products and process technologies. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economic alternative technology, our results of operations would be materially and adversely affected. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that funds for these investments will be available or that these enhancements and technologies will be successful.

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

         We do not assemble our integrated circuits or multi-chip modules. Instead, we provide the integrated circuit die and, in some cases, packaging and other components to assembly vendors located primarily in Asia. We maintain two qualified service suppliers for each assembly process. If we are unable to obtain sufficient high quality and timely assembly service, or if we lose one of our current assembly vendors, or if we experience delays in transferring our production between assembly vendors, or if means of transportation to our vendors are interrupted, we would experience delays or reductions in product shipment, and/or reduced product yields, that could materially and adversely affect our results of operations and financial condition.

The manufacturing of our products could be delayed as a result of the outsourcing of our test operations.

         We outsource most of the testing of certain of our products to test houses or vendors overseas, primarily in Asia. The failure of these test houses or other third parties to maintain our standards of testing or complete the testing process of our products in a timely manner, could subject us to manufacturing delays and delivery of products to customers, which could have a material adverse effect on our results of operations and financial condition. In addition to the test houses, we also test some of our products internally.

The short life cycles of some of our products may leave us with obsolete or excess inventories.

         The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. For example, we estimate that current life cycles for cellular and PCS telephone handsets, and in turn our cellular and PCS products, are approximately 12 to 24 months. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure investors that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us beyond the inventory charges taken in the past.

Our announced restructuring plans may have insufficiently addressed market conditions.

         In 2001, 2002 and 2003, we announced restructuring plans in response to a sharp downturn in our industry. Under our restructuring plans, we have incurred charges relating to reductions in our workforce, impairments of certain manufacturing and research fixed assets, and the consolidation of facilities. From January 1, 2001 to December 31, 2003, our workforce was reduced by over 25%, primarily through restructuring initiatives. We may have incorrectly anticipated the extent of the long-term market decline for our products and services and we may be forced to restructure further or may incur further operating charges due to poor business conditions.

We face intense competition, which could result in a decrease in our products' prices and sales.

         The semiconductor industry is intensely competitive and is characterized by rapid technological change. We compete primarily with manufacturers of discrete gallium arsenide and silicon semiconductors and with manufacturers of gallium arsenide and silicon integrated circuits. We expect increased competition from:

         o other gallium arsenide integrated circuit manufacturers who may replace us as a supplier to our market customers or otherwise dilute our sales to them;
         o        silicon analog integrated circuit manufacturers; and
         o companies which may penetrate the radio frequency/microwave integrated circuit communications market with other breakthrough technologies.

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

We face a risk that capital needed for our business will not be available when we need it.

         In the future, we may need to access sources of financing to fund our growth. Taking into consideration our cash balance including marketable securities of $121.6 million and our $66.7 million in outstanding convertible subordinated notes due November 2006, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months.

         However, there is no assurance that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets when we seek financing, as well as the then current condition of the Company will affect our ability to raise capital, as well as the terms of any financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse affect on the Company.

         In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

We may pursue selective acquisitions and alliances and the management and integration of additional operations could be expensive and could divert management time and acquisitions may dilute the ownership of our current shareholders.

         As part of our strategy, we will selectively pursue acquisitions and alliances. Our ability to complete acquisitions or alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could materially adversely affect our operating results, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies. We cannot assure investors that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. Future acquisitions or alliances could result in additional debt, equity, costs and contingent liabilities, all of which could materially adversely affect our results of operations and financial condition. Any such additional debt could subject us to substantial and burdensome covenants and any such equity could be materially dilutive to existing stockholders. The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management. If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our ability to offer our products could be materially harmed.

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

         Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for 65%, 46% and 49% of our net sales for the years ended December 31, 2001, 2002 and 2003, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of our net sales.

         In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of gallium arsenide integrated circuits, and assemble and test nearly all of our products.

         Due to our reliance on international sales and foreign suppliers, assemblers and test houses, we are subject to risks of conducting business outside of the United States, including primarily those arising from currency fluctuations, which could affect the price of our products and/or the cost of producing them.

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

We may face interruptions in our manufacturing processes.

         Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of multiple steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors present could have a material adverse affect on our business. In addition, we may discover from time to time defects in our products after they have been shipped, which may require us to replace such products.

         Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include electrical power outages, fire, earthquake, flooding, war, acts of terrorism, or other natural or man-made disasters. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, we cannot assure investors that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative wafer production or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.

         Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption at the Warren, New Jersey semiconductor wafer fabrication facility, alternative gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to stringent environmental regulation both domestically and abroad.

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

We may not be successful in protecting our intellectual property rights or in avoiding claims that we infringed on the intellectual property rights of others.

         Our success depends in part on our ability to obtain patents and copyrights, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. As is typical in the semiconductor industry, we have been notified, and may be notified in the future, that we may be infringing on certain patent and/or other intellectual property rights of others. We are currently reviewing a claim alleging that we are or may be infringing certain patents. We cannot assure investors that we will not be subject to patent litigation to defend our products or processes against claims of patent infringement or other intellectual property claims. Any such litigation could result in substantial costs and diversion of our resources. If we determine that we have infringed on the intellectual property rights of others, we cannot assure investors that we would be able to obtain any required licenses on commercially reasonable terms.

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

Provisions in our governing documents and our shareholders' rights agreement could discourage takeovers and prevent shareholders from realizing an investment premium.

         Certain provisions of our articles of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our Company. These provisions include the ability of the board of directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval, our staggered board of directors, and our advance notice requirements for stockholder proposals and director nominations. In addition, the Company has adopted a shareholders' rights agreement that may make it more difficult and expensive for a third party to acquire the Company. Any of the foregoing could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We have had significant volatility in our stock price and it may fluctuate in the future. Therefore, the ability to sell shares of common stock at or above the price paid for them may be difficult.

         The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

         o        our performance and prospects;
         o        the performance and prospects of our major customers;
         o        the depth and liquidity of the market for our common stock;
         o investor perception of us and the industry in which we operate;
         o changes in earnings estimates or buy/sell recommendations by analysts;
         o        general financial and other market conditions; and
         o        domestic and international economic conditions.

         Public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

         In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.


ITEM 2. PROPERTIES.

         Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, all of which are located in the same industrial park. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty year lease expiring on December 31, 2016. Approximately 92,500 square feet of office and laboratory space is leased at 35 Technology Drive in Warren, New Jersey under a twelve-year lease, which expires on May 1, 2005. We have moved out of this space and over half of the space at 35 Technology Drive has been sublet in order to reduce costs. Additionally, we lease an approximately 22,000 square foot building in Camarillo, California. The lease expires on July 31, 2005; however, the term may be extended up to two times for additional two-year periods.

         We also lease approximately 5,400, 8,900, 4,000, 3,500, 6,500, 4,900 and 2,400 square feet of office space located in Richardson, Texas; Atlanta, Georgia; San Jose, California; Aalborg, Denmark; Rehovot, Israel; Taiwan; and Seoul, South Korea, respectively, under lease agreements with remaining terms ranging from ten months to three years that can be extended, at our option. The space in Rehovot, Israel has been sublet in order to reduce costs.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a party to litigation arising out of the operation of its business. We believe that the ultimate resolution of such litigation should not have a material adverse affect on our financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.


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

                                                              HIGH       LOW
                                                           ---------  ---------
Calendar 2003
Fourth Quarter..........................................   $  7.38    $  4.52
Third Quarter...........................................      5.65       2.98
Second Quarter..........................................      3.72       1.81
First Quarter...........................................      2.95       1.69

Calendar 2002
Fourth Quarter..........................................   $  4.18    $  1.59
Third Quarter...........................................      8.20       2.00
Second Quarter..........................................     13.61       6.60
First Quarter...........................................     16.29       9.40


         As of December 31, 2003, there were 31,225,888 shares of Common Stock outstanding and 328 holders of record of the Common Stock.

         We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

         See also "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

                                                     YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                        1999        2000       2001        2002        2003
                                     ---------  ----------  ---------   ---------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS
Net sales..........................  $ 131,159  $ 172,268   $  84,765   $  82,564    $ 75,212
Gross profit (loss)................     55,339     82,797      (2,932)      7,262       3,285
Operating income (loss)............      7,030     16,796     (85,986)    (65,565)    (50,998)
Income (loss) before income taxes..      3,398     28,596     (82,782)    (52,183)    (51,139)
Net income (loss)..................      2,588     18,892    (107,120)    (55,886)    (50,757)

Earnings (loss) per share:
  Basic............................  $    0.11  $    0.64   $   (3.54)  $   (1.83)   $  (1.65)
  Diluted .........................  $    0.10  $    0.60   $   (3.54)  $   (1.83)   $  (1.65)

                                                                 AT DECEMBER 31,
                                              -----------------------------------------------
                                                1999      2000      2001      2002     2003
                                              --------  --------  --------  -------- --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Total cash and marketable securities........  $171,751  $166,161  $200,095 $155,518   $121,630
Working capital.............................   176,322   179,987   132,062  110,151     81,100
Total assets................................   317,610   352,473   346,914  255,671    207,898
Total capital lease obligations.............       183       250        94        -       90
Long-term debt, including current portion...     4,000     3,000   100,244   66,700     66,700
Total stockholders' equity..................   276,649   328,832   226,636  171,088    121,046


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We were organized in 1984 and initially focused on the development and manufacture of GaAs integrated circuits for low-volume defense and aerospace applications. In 1988 we began shifting our strategy to focus on radio frequency/microwave communications systems for high-volume applications, and began production for these applications in 1989. In 1992 we introduced integrated circuits for the cable television market. In late 1994 we entered the wireless communications market with the introduction of cellular telephone integrated circuits. In 2001 we introduced our InGaP HBT power amplifier modules to the wireless communications market and in 2003 expanded into the WLAN power amplifier marketplace.

         We strive to achieve market advantage through the application of our radio frequency/microwave design and application knowledge. With our design expertise we have led the industry with the introduction of innovative products. Recent examples include quad-band GSM/GPRS power amplifiers with integrated power control, high efficiency low power (HELP(TM)) 3mm x 3mm CDMA PA modules, wideband CDMA power amplifier modules, PowerPlexer(TM) integrated GSM front end modules, active splitter integrated circuits for cable infrastructure and set-top box applications and high output 802.11 b/g WLAN power amplifier modules, all of which offer greater levels of product performance and reduce manufacturers' production costs.

         We aim to achieve cost advantage through the scale and efficiency of our manufacturing operations. During 1999 we began production in our six-inch analog GaAs wafer fabrication facility, which we believe was among the first six-inch analog GaAs wafer fabrication facility in our industry. Using a six-inch wafer allows us to produce, at a small incremental cost, more than twice the integrated circuit die per wafer than can be produced from the industry norm four-inch wafer.

         During 2003, we made two strategic acquisitions through the purchase of
(1) the Wireless LAN (WLAN) power amplifier business of RF Solutions, providing an entrance into the emerging and high-growth WLAN market, and (2) the Tavanza CDMA power amplifier handset business from Celeritek to enhance our customer and product expansion in the CDMA market. These businesses also provide us with enriched product portfolio, technology, know-how and high volume capability.

         Our business outlook remains cautious after our markets weakened substantially during 2001 and remained weak throughout much of 2002 and 2003. With the well-publicized deterioration in the telecommunications industry, we experienced a substantial decline in demand from 2000 levels for our products. The downturn in demand reflected a reduction in capital spending by many of our customers and lower end consumer demand and was compounded by high component inventories at most of our customers, including components that we previously supplied. Reduced production volumes contributed to a significant decline in our gross margin and profitability from the levels achieved in 2000.

         Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, reduced revenue causes our fixed production costs to increase as a percentage of revenue, which adversely affects our gross margin and profitability. We will continue to strategically invest in research and development in order to maintain our competitive position.

         The general slowdown in the industry in which we operate as well as the overall slowing of the economy has had, and could continue to have, a negative impact on our net sales, gross margins and other results of operations. We cannot accurately predict whether or when demand will strengthen across all product lines. If we are unable to reverse the recent trend of low revenues and net losses because the economy does not improve or because we under perform, our ability to compete in a very difficult market may be materially and adversely affected.

         We have only one reportable segment. For financial information related to such segment and certain geographic areas, see Note 5 to the accompanying financial statements.

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

LONG-LIVED ASSETS

         Long-lived assets include fixed assets, goodwill and other intangible assets. We regularly review these assets for circumstances of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value.

Goodwill and intangibles impairment

         We have intangible assets related to goodwill and other acquired intangibles. Significant judgements are involved in the determination of the estimated useful lives for our other intangibles and whether the goodwill or other intangible assets are impaired. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

Impairment of long-lived assets

         We record impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the undiscounted cash flow estimated to be generated by these assets is less than the carrying amounts of those assets. Management considers sensitivities to capacity, utilization and technological developments in making its assumptions.

DEFERRED TAXES

         We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2001, we determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and an adjustment to provide a valuation allowance against the deferred tax asset was charged to income. We continue to maintain a full valuation allowance on our deferred tax assets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We maintain an allowance for doubtful accounts for estimated losses resulting from customers' failure to make mandatory payments. If the financial condition of our customers were to erode, making them unable to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                             2001         2002         2003
                                                         -----------  -----------  -----------
Net sales..............................................       100.0%       100.0%       100.0%
Cost of sales..........................................       103.5         91.2         95.6
                                                             ------       ------       ------
Gross (loss)profit.....................................        (3.5)         8.8          4.4
Research and development expenses......................        44.5         36.0         42.7
Selling and administrative expenses....................        32.2         25.9         25.8
Restructuring and other charges........................         4.4          6.1          1.2
Asset impairment charges...............................        12.3         10.5            -
Goodwill impairment charge.............................           -          9.7            -
Purchased in-process R&D...............................         4.5            -          2.5
                                                             ------       ------       ------
Operating loss.........................................      (101.4)       (79.4)       (67.8)
Interest income........................................         8.2          7.7          4.4
Interest expense.......................................        (0.8)        (6.2)        (5.0)
Impairment of investments..............................        (3.7)        (0.5)           -
Gain on repurchase of Convertible notes................           -         15.2            -
Other income (expense) ................................           -            -          0.4
                                                             ------       ------       ------
Loss before income taxes...............................       (97.7)       (63.2)       (68.0)
Provision (benefit) for income taxes...................        28.7         (5.2)        (0.5)
                                                             ------       ------       ------
Loss before cumulative effect of accounting change.....      (126.4)       (58.0)       (67.5)
Cumulative effect of accounting change.................           -         (9.7)           -
                                                             ------       ------       ------
Net loss...............................................     (126.4%)      (67.7%)      (67.5%)
                                                             ======       ======       ======

2003 COMPARED TO 2002

         NET SALES. Net sales during 2003 decreased 8.9% to $75.2 million, compared to $82.6 million for 2002. The sales decline was due to a decrease in demand of TDMA power amplifiers used in cellular handsets resulting from a market shift in the U.S. from the TDMA air interface standard to the emergence and deployment of the CDMA-1X telecommunication standard. Additionally, demand was lower for IC's used in set-top boxes attributed to overall market softness for set-top boxes.

         Specifically, net sales of integrated circuits for cellular and PCS applications decreased 7.1% during 2003 to $41.5 million from $44.7 million in 2002. Net sales for TDMA power amplifiers declined to zero in 2003 from $3.5 million in 2002.

         Sales during 2003 of integrated circuits for broadband applications decreased 11.1% to $33.7 million from $37.9 million in 2002. The decline was partially offset by sales of our power amplifiers used in Wireless LAN (WLAN) applications. On March 31, 2003, we purchased the power amplifier business of RF Solutions (RFS) providing the Company an entrance into the growing WLAN power amplifier market.

         Generally, selling prices for same product sales were lower during 2003 as compared to 2002.

         GROSS MARGIN. Gross margin for 2003 decreased to 4.4% of net sales, compared with 8.8% of net sales in the prior year. The decline in gross margin from the prior year is the result of the decrease in revenue, lower production throughput in our facilities due to outsourcing and consequent lower absorption of fixed costs. The aforementioned lower pricing was largely offset by savings related to lower test, assembly and raw material costs.

         RESEARCH & DEVELOPMENT. Company sponsored research and development expense increased 7.8% during 2003 to $32.1 million from $29.7 million during 2002 primarily due to the acquisition of the RFS power amplifier business on March 31, 2003 and the acquisition of the Tavanza CDMA wireless handset business from Celeritek on October 14, 2003.

         PURCHASED IN-PROCESS R&D. The Company expensed purchased in-process research and development costs of $1.9 million resulting from the acquisitions of RFS and Tavanza. The charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and did not have alternative future uses. No acquisitions or in-process R&D applied in 2002.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 9.3% during 2003 to $19.4 million from $21.4 million in 2002. The decrease was primarily due to the elimination of intangibles' amortization as a result of the write-off of intangibles in the fourth quarter of 2002 and savings realized from the administrative headcount reductions resulting from our restructuring activities. The expense reductions were partially offset by increased expenses from the RFS acquisition and the establishment of new application centers in Taiwan and South Korea.

         ASSET AND INVESTMENT IMPAIRMENT CHARGES AND RESTRUCTURING AND OTHER CHARGES. During 2003, we recorded charges of $0.9 million for restructuring and other charges related to severance and related employee benefits of workforce reductions of approximately 19 operations and administrative positions and lease-related costs. The anticipated annual benefit from the workforce reductions is expected to approximate $1.9 million. During 2002, we recorded charges of $8.6 million for asset impairments, $0.4 million for impairment on investments and $5.0 million for restructuring and other charges.

         Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2002 and 2003 are as follows (in millions):


                                                              Lease        Workforce
                                                            Related        Reductions       Total
                                                           ---------      ------------     --------
         Year ended December 31, 2002
         Restructuring and other expenses                  $    3.4         $    1.6       $    5.0
         Deductions                                            (1.7)            (2.2)          (3.9)
         December 31, 2002 restructuring balance                2.8              0.2            3.0
         Year ended December 31, 2003                      ---------      ------------     ---------
         Restructuring and other expenses                       0.3              0.6            0.9
         Deductions                                            (1.1)            (0.8)          (1.9)
                                                           ---------      ------------     ---------
         December 31, 2003 restructuring balance           $    2.0         $      -       $    2.0
                                                           =========      ============     =========


         GOODWILL IMPAIRMENT CHARGE. During 2002, we monitored fiber market conditions in light of additional job cuts and difficult prospects announced by several of our end-market customers. In view of these weaker market conditions during the third quarter of 2002, we evaluated our goodwill and intangible assets for potential impairment. As a result of that evaluation, we recorded a goodwill impairment charge of $8.0 million. Also see cumulative effect of accounting change below. There was no impairment of goodwill in 2003.

         INTEREST INCOME. Interest income decreased 47.0% to $3.3 million during 2003 from $6.3 million in 2002. The decrease was due to lower average invested funds and was compounded by lower interest rates.

         INTEREST EXPENSE. Interest expense decreased to $3.8 million in 2003 from $5.1 million in 2002. Our interest expense arises from obligations under our 5% Convertible notes, issued on November 27, 2001. In September, 2002, we repurchased $33.3 million in face value of the notes and consequently reduced the outstanding principal balance to $66.7 million.

         GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During 2002, we recognized a gain of $12.6 million, on the repurchase of $33.3 million in principal of our 5% Convertible notes, after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

         PROVISION(BENEFIT) FOR INCOME TAXES. In December 2002, the Company received a $4.3 million refund pursuant to a carryback claim under the Job Creation and Workers Assistance Tax Act of 2002. The refund represented taxes paid in 1996 and 1997.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In 2002, we adopted the provisions of Statement of Financial Accounting Standards ("FAS") No 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $2.6 million was no longer required. As a result of completing the required test, we recorded a charge for the cumulative effect of the accounting change in the amount of $8.0 million representing the excess of the carrying value of a reporting unit as compared to its estimated fair value. In 2003, there was no charge for an accounting change.

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

         RESEARCH & DEVELOPMENT. Company sponsored research and development expense decreased 21.2% during 2002 to $29.7 million from $37.8 million during 2001 primarily due to headcount reductions from our restructurings and a narrower focus on our fiber-related projects. As a percentage of sales, research and development expense decreased to 36.0% in 2002 from 44.5% in 2001.

         PURCHASED IN-PROCESS R&D. The Company expensed purchased in-process research and development costs of $3.8 million as a result of the Telcom acquisition on April 2, 2001. The charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and did not have alternative future uses. No acquisitions or in-process R&D applied for 2002.

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

         ASSET AND INVESTMENT IMPAIRMENT CHARGES AND RESTRUCTURING AND OTHER CHARGES. During 2002, we recorded charges of $8.6 million for asset impairments, $0.4 million for impairment on investments and $5.0 million for restructuring and other charges. The asset impairment charge related to the write-off of certain manufacturing and research equipment, leasehold improvements, certain technology licenses that are no longer used in the ongoing activities of the business and process technology from the Telcom acquisition following an evaluation of our carrying value against the related business cash flows. The charge for impairment on investments was recorded on a private-equity investment following an evaluation that indicated the carrying value of such investment exceeded its estimated fair market value. The restructuring and other charges were for lease-related costs and for severance and related benefit costs of workforce reductions. The workforce reductions eliminated approximately 83 positions throughout the Company. During 2001, we recorded charges of $10.4 million for asset impairments, $3.1 million for impairment on investments and $3.8 million for restructuring and other charges, primarily severance and related benefits costs of workforce reductions, with $1.6 million of benefits paid through December 31, 2001, and the remainder paid out in 2002.

          Activity and liability balances related to the restructuring and other charges for the year ended December 31, 2002 were as follows (in millions):


                                                              Lease        Workforce
                                                            Related        Reductions     Total
                                                           ---------      ------------   --------
         Year ended December 31, 2002
         Restructuring and other expenses                  $    3.4         $    1.6     $    5.0
         Deductions                                            (1.7)            (2.2)        (3.9)
         December 31, 2002 restructuring balance                2.8              0.2          3.0



         GOODWILL IMPAIRMENT CHARGE. During 2002, we monitored fiber market conditions in light of additional job cuts and difficult prospects announced by several of our end-market customers. In view of these weaker market conditions during the third quarter of 2002, we evaluated our goodwill and intangible assets for potential impairment. As a result of that evaluation, we recorded a goodwill impairment charge of $8.0 million. Also see cumulative effect of accounting change below.

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

         GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During 2002, we recognized a gain of $12.6 million, on the repurchase of $33.3 million in principal amount of our 5% Convertible notes, after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

         PROVISION(BENEFIT) FOR INCOME TAXES. In December 2002, the Company received a $4.3 million refund pursuant to a carryback claim under the Job Creation and Workers Assistance Tax Act of 2002. The refund represented taxes paid in 1996 and 1997. During 2001, the Company recorded a valuation allowance of $26.8 million against the carrying value of its deferred tax asset. Since realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management recorded a full valuation allowance in 2001 and 2002.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("FAS") No 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $2.6 million was no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, in 2002 we recorded a charge for the cumulative effect of the accounting change in the amount of $8.0 million representing the excess of the carrying value of a reporting unit as compared to its estimated fair value.

LIQUIDITY AND SOURCES OF CAPITAL

         At December 31, 2003 we had $18.5 million of cash and cash equivalents on hand and $103.1 million in marketable securities. We had $66.7 million of 5% Convertible notes outstanding as of December 31, 2003.

         Operations required the use of $23.6 million in cash during 2003. Investing activities provided $16.6 million of cash during 2003, consisting principally of net sales of marketable securities of $25.0 million, partially offset by purchases of equipment of $4.2 million and the acquisitions of RFS and Tavanza for $4.2 million. Financing activities consisting of proceeds received from the employee stock purchase plan ("ESP Plan") provided $1.2 million of cash in 2003.

         At December 31, 2003, we had purchase commitments of approximately $2.1 million for equipment, furniture, and leasehold improvements for the first half of 2004.

         We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchasing our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

The table below summarizes required cash payments as of December 31, 2003:

CONTRACTUAL OBLIGATIONS                          PAYMENTS DUE BY PERIOD (in thousands)
                                       Total    1 year      1 - 3     4 - 5     After 5
                                               And less     years     years      years
                                    --------   --------   --------   --------   -------
Long-term debt                      $ 66,700   $      -   $ 66,700   $      -   $     -
Other long-term liabilities            2,953       (175)      (321)       214     3,134
Operating leases                      27,182      3,795      4,093      3,403    15,891
Capital leases                            90         84          6          -         -
Unconditional purchase
         obligations                   2,056      2,056          -          -         -
                                    --------   --------   --------   --------   -------
Total contractual cash
         obligations                $ 98,981   $  5,760   $ 70,478   $  3,617   $19,025
                                    ========   ========   ========   ========   =======


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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1,2003. The adoption of FIN 46 did not, nor is expected to, have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (Corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

         At December 31, 2003, we held marketable securities with an estimated fair value of $103.1 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2003:


Estimated Principal Amount and Weighted Average Stated                Fair
       Rate by Expected Maturity Value                                Value
-----------------------------------------------------              ---------
($'s 000)    2004       2005       2006         Total              ($'s 000)
-----------------------------------------------------              ---------
Principal  $53,439    $41,715     $5,190     $100,344              $103,105

Weighted
 Average
 Stated
 Rates        4.70%      4.68%      6.51%        4.77%                    -
-----------------------------------------------------              ---------


         Our Convertible notes bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed. At December 31, 2003, the fair value of the outstanding Convertible notes, estimated based upon dealer quotes, was approximately $63.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors


The Board of Directors and Stockholders
ANADIGICS, Inc.


We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the Company changed its method of accounting for goodwill and other intangible assets in 2002.



                                                      /s/      ERNST & YOUNG LLP


MetroPark, New Jersey
January 26, 2004, except for the fourth paragraph of Note 13, as to which the date is February 6, 2004

                                 ANADIGICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              DECEMBER 31,
                                                                         --------------------
                                                                            2002       2003
                                                                         ---------  ---------
                                         ASSETS

Current assets:
  Cash and cash equivalents............................................  $  24,343  $ 18,525
  Marketable securities................................................     74,038    54,130
  Accounts receivable, net of allowance for doubtful accounts of $781
    and $752 in 2002 and 2003, respectively............................      9,016    12,074
  Inventories..........................................................     13,277    10,321
  Prepaid expenses and other current assets............................      4,600     3,243
                                                                         ---------  ---------
Total current assets...................................................    125,274    98,293

Marketable securities..................................................     57,137    48,975
Plant and equipment:
  Equipment and furniture..............................................    123,328   130,815
  Leasehold improvements...............................................     37,473    38,437
  Projects in process..................................................      5,371     1,609
                                                                         ---------  ---------
                                                                           166,172   170,861
  Less accumulated depreciation and amortization.......................     97,572   115,619
                                                                         ---------  ---------
                                                                            68,600    55,242
Goodwill and other intangibles, less accumulated amortization
  of $64 in 2003.......................................................          -     1,788
Other assets...........................................................      4,660     3,600
                                                                         ---------  ---------
                                                                         $ 255,671  $207,898
                                                                         =========  =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................  $   7,434  $  9,497
  Accrued liabilities..................................................      4,733     5,618
  Accrued restructuring costs..........................................      2,956     1,994
  Current maturities of capital lease obligations......................          -        84
                                                                         ---------  ---------
Total current liabilities..............................................     15,123    17,193

Long-term debt.........................................................     66,700    66,700
Other long-term liabilities............................................      2,760     2,959

Commitments and contingencies..........................................

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding..............................................
  Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding......................
  Common stock, $0.01 par value, 144,000,000 shares authorized at December 31,
    2002 and 2003, and 30,674,033 and 31,225,888 issued
    and outstanding at December 31, 2002 and 2003, respectively........        307       312
  Additional paid-in capital...........................................    334,162   335,477
  Accumulated deficit..................................................   (164,124) (214,881)
  Accumulated other comprehensive income...............................        743       138
                                                                         ---------  ---------
Total stockholders' equity.............................................    171,088   121,046
                                                                         ---------  ---------
                                                                         $ 255,671  $207,898
                                                                         =========  =========

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2001        2002        2003
                                                         ----------  ----------  ----------
Net sales............................................... $   84,765  $   82,564  $   75,212
Cost of sales...........................................     87,697      75,302      71,927
                                                         ----------  ----------  ----------
Gross (loss) profit.....................................     (2,932)      7,262       3,285
Research and development expenses.......................     37,764      29,742      32,075
Selling and administrative expenses.....................     27,282      21,400      19,420
Restructuring and other charges.........................      3,775       5,001         925
Asset impairment charges................................     10,433       8,641           -
Goodwill impairment charges.............................          -       8,043           -
Purchased in-process R&D................................      3,800           -       1,863
                                                         ----------  ----------  ----------
                                                             83,054      72,827      54,283
                                                         ----------  ----------  ----------
Operating loss..........................................    (85,986)    (65,565)    (50,998)

Interest income.........................................      6,930       6,309       3,344
Interest expense........................................       (626)     (5,119)     (3,761)
Impairment of investments...............................     (3,061)       (390)          -
Gain on repurchase of Convertible notes.................          -      12,581           -
Other (expense) income..................................        (39)          1         276
                                                         ----------  ----------  ----------
Loss before income taxes................................    (82,782)    (52,183)    (51,139)
Provision (benefit) for income taxes....................     24,338      (4,307)       (382)
                                                         ----------  ----------  ----------
Loss before cumulative effect of accounting change......   (107,120)    (47,876)    (50,757)
Cumulative effect of accounting change..................          -      (8,010)          -
                                                         ----------  ----------  ----------
Net loss................................................ $ (107,120) $  (55,886) $ (50,757)
                                                         ==========  ==========  ==========
Net loss per share
Basic and diluted
Loss before cumulative effect of accounting change...... $    (3.54) $    (1.57) $   (1.65)
Net loss................................................ $    (3.54) $    (1.83) $   (1.65)


Weighted average common and dilutive securities
  outstanding........................................... 30,248,476  30,587,032  30,716,749


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             2001       2002        2003
                                                          ---------  ----------  ---------
Net loss................................................  $(107,120) $  (55,886) $ (50,757)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities.........        560         116       (666)
Foreign currency translation adjustment.................       (110)        (10)        46

Reclassification adjustment:
Net realized (gain) loss previously included in
  other comprehensive income............................        (30)        (71)        15
                                                          ---------  ----------  ---------
Comprehensive loss......................................  $(106,700) $  (55,851) $ (51,362)
                                                          =========  ==========  =========

                             See accompanying notes.

                                 ANADIGICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (SHARES AND DOLLARS IN THOUSANDS)



                                                                                ACCUMULATED
                                      COMMON STOCK     ADDITIONAL                OTHER           TOTAL
                                    ---------------     PAID-IN   ACCUMULATED  COMPREHENSIVE STOCKHOLDERS'
                                     SHARES    AMOUNT   CAPITAL     DEFICIT    INCOME (LOSS)    EQUITY
                                    -------   -------  ---------- -----------  ------------- -------------
Balance, December 31, 2000..         30,028   $300     $329,362   $  (1,118)   $      288      $ 328,832
 Stock options exercised....            420      5        3,036                                    3,041
 Shares issued under
    employee stock purchase
    plan....................            113      1        1,462                                    1,463
 Unrealized gains on market-
    able securities.........                                                          560            560
 Shares issued for warrants
    exercised...............              8
 Foreign currency translation
    adjustment..............                                                         (110)          (110)
 Net realized gain  previously
    included in other
    comprehensive income....                                                          (30)           (30)
 Net loss                                                          (107,120)                    (107,120)
                                    -------   -------  ---------- -----------  ------------- -------------
Balance, December 31, 2001..         30,569    306      333,860    (108,238)          708        226,636
 Stock options exercised....             17      -          108                                      108
 Shares issued under
    employee stock purchase
    plan....................             88      1          194                                      195
 Unrealized gains on market-
    able securities.........                                                          116            116
 Foreign currency translation
    adjustment..............                                                          (10)           (10)
 Net realized gain  previously
    included in other
    comprehensive income....                                                          (71)           (71)
 Net loss                                                           (55,886)                     (55,886)
                                    -------   -------  ---------- -----------  ------------- -------------
Balance, December 31, 2002..         30,674    307      334,162    (164,124)          743        171,088
 Stock options exercised....             23      -           67                                       67
 Shares issued under
    employee stock purchase
    plan....................            529      5        1,222                                    1,227
 Unrealized loss on market-
    able securities.........                                                         (666)          (666)
 Foreign currency translation
    adjustment..............                                                           46             46
 Net realized loss previously
    included in other
    comprehensive income....                                                           15             15
 Stock-based compensation ..                                 26                                       26
 Net loss                                                            (50,757)                    (50,757)
                                    -------   -------  ---------- -----------  ------------- -------------
Balance, December 31, 2003..         31,226   $312     $335,477   $ (214,881)  $      138    $   121,046
                                    =======   =======  ========== ===========  ============= =============

                             See accompanying notes.

                                 ANADIGICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   2001       2002       2003
                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss......................................................  $(107,120)  $(55,886) $ (50,757)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Cumulative effect of accounting change......................          -     8,010           -
  Gain on repurchase of Convertible notes.....................          -    (12,581)         -
  Depreciation................................................     24,601     19,828     18,481
  Amortization................................................      2,907      2,197      1,173
  Amortization of premium on marketable securities............      1,287      2,256      2,432
  Impairments of long-lived assets and investments............     14,577     17,074          -
  Purchased in-process R&D....................................      3,800          -      1,863
  Deferred taxes..............................................     24,306          -          -
  Loss on sale of equipment...................................         39          -         20
 Changes in operating assets and liabilities:
    Accounts receivable.......................................     12,847      1,184     (2,906)
    Inventory.................................................      9,601      1,384      2,957
    Prepaid expenses and other assets.........................     (3,765)     1,070      1,234
    Accounts payable..........................................     (2,256)    (1,681)     1,730
    Accrued and other liabilities.............................        955       (386)       172
                                                                ----------  ---------  ---------
Net cash used in operating activities........................     (18,221)   (17,531)   (23,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment..............................    (16,845)    (4,945)    (4,178)
Purchases of marketable securities............................   (157,691)  (104,619)   (97,605)
Proceeds from sales of marketable securities..................     90,985    108,197    122,577
Business acquisitions.........................................    (27,927)         -     (4,217)
Proceeds from sale of equipment...............................         45          2          -
                                                                ----------  ---------  ---------
Net cash (used in) provided by investing activities...........   (111,433)    (1,365)    16,577

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of obligations under capital leases..................       (404)       (94)       (88)
Repayments of long-term debt.................. ...............     (3,385)      (244)         -
Proceeds from issuance of long-term debt net of offering costs     96,925          -          -
Repurchase of Convertible notes...............................          -    (19,828)         -
Issuances of common stock, net of related expenses............      4,504        303      1,294
                                                                ----------  ---------  ---------
Net cash provided by (used in) financing activities...........     97,640    (19,863)     1,206
                                                                ----------  ---------  ---------

Net decrease in cash and cash equivalents.....................    (32,014)   (38,759)    (5,818)
Cash and cash equivalents at beginning of period..............     95,116     63,102     24,343
                                                                ----------  ---------  ---------
Cash and cash equivalents at end of period....................  $  63,102   $ 24,343   $ 18,525
                                                                ==========  =========  =========

Supplemental disclosures of cash flow information:
Interest paid.................................................  $     131   $  4,549   $  3,335
Taxes paid....................................................         45        200          -
Acquisition of equipment under capital lease..................        248          -          -


                             See accompanying notes.

                                 ANADIGICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF")/microwave integrated circuit solutions for the communications industry. The Company's products are used to send and receive signals in a variety of broadband and wireless communications applications. In the broadband markets, the focus is on applications for cable subscriber products, cable infrastructure systems, wireless local area networks ("WLAN"), and fiber optic communications systems. In the wireless market, the Company's efforts are focused on applications for cellular and personal communication systems ("PCS") handsets.

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

    CONCENTRATION OF CREDIT RISK

         The Company grants trade credit to its customers, who are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Sales and accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from individual customers.

         Net sales to individual customers who accounted for 10% or more of the Company's total net sales and corresponding end application information are as follows:

                                           YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------
Customer (application)        2001     %      2002       %        2003      %
                             ------  ------   ------   ------     ------  -----
Motorola (Broadband)       $ 27,387    32%  $ 18,666     23%    $ 10,422    14%
Kyocera (Wireless)            9,620    11%    29,231     35%      21,263    28%
Ericsson (Wireless)          21,401    25%     < 10%    <10%       < 10%   <10%
LG Electronics (Wireless)      <10%   <10%     < 10%    <10%     10,346     14%

         Accounts receivable at December 31, 2002 and 2003 from the greater than 10% customers accounted for 51% and 49% of total accounts receivable, respectively.

    REVENUE RECOGNITION

         Production revenue is recorded when products are shipped to customers pursuant to a purchase order. The Company charges customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Cancellation revenue is recognized when cash is received. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers' failure to make mandatory payments.

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

         The cost of equipment acquired under capital leases was $10,719 and $10,633 at December 31, 2002 and 2003, respectively, and accumulated amortization was $10,673 and $10,484 at December 31, 2002 and 2003, respectively. Equipment acquired under a capital lease is amortized and included in depreciation over the useful life of the leased equipment or the life of the lease, whichever is shorter.

    GOODWILL AND OTHER INTANGIBLES

         Goodwill, process technology, customer list and a covenant-not-to-compete were recorded as part of the Company's acquisitions. Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. FAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase measures the impairment. Process technology, the customer list and the covenant continued to be amortized using the straight-line method over three to four year lives. The carrying amount of the Company's intangibles are reviewed on a regular basis for any signs of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk.

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

    INCOME TAXES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets.

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

    STOCK BASED COMPENSATION

         As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS No. 123:

                                                2001        2002        2003
                                             ---------   ---------   ----------
Net loss, as reported....................... $(107,120)  $ (55,886)   $ (50,757)
Stock based compensation included in
 reported net loss, net of tax                       -           -           26
Stock based compensation expense under fair
 value reporting, net of tax................   (17,084)    (10,863)      (7,905)
                                             ---------   ----------   ---------
Pro forma net loss.......................... $(124,204)  $ (66,749)   $ (58,636)
                                             ---------   ---------    ---------
                                             ---------   ---------    ---------
Basic and diluted loss per share
Net loss, as reported......................  $   (3.54)  $   (1.83)   $   (1.65)
Pro forma net loss.........................  $   (4.11)  $   (2.18)   $   (1.91)


    EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2003, the fair value of the Company's outstanding Convertible senior notes, estimated based upon dealer quotes, was approximately $63,532.

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

       In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31,2003 and effective for periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1,2003. The adoption of FIN 46 did not, nor is expected to, have a material impact on the Company's financial position or results of operations.

    RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current presentation.


2. BUSINESS ACQUISITIONS

         On March 31, 2003, the Company acquired certain assets and liabilities of the WLAN power amplifier business of RF Solutions ("RFS"). The RFS acquisition was a strategic initiative that allows the Company to participate in the emerging and fast-growing WLAN market with a depth of experienced design personnel and cutting-edge products. The Company paid cash purchase consideration on March 31, 2003 of $2,800 and will be required to issue shares of the Company's common stock as contingent consideration, based on the achievement of certain revenue milestones over the 12 months ending March 31, 2004. Currently, management's estimate of the anticipated share issuance ranges between 600,000 and 750,000 shares, which would increase the goodwill attributed to RFS. The Company is unable to assess the specific amount of the contingent purchase consideration and has therefore excluded it from the fair value allocation. In addition, the Company incurred $217 in acquisition-related costs.

         On October 14, 2003, the Company acquired certain assets of a CDMA wireless handset power amplifier developer, formerly named Tavanza, a wholly-owned subsidiary of Celeritek. The Company paid cash consideration of $1,000 and incurred $200 in acquisition-related costs.

         The acquisitions were accounted for using the purchase method of accounting. The results of operations for RFS and Tavanza are included in the results of operations of the Company from the respective dates of purchase. There are no significant differences between the accounting policies of the Company and RFS or Tavanza.

         The acquisition costs of $4,217 was allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

                                                        Total
         Fair value of tangible assets                $1,029
         Fair value of liabilities assumed              (527)
         In-process research and development           1,863
         Process technology                              210
         Covenant-not-to-compete                         175
         Customer list                                   240
         Goodwill                                      1,227
                                                       -----
         Total purchase price                         $4,217

         The Company recorded a charge of $1,863 representing the fair value of certain acquired research and development projects relating to dual band, high gain and modules applications for Wireless LAN and certain passive-free power amplifier applications, in the case of Tavanza, that were determined to have not reached technological feasibility and to not have alternative future uses. The fair value of such projects was determined based on discounted net cash flows. These cash flows were based upon management's estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounted for the time value of money, as well as the risks of realization of cash flows.

         The following unaudited pro-forma consolidated financial information reflects the results of operations for the twelve months ended December 31, 2002 and 2003, as if the acquisitions of RFS and Tavanza had occurred on December 31, 2001 and after giving effect to purchase accounting adjustments. The charge for purchased in-process research and development is not included in the pro-forma results, because it is non-recurring.

                                                     YEAR ENDED DECEMBER 31
                                                     ----------------------
                                                        2002         2003
                                                     ---------    ---------
Pro-forma revenue                                     $ 83,020     $ 75,751
Pro-forma net loss before cumulative
   effect of accounting change                         (57,034)     (51,947)
Pro-forma net loss                                     (65,044)     (51,947)


Basic and diluted net loss per share
Pro-forma net loss before cumulative
   effect of accounting change                        $  (1.86)    $  (1.69)
Pro-forma net loss                                       (2.13)       (1.69)


         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

         On April 2, 2001, the Company acquired Telcom Devices Corp. ("Telcom"), a manufacturer of indium phosphide based photodiodes for the telecommunications and data communications markets. The acquisition was accounted for using the purchase method of accounting and the results of operations of Telcom are included in the Company's consolidated results of operations from the date of purchase. There were no significant differences between the accounting policies of the Company and Telcom.

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

         The process technology and covenant not-to-compete were being amortized using the straight-line method over their estimated useful lives of five and two years, respectively. The Company recorded a charge of $3,800 representing the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and not have alternative future uses.

         The following unaudited pro-forma consolidated financial information reflects the results of operations for the twelve months ended December 31, 2001, as if the acquisition of Telcom had occurred on December 31, 2000 and after giving effect to purchase accounting adjustments. The charge for purchased in-process R&D is not included in the pro-forma results, because it is non-recurring.

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                              2001
                                                          ------------
Pro-forma revenue........................................ $   87,245
Pro-forma net loss.................... .................. $ (106,313)

Basic and diluted pro-forma net loss per share            $    (3.51)

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


3. INTANGIBLES, GOODWILL, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND ACQUISITION INTANGIBLES' IMPAIRMENT CHARGES

         As of December 31, 2002 and 2003, the Company's intangible assets consist of the following:

                                Gross Carrying Amount Accumulated Amortization
                                    December 31,           December 31,
                                --------------------- -------------------------
                                  2002          2003       2002         2003
                                ---------  ---------- -----------  ------------
Goodwill                        $    -     $   1,227  $      -      $      -
Process Technology                   -           210         -            35
Covenant not to compete              -           175         -            12
Customer list                        -           240         -            17
                                ---------  ---------- -----------  ------------
                                $    -     $   1,852  $      -      $     64
                                =========  ========== ===========  ============

         Annual amortization expense related to intangible assets was $64 in the year ended December 31, 2003. In the year ended December 31, 2002, intangible asset amortization expense was $1,080 which was recorded prior to the impairment write-off of the intangibles in the fourth quarter of 2002, as discussed below.

         Future annual amortization expense related to intangible assets is expected to be as follows:

                                    2004      2005      2006      2007     2008
                                  -------   -------   -------   -------  -------
         Amortization expense     $  194    $  194    $  162    $   11    $   -


         Effective January 1, 2002, the Company adopted the provisions of FAS 142 and under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator. The annual amortization of Telcom's goodwill, which would have approximated $2,567 was no longer required in 2002. Other intangible assets continued to be amortized over their useful lives. As a result of completing the initial required impairment test, the Company recorded a charge for the cumulative effect of the accounting change in the amount of $8,010 ($0.26 per share) representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value as of January 1, 2002.

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

         Had FAS 142 been adopted on January 1, 2001, the net loss for the year ended December 31, 2001 of $107,120 ($3.54 per share) would have reversed goodwill amortization of $1,925 ($0.06 per share) and resulted in an adjusted net loss of $105,195 ($3.48 per share).


4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         During 2003, the Company recorded restructuring charges of $925 pertaining to severance and related benefits of workforce reductions of approximately 19 operations and administrative positions and lease-related costs.

         In 2002, the Company recorded charges for asset impairments, impairment on investments and for restructuring and other charges of $8,641, $390 and $5,001, respectively. The asset impairment charge of $8,641 related to the write-off of certain manufacturing and research equipment, leasehold improvements, certain acquired intangibles and certain technology licenses that are no longer used in the ongoing activities of the business. The charge for impairment on investments was recorded on a private-equity investment following an evaluation that indicated the carrying value of such investment exceeded its estimated fair market value. The restructuring and other charges were for lease-related costs and for severance and related employee benefit costs of workforce reductions. The workforce reductions eliminated approximately 83 positions throughout the Company.

         In 2001, the Company recorded charges for asset impairment, impairment of investments and for restructuring and other charges amounting to $10,433, $3,061 and $3,775, respectively. The asset impairment charge of $10,433 related to the write-down to fair market value of certain manufacturing and research fixed assets, as they were surplus to the Company's operating levels and research activities. The charge for impairment of investments was recorded for certain private-equity investments following an evaluation of the Company's investments indicated that the carrying value of such investments exceeded the estimated fair market value. The restructuring and other charge was for severance and related benefit costs of workforce reductions as well as certain lease-related undertakings. The workforce reductions eliminated 109 positions throughout the Company.

         Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2002 and 2003 are as follows:

                                                  Lease          Workforce
                                                Related     Reductions   Total
                                               ---------   ---------    --------
Year ended December 31, 2002
Restructuring and other expenses                $ 3,374     $ 1,628     $ 5,002
Deductions                                       (1,759)     (2,185)     (3,944)
December 31, 2002 restructuring balance           2,804         152       2,956
Year ended December 31, 2003                    -------     -------     --------
Restructuring and other expenses                    300         625         925
Deductions                                       (1,124)       (763)     (1,887)
                                                -------     -------     -------
December 31, 2003 restructuring balance         $ 1,980     $    14     $ 1,994
                                                =======     =======     =======


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

         The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:



                                             YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                          2001         2002        2003
                                        -------      -------     -------
     Wireless ....................      $32,250      $44,689     $41,538
     Broadband ...................       52,515       37,875      33,674
                                        -------      -------     -------
          Total ..................      $84,765      $82,564     $75,212
                                        =======      =======     =======

         The Company primarily sells to four geographic regions: Asia, U.S.A. and Canada, Europe, and Latin America. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the four geographic regions are as follows:

                                             YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                          2001         2002        2003
                                        -------      -------     -------
    Asia ...........................    $27,408     $31,897     $31,014
    U.S.A and Canada ...............     30,955      44,193      38,024
    Europe .........................      8,976       3,767       3,676
    Latin America ..................     17,426       2,707       2,498
                                        -------     -------     -------
          Total ....................    $84,765     $82,564     $75,212
                                        =======     =======     =======


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

         ANADIGICS, Inc. has the option to redeem all or a portion of the notes at a redemption price of 102% of the principal amount during the period from November 15, 2004 through November 14, 2005 and at a redemption price of 101% of the principal amount during the period from November 15, 2005 to November 14, 2006. In the event of a change in control, as defined, note-holders may require the Company to repurchase the notes at 100% of the principal amount. In the event of a change in control, the Company, in certain circumstances, may elect to repay the notes in common stock valued at 95% of the average of the closing prices of the Company's common stock for the five days immediately preceding and including the third trading day prior to the repurchase.

         During 2002, the Company repurchased and retired $33,300 principal amount of the Convertible notes for $20,365 in cash, inclusive of accrued interest of $537. The Company recognized a gain of $12,581 on the repurchase after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs. In accordance with the provisions of FAS 145, the gain on repurchase was included in the loss before income taxes and cumulative effect of accounting change.

         Unamortized debt issuance costs of $1,643 and $1,221 at December 31, 2002 and 2003, respectively, consisting principally of underwriters' fees, were included in other assets and are being amortized over the life of the notes.


7. COMMITMENTS AND CONTINGENCIES

         The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire through 2005. Rent expense, net of sublease income was $3,946, $3,560 and $3,225 in 2001, 2002 and 2003, respectively. Sublease income was zero in 2001, $406 in 2002, and $789 in 2003. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

                                                         CAPITAL      OPERATING
YEAR                                                      LEASES        LEASES
----                                                   ---------     -----------
2004................................................    $     84      $   3,795
2005................................................           6          2,419
2006................................................                      1,674
2007................................................                      1,699
2008................................................                      1,704
Thereafter..........................................                     15,891
                                                       ---------     ----------
Total minimum lease payments........................          90         27,182
Less: contractually-required sublease income........           -         (1,110)
                                                       ---------     ----------
                                                        $     90      $  26,072
                                                       =========     ==========

         The lessor on the lease for the Company's headquarters building in Warren, New Jersey, changed during 2003 as a result of the settlement of a bankruptcy proceeding involving the prior lessor. The lease agreement is unchanged as a result of the transfer of ownership.

         In addition to the above, at December 31, 2003, the Company had purchase commitments of approximately $2,056 for equipment, furniture, and leasehold improvements.


8. MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities:

                                              Available-for-Sale Securities
                                       -----------------------------------------
                                                        Gross        Estimated
                                                     Unrealized         Fair
                                           Cost    Gains (Losses)      Value
                                       -----------------------------------------
U.S. Treasury and
  Agency Securities                     $ 23,526      $     66       $ 23,592
U.S. Corporate Securities                106,873           710        107,583
                                        --------      --------       --------
 Total at December 31, 2002             $130,399      $    776       $131,175
                                        --------      --------       --------
                                        --------      --------       --------
U.S. Treasury and
  Agency Securities                     $  9,966      $    (16)      $  9,950
U.S. Corporate Securities                 93,014           141         93,155
                                        --------      --------       --------
 Total at December 31, 2003             $102,980      $    125       $103,105
                                        ========      ========       ========

         The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                             Available-for-Sale Securities
                                             -----------------------------
                                                                 Estimated
                                                                   Fair
                                                     Cost          Value
                                             -----------------------------
Due in one year or less                           $ 53,920       $ 54,130
Due after one year through three years              49,060         48,975
                                                  --------       --------
Total                                             $102,980       $103,105
                                                  ========       ========

9. INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                         DECEMBER 31,
                                                    --------------------
                                                       2002      2003
                                                    ---------  ---------
Raw materials.....................................  $   4,316  $   3,302
Work in process...................................     10,080      7,200
Finished goods....................................      6,015      4,564
                                                    ---------  ---------
                                                       20,411     15,066
Reserves..........................................     (7,134)    (4,745)
                                                    ---------  ---------
 TOTAL............................................  $  13,277  $  10,321
                                                    =========  =========

10. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                         DECEMBER 31,
                                                    --------------------
                                                         2002       2003
                                                    ---------  ---------
Accrued compensation..............................  $   2,715   $  3,732
Warranty reserve..................................        368        100
Other.............................................      1,650      1,786
                                                    ---------  ---------
           TOTAL                                    $   4,733   $  5,618
                                                    =========  =========

         Warranty reserve movements in the years ended December 31, 2002 and 2003 for returns were $333 and $278, respectively. The periodic charge (benefit) for estimated warranty costs were $(259) and $10 in the years ended December 31, 2002 and 2003.


11. INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                   2001      2002       2003
                                                 -------  --------   -------
Current benefit:    Federal....................  $     -  $ (4,307)  $  (382)
                    State and foreign..........        -         -         -
Deferred provision: Federal....................   22,924         -         -
                    State......................    1,414         -         -
                                                 -------  --------   -------
Total    ....................................... $24,338  $ (4,307)  $  (382)
                                                 =======  ========   =======

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

         Significant components of the Company's net deferred taxes as of December 31, 2002 and 2003 are as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                             2002       2003
                                                          ---------  ---------
Deferred tax balances
  Accruals/reserves.....................................  $   6,458  $   3,790
  Net operating loss carryforwards......................     53,917     77,260
  General business and research and development credits.      4,634      4,634
  Deferred rent expense.................................      1,003      1,091
  Difference in basis of plant and equipment............      2,867      2,295
  Other.................................................         22        (71)
  Valuation reserve.....................................    (68,901)   (88,999)
                                                          ---------  ---------
Net deferred tax assets.................................          -          -
                                                          =========  =========

         As of December 31, 2003, the Company had net operating loss carryforwards of approximately $215,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2018, and the state carryforwards will begin to expire in 2005. At December 31, 2003, approximately $24 million of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefit, when realized, will be credited to additional paid-in capital.

         The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                                   2001             2002              2003
                                            ----------------  -----------------  ----------------
Tax at U.S. statutory rate................  $(28,956) (35.0)% $(18,264) (35.0)%  $(17,899) (35.0)%
State and foreign tax (benefit), net of
 federal tax effect.......................    (2,640)  (3.2)    (1,696)  (3.2)     (1,662)  (3.2)
Research and experimentation tax credits..      (666)  (0.8)      (337)  (0.6)          -      -
Valuation allowance, net of carryback.....    56,223   67.9     11,232   21.5      20,098   39.3
Intangibles amortization and other........       377    0.5      4,758    9.1        (919)  (1.8)
                                            --------  ------  --------  ------   --------  ------
Provision (benefit) for income taxes......  $ 24,338   29.4%  $ (4,307)  (8.2)%  $   (382)  (0.7)%
                                            ========  ======  ========  ======   ========  ======


12. STOCKHOLDERS' EQUITY

         On December 17, 1998, the Company adopted a Shareholders' Rights Agreement (the "Agreement"). Pursuant to the Agreement, as amended on November 30, 2000, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

13. EMPLOYEE BENEFIT PLANS

         In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 1,693,750 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of ESP Plan, shares purchased and their applicable per share prices were 113,157 ($12.93), 88,493 ($2.21), 528,894
($2.32), for the years ended December 31, 2001, 2002 and 2003, respectively.

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

         On May 20, 2002, the Company announced a voluntary stock option exchange program for eligible employees. Officers and directors were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on June 18, 2002, the Company accepted for cancellation options to purchase 838,157 shares of common stock having a weighted average exercise price of $36.90. On December 20, 2002, participating employees were issued 760,742 options under this program in exchange for the cancelled options. The new options have an exercise price equal to $2.53, which represents the fair market value at the date of grant and fully vested on December 20, 2003.

         On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,673,931 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 551,564 stock options, under this one for three-exchange program, for the cancelled options. The new options have an exercise price equal to $7.27, which represents the fair market value at the date of grant and will fully vest after one year.

         A summary of the Company's stock option activity, and related information for the years ended December 31, 2001, 2002 and 2003 are as follows:

                                          2001                  2002                 2003
                                  -------------------  --------------------    ----------------
                                             WEIGHTED              WEIGHTED              WEIGHTED
                                    COMMON   AVERAGE     COMMON    AVERAGE     COMMON    AVERAGE
                                    STOCK    EXERCISE     STOCK    EXERCISE    STOCK     EXERCISE
                                    OPTIONS   PRICE      OPTIONS    PRICE      OPTIONS    PRICE
                                  ---------  --------  ---------   --------    -------   --------
Outstanding at beginning
  of year........................ 5,841,531 $  18.27   6,283,632  $  17.52    7,132,034  $ 10.80
  Granted........................ 1,645,608    14.64   2,248,353      3.90      856,366     3.44
  Exercised......................  (420,252)    7.23     (16,773)     6.44      (22,961)    2.93
  Forfeited......................  (783,255)   22.84    (545,021)    21.17     (386,571)   10.78
Cancelled......................           -        -    (838,157)    36.90   (1,673,931)   19.49
                                  ---------            ---------              ---------
Outstanding at end of year....... 6,283,632    17.52   7,132,034     10.80    5,904,937     7.30
                                  =========            =========              =========
Exercisable at end of year....... 3,553,713    16.65   3,903,164     13.69    4,185,488     8.65
                                  =========            =========              =========

         Stock options outstanding at December 31, 2003 are summarized as follows:

                  OUTSTANDING  WEIGHTED AVERAGE  WEIGHTED AVERAGE  EXERCISABLE    WEIGHTED AVERAGE
    RANGE OF       OPTIONS AT      REMAINING        EXERCISE           AT            EXERCISE
EXERCISE PRICES   DEC.31, 2003 CONTRACTUAL LIFE      PRICE         DEC. 31, 2003       PRICE
---------------- ------------- ----------------- ---------------- -------------- ----------------
$ 0.38 to $ 2.53     2,016,839        8.84         $    2.46         1,180,485        $ 2.47
$ 2.79 to $ 4.17     1,152,725        6.69         $    3.59           645,769        $ 4.16
$ 4.84 to $ 9.56       986,924        4.98         $    6.15           769,699        $ 6.29
$ 9.63 to $15.56     1,297,146        6.74         $   13.50         1,143,745        $13.49
$15.94 to $53.48       451,303        5.19         $   23.10           445,790        $23.17


         FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method prescribed by FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted average assumptions for stock option grants for 2001, 2002 and 2003, respectively: risk-free interest rate of 3.6%, 2.0% and 1.8%; expected volatility of 1.10, 1.08 and 1.10; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during 2001, 2002 and 2003 was $9.64, $2.40 and $2.24, respectively.

         ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Plan was amended in 2001 and the Company now matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $741, $681 and $611 for the years ended December 31, 2001, 2002 and 2003, respectively, relating to plan contributions.


14. EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

                                                 Year ended December 31,
                                          ------------------------------------
                                             2001         2002          2003
                                          -----------  -----------  ----------
Weighted average common shares
  outstanding used to calculate
  basic earnings per share...........     30,248,476   30,587,032   30,716,749

Net effect of dilutive securities -
  based on treasury stock method
  using average market price.........              -*           -*           -*
                                          ----------   ----------   ----------
Weighted average common and dilutive
  securities outstanding used
  to calculate diluted earnings
  per share.........................      30,248,476   30,587,032   30,716,749
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


15. OTHER ACCUMULATED COMPREHENSIVE INCOME

         The components of other accumulated comprehensive income are as follows:

                                                      UNREALIZED
                                       FOREIGN       GAIN (LOSS)
                                      CURRENCY      ON AVAILABLE-
                                     TRANSLATION       FOR-SALE
                                     ADJUSTMENTS      SECURITIES      TOTAL
                                     ------------   -------------    --------
Balance at December 31, 2001 ......    $ (23)         $ 731           $ 708
Unrealized gain on available-
   for-sale securities ............      -              116             116
Foreign currency translation
   adjustment .....................      (10)           -               (10)
Net gain recognized in other
   comprehensive income ...........      -              (71)            (71)
                                       -----          -----           -----
Balance at December 31, 2002 ......      (33)           776             743
Unrealized loss on available-
   for-sale securities ............      -             (666)           (666)
Foreign currency translation
   adjustment .....................       46            -                46
Net gain recognized in other
   comprehensive income ...........      -               15              15
                                       -----          -----           -----
Balance at December 31, 2003 ......    $  13          $ 125           $ 138
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


17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          QUARTER ENDED
                                     -----------------------------------------------------------------------------------------------
                                       MARCH 30,    JUNE 29,    SEPT. 28,     DEC. 31,   MARCH 29,   JUNE 28,   SEPT.27,    DEC. 31,
                                         2002         2002       2002          2002       2003        2003        2003       2003
                                     -----------  -----------  ----------  ----------  ----------- ----------  ----------- ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ..........................   $ 19,521    $ 23,021    $ 21,288    $ 18,734    $ 16,087    $ 18,037    $ 17,750    $ 23,338
Cost of sales ......................     19,005      18,832      21,225      16,240      16,079      17,250      17,538      21,060
                                     -----------  -----------  ----------  ----------  ----------- ----------  ----------- ---------
Gross profit (loss) ................        516       4,189          63       2,494           8         787         212       2,278

Research and development ...........      7,578       7,699       7,586       6,879       7,157       8,280       8,029       8,609
Selling and administrative
   expense .........................      5,279       5,656       5,463       5,002       4,518       4,521       4,795       5,586
Restructuring and other
   charges .........................      2,715         -         2,286         -           625         -           -           300
Asset impairment charges ...........      3,244         -         3,087       2,310         -           -           -           -
Goodwill impairment charge .........        -           -         8,043         -           -           -           -           -
Purchased in-process R&D ...........        -           -           -           -           -         1,690         -           173
                                     -----------  -----------  ----------  ----------  ----------- ----------  ----------- ---------
Operating loss .....................    (18,300)     (9,166)    (26,402)    (11,697)    (12,292)    (13,703)    (12,612)    (12,390)
Interest income ....................      1,681       1,735       1,543       1,350       1,013         874         741         715
Interest expense ...................     (1,442)     (1,422)     (1,307)       (948)       (941)       (940)       (940)       (940)
Impairment on investments ..........        -           -          (390)        -           -           -           -           -
Gain on notes repurchase ...........        -           -        12,581         -           -           -           -           -
Other (loss) income ................          2         -            (5)          4         (21)         (2)        183         116
                                     -----------  -----------  ----------  ----------  ----------- ----------  ----------- ---------
Loss before income  taxes ..........    (18,059)     (8,853)    (13,980)    (11,291)    (12,241)    (13,771)    (12,628)    (12,499)
(Benefit) provision for income
  taxes ............................        -           -           -        (4,307)        -           -           -          (382)
                                     -----------  -----------  ----------  ----------  ----------- ----------  ----------- ---------
Loss before cumulative
  effect of accounting change ......    (18,059)     (8,853)    (13,980)     (6,984)    (12,241)    (13,771)    (12,628)    (12,117)
                                     -----------  -----------  ----------  ----------  ----------- ----------  ----------- ---------
Cumulative effect of accounting
   change ..........................     (8,010)        -           -           -           -           -           -           -
                                     -----------  -----------  ----------  ----------  ----------- ----------  ----------- ---------
Net loss ...........................   $(26,069)   $ (8,853)   $(13,980)   $ (6,984)   $(12,241)   $(13,771)   $(12,628)   $(12,117)
                                     ===========  ===========  ==========  ==========  =========== ==========  =========== =========

Basic and diluted loss per share
Loss before cumulative effect
   of accounting change ............   $  (0.59)   $  (0.29)   $  (0.46)   $  (0.23)   $  (0.40)   $  (0.45)   $  (0.41)   $  (0.39)
Net loss ...........................   $  (0.85)   $  (0.29)   $  (0.46)   $  (0.23)   $  (0.40)   $  (0.45)   $  (0.41)   $  (0.39)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of certain members of the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on this evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of December 31, 2003.

         There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company has adopted a Code of Conduct and Business Ethics that applies to directors, officers and employees, including the President and Chief Executive Officer, and Chief Financial Officer and has posted such code on its website at (WWW.ANADIGICS.COM). Changes to and waivers granted with respect to the Company's Code of Conduct and Business Ethics for officers and directors that are required to be disclosed pursuant to the applicable rules and regulations will be filed on a current report on Form 8-K and posted on the Company website.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this item.

ITEM 11. EXECUTIVE COMPENSATION.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

         -        Report of Independent Auditors

         -        Consolidated Balance Sheets - December 31, 2002 and 2003

         - Consolidated Statements of Operations - Years ended December 31, 2001, 2002 and 2003

         - Consolidated Statements of Comprehensive Loss - Years ended December 31, 2001, 2002 and 2003

         - Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2002 and 2003

         - Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2002 and 2003

         -        Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003.

            On October 20, 2003, the Company furnished on Form 8-K a press release announcing the Company's financial results for its third quarter of 2003.

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

         +10.1 1994 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.

         +10.2 1995 Long-Term Incentive and Share Award Plan, as amended May 29, 1997 and May 24, 2000. Filed as an exhibit to the Company's current report on Form S-8 (Registration No. 333-49632), and incorporated herein by reference.

         +10.3 Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33- 89928), and incorporated herein by reference.

         +10.4 Form of Employee Stock Purchase Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33- 89928), and incorporated herein by reference.

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

         +10.10 Employment Agreement between the Company and Dr. Bamdad Bastani, dated September 17, 1998. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

         +10.11 Employment Agreement between the Company and Ronald Rosenzweig, dated June 1, 1999. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

         +10.12 Amendment No. 1 as of March 15, 2002, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

         +10.13 Employment Agreement between the Company and Thomas Shields, dated July 25, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

         +10.14 Employment Agreement between the Company and Charles Huang, dated July 25, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

        *+10.15 Amendment No. 2 as of May 27, 2003, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig.

         *21      Subsidiary Listing

         *23.1    Consent of Ernst and Young LLP.

         24.1 Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

         *31.1 Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

         *31.2 Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

         *32.1 Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

         *32.2 Section 1350 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

+ Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
* Filed herewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2004.


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



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                    TITLE                                           DATE
-------------------------       ---------------------------                     ---------------

/s/  Bami Bastani               President, Chief Executive Officer and           March 15, 2004
-------------------------         Director (Principal Executive Officer)
Dr. Bami Bastani

/s/  Thomas C. Shields          Senior Vice President and Chief Financial        March 15, 2004
-------------------------         Officer (Principal Financial
Thomas C. Shields                 Accounting Officer)

/s/  Ronald Rosenzweig          Chairman of the Board of Directors               March 15, 2004
-------------------------
Ronald Rosenzweig

/s/  Paul S. Bachow             Director                                         March 15, 2004
-------------------------
Paul S. Bachow

/s/  Gary McGuire               Director                                         March 15, 2004
-------------------------
Gary McGuire

/s/  Harry T. Rein              Director                                         March 15, 2004
-------------------------
Harry T. Rein

/s/  Lewis Solomon              Director                                         March 15, 2004
-------------------------
Lewis Solomon

/s/  Dennis F. Strigl           Director                                         March 15, 2004
-------------------------
Dennis F. Strigl


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                              BALANCE AT   CHARGED TO                  BALANCE AT
                                              BEGINNING    COSTS AND                     END OF
DESCRIPTION                                   OF PERIOD    EXPENSES      DEDUCTIONS      PERIOD
-------------------------------------------  -----------   -----------   ----------     ---------
(DOLLARS IN THOUSANDS)

Year ended December 31, 2003:
Deducted from asset account:
  Allowance for doubtful accounts............ $    781      $      -     $    (29)(1)   $   752
  Reserve for excess and obsolete inventory..    7,134           287       (2,676)(2)     4,745
Reserve for warranty claims..................      368            10         (278)(3)       100

Year ended December 31, 2002:
Deducted from asset account:
  Allowance for doubtful accounts............ $    715      $     297    $   (231)(1)   $   781
  Reserve for excess and obsolete inventory..    8,502          4,188      (5,556)(2)     7,134
Reserve for warranty claims..................      960           (259)       (333)(3)       368

Year ended December 31, 2001:
Deducted from asset account:
  Allowance for doubtful accounts............ $    275      $     442    $     (2)(1)   $   715
  Reserve for excess and obsolete inventory..    5,828         12,905     (10,231)(2)     8,502
Reserve for warranty claims..................      403            869        (312)(3)       960


-------------------------

(1) Uncollectible accounts written-off to the allowance account.

(2) Inventory write-offs to the reserve account.

(3) Warranty expenses incurred to the reserve for warranty claims.