Form 10-Q
period 2004-04-03
ANADIGICS INC
filed 2004-04-28
CIK 940332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004.

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ____________.

                           Commission File No. 0-25662

                                 ANADIGICS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-2582106
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



         141 Mt. Bethel Road
         Warren, New Jersey                                         07059
------------------------------------------                   -------------------
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


The number of shares outstanding of the Registrant's common stock as of April 23, 2004 was 32,388,570.

                                      INDEX

                                 ANADIGICS, Inc.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - April 3, 2004 and December 31, 2003.

         Condensed consolidated statements of operations and comprehensive loss
         - Three months ended April 3, 2004 and March 29, 2003.

         Condensed consolidated statements of cash flows - Three months ended April 3, 2004 and March 29, 2003.

         Notes to condensed consolidated financial statements - April 3, 2004.

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

Item 6.  Exhibits and Reports on Form 8-K

                              Signatures

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 ANADIGICS, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             April 3, 2004       December 31, 2003
                                                            ---------------      -----------------
                                                              (unaudited)             (Note 1)

                         ASSETS

Current assets:
   Cash and cash equivalents                                    $  16,669             $ 18,525
   Marketable securities                                           47,660               54,130
   Accounts receivable                                             11,110               12,074
   Inventories                                                     12,444               10,321
   Prepaid expenses and other current assets                        5,213                3,243
                                                                ---------            ---------
Total current assets                                               93,096               98,293

Marketable securities                                              45,074               48,975
Property and equipment:
   Equipment and furniture                                        131,090              130,815
   Leasehold improvements                                          38,437               38,437
   Projects in process                                              1,688                1,609
                                                                ---------            ---------
                                                                  171,215              170,861
   Less accumulated depreciation and amortization                (119,969)            (115,619)
                                                                ---------            ---------
                                                                   51,246               55,242
Goodwill and other intangibles, net of amortization                 6,335                1,788
Other assets                                                        3,315                3,600
                                                                ---------            ---------
Total assets                                                    $ 199,066            $ 207,898
                                                                =========            =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   9,645           $    9,497
   Accrued liabilities                                              4,225                5,618
   Accrued restructuring costs                                      1,575                1,994
   Capital lease obligations                                           66                   84
                                                                   ---------            ---------
Total current liabilities                                          15,511               17,193

Long-term debt                                                     66,700               66,700
Other long-term liabilities                                         3,018                2,959

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 144,000,000 shares
      authorized, 32,357,617 and 31,225,888 issued and
      outstanding at April 3, 2004 and December 31, 2003              324                  312
   Additional paid-in capital                                     341,027              335,477
   Accumulated deficit                                           (227,633)            (214,881)
   Accumulated other comprehensive income                             119                  138
                                                                ---------            ---------
   Total stockholders' equity                                     113,837              121,046
                                                                ---------            ---------
Total liabilities and stockholders' equity                      $ 199,066            $ 207,898
                                                                =========            =========


                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               Three months ended
                                                        --------------------------------
                                                         April 3, 2004    March 29, 2003
                                                        ---------------   --------------
                                                          (unaudited)       (unaudited)

Net sales                                                $     21,195      $     16,087
Cost of sales                                                  19,175            16,079
                                                         ------------      ------------
Gross profit                                                    2,020                 8
Research and development expenses                               8,902             7,157
Selling and administrative expenses                             5,790             4,518
Restructuring and other charges                                   -                 625
                                                         ------------      ------------
Operating loss                                                (12,672)          (12,292)
Interest income                                                   659             1,013
Interest expense                                                 (940)             (941)
Other income (expense)                                            201               (21)
                                                         ------------      ------------
Net loss                                                 $    (12,752)     $    (12,241)
                                                         ============      ============

Basic and diluted loss per share                         $      (0.40)     $      (0.40)

Weighted average common and dilutive
  securities outstanding                                   31,657,899        30,674,033



             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (AMOUNTS IN THOUSANDS)


                                                             Three months ended
                                                     --------------------------------
                                                      April 3, 2004    March 29, 2003
                                                     ---------------   --------------
                                                       (unaudited)       (unaudited)

Net loss                                                  $(12,752)       $(12,241)
Unrealized gain (loss) on marketable securities                 15             (29)
Foreign currency translation adjustment                        (15)              6

Reclassification adjustment:
   Net realized (gain) loss previously recognized
    in other comprehensive income                              (19)             12
                                                          --------        --------
Comprehensive loss                                        $(12,771)       $(12,252)
                                                          ========        ========


                             See accompanying notes.

                                 ANADIGICS, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 Three months ended
                                                         ---------------------------------
                                                          April 3, 2004     March 29, 2003
                                                         ---------------    --------------
                                                           (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (12,752)      $   (12,241)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
   Depreciation                                                  4,330             4,699
   Amortization                                                    359               300
   Amortization of premium on marketable securities                607               570
   Loss on disposal of equipment                                     -                25
 Changes in operating assets and liabilities:
      Accounts receivable                                          964            (1,092)
      Inventory                                                 (2,123)             (589)
      Prepaid expenses and other assets                         (1,950)             (726)
      Accounts payable                                             148                65
      Accrued liabilities and other liabilities                 (1,633)               30
                                                           -----------       -----------
Net cash used in operating activities                          (12,050)           (8,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                  (505)           (1,341)
Purchases of marketable securities                             (13,731)          (31,310)
Proceeds from sale of marketable securities                     23,491            42,750
Business acquisitions                                              (55)                -
                                                           -----------       -----------
Net cash provided by investing activities                        9,200            10,099

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                               (18)                -
Issuance of common stock                                         1,012                 -
                                                           -----------       -----------
Net cash provided by financing activities                          994                 -
                                                           -----------       -----------


Net increase (decrease) in cash and cash equivalents            (1,856)            1,140
Cash and cash equivalents at beginning of period                18,525            24,343
                                                           -----------       -----------

Cash and cash equivalents at end of period                 $    16,669       $    25,483
                                                           ===========       ===========


                             See accompanying notes.

                                 ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - APRIL 3, 2004

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   INCOME TAXES

         The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

   STOCK BASED COMPENSATION

         As permitted by FAS 123, the Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:


                                                     Three months ended
                                               --------------------------------
                                                April 3, 2004    March 29, 2003
                                               ---------------   --------------
Net loss, as reported.........................  $   (12,752)      $   (12,241)
Stock based compensation included in reported
  net loss....................................           10                 -
Stock based compensation expense under fair
  value reporting.............................       (1,542)           (1,897)
                                               -------------     --------------
Pro forma net loss............................  $   (14,284)      $   (14,138)
                                               =============     ==============

Basic and diluted loss per share:
As reported..................................   $     (0.40)      $     (0.40)
Pro forma....................................   $     (0.45)      $     (0.46)

   WARRANTY

         The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the first quarter of 2004 included $119 in actual charges and $123 in provisions resulting in the balance of $109 at April 3, 2004. Warranty reserve movements in the first quarter of 2003 were $54 in actual charges and $2 in additional provisions.

   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.


2.       BUSINESS ACQUISITIONS

         On March 31, 2003, the Company acquired certain assets and liabilities of the WLAN power amplifier business of RF Solutions ("RFS"). The RFS acquisition was a strategic initiative that allows the Company to participate in the emerging and fast-growing WLAN market with a depth of experienced design personnel and cutting-edge products. The Company paid cash purchase consideration on March 31, 2003 of $2,800 and issued 729,992 shares effective March 31, 2004, valued at $4,540 after RFS achieved certain revenue milestones. In addition, the Company incurred $217 in acquisition-related costs.

         On October 14, 2003, the Company acquired certain assets of a CDMA wireless handset power amplifier developer, formerly named Tavanza, a wholly-owned subsidiary of Celeritek. The Company paid cash consideration of $1,000 and incurred $255 in acquisition-related costs.

         The acquisitions were accounted for using the purchase method of accounting. The results of operations for RFS and Tavanza are included in the results of operations of the Company from the respective dates of purchase. There are no significant differences between the accounting policies of the Company and RFS or Tavanza.

         The acquisition costs of $8,812, after giving effect to the March 31, 2004 purchase consideration, were allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

                                                Total
          Fair value of tangible assets        $1,029
          Fair value of liabilities assumed      (527)
          In-process research and development   1,863
          Process technology                      210
          Covenant-not-to-compete                 175
          Customer list                           240
          Goodwill                              5,822
                                               ------
           Total purchase price                $8,812
                                               ======

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

         The following table reflects the changes in goodwill for the period from December 31, 2003 to April 3, 2004:

         Balance at December 31, 2003                                  $1,227
         Additions, primarily related to RFS share issuance             4,595
                                                                       ------
         Balance at April 3, 2004                                      $5,822
                                                                       ======

         The following unaudited pro-forma consolidated financial information reflects the results of operations for the three months ended March 29, 2003, as if the acquisitions of RFS and Tavanza had occurred on December 31, 2002 and after giving effect to purchase accounting adjustments. The charge for purchased in-process research and development is not included in the pro-forma results because it is non-recurring.

                                                          Three months ended
                                                            March 29, 2003
                                                          ------------------
Pro-forma revenue                                          $ 16,446
Pro-forma net loss                                          (14,209)

Basic and diluted pro-forma net loss per share             $  (0.46)


         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on December 31, 2002. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

3.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                        April 3, 2004     December 31, 2003
                                       ----------------   ------------------

         Raw materials                      $     3,724        $    3,302
         Work in process                          7,902             7,200
         Finished goods                           4,372             4,564
                                            -----------        ----------
                                                 15,998            15,066
         Reserves                                (3,554)           (4,745)
                                            -----------        ----------
         Total                              $    12,444        $   10,321
                                            ===========        ==========


4.       LOSS PER SHARE

         The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

                                                   Three months ended
                                             ---------------------------------
                                              April 3, 2004     March 29, 2003
                                             ---------------    --------------
Weighted average common shares
   outstanding used to calculate
   basic loss per share                          31,657,899       30,674,033

Net effect of dilutive securities
   based upon the treasury stock method
   using an average market price                         -*               -*
                                                 ----------       ----------
Weighted average common and
   dilutive securities outstanding
   used to calculate diluted loss
   per share                                     31,657,899       30,674,033
                                                 ==========       ==========


* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti- dilutive.

         On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,673,931 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 551,564 stock options, under this one for three-exchange program, for the cancelled options. The new options have an exercise price equal to $7.27, which represented the fair market value at the date of grant and will fully vest after one year.


5.       REVENUE SOURCES

     The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:


                                                   Three months ended
                                          ---------------------------------
                                           April 3, 2004     March 29, 2003
                                          ---------------    --------------

Broadband                                     $ 9,918              $ 7,512
Wireless                                       11,277                8,575
                                              -------              -------
    Total                                     $21,195              $16,087
                                              =======              =======

         The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

                                                   Three months ended
                                           ---------------------------------
                                            April 3, 2004     March 29, 2003
                                           ---------------    --------------

Asia                                           $12,217            $ 4,719
U.S.A. and Canada                                7,395             10,464
Other                                            1,583                904
                                               -------            -------
       Total                                   $21,195            $16,087
                                               =======            =======


6.       RESTRUCTURING AND OTHER CHARGES

         During the first quarter of 2003, the Company recorded restructuring charges of $625 pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminated 19 operations and administrative positions. During the first quarter of 2004, the Company recognized costs of $409 and $10, for lease-related and workforce reduction restructuring costs, respectively. As of April 3, 2004, the accrued restructuring costs balance is comprised of $1,571 and $4 for lease-related and workforce reduction obligations, respectively.


7.       LONG-TERM DEBT

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



                                 ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

                                                Three months ended
                                         ---------------------------------
                                          April 3, 2004     March 29, 2003
                                         ---------------    --------------

Net sales                                     100.0%            100.0%
Cost of sales                                  90.5%            100.0%
                                              -----             -----
Gross profit                                    9.5%                -
Research and development expenses              42.0%             44.5%
Selling and administrative expenses            27.3%             28.0%
Restructuring charges                             -               3.9%
                                               -----             -----
Operating loss                                (59.8%)           (76.4%)
Interest income                                 3.1%              6.3%
Interest expense                               (4.4%)            (5.9%)
Other income (expense)                          0.9%             (0.1%)
                                               -----             -----
Net loss                                      (60.2%)           (76.1%)
                                               =====             =====

FIRST QUARTER 2004 (ENDED APRIL 3, 2004) COMPARED TO FIRST QUARTER 2003 (ENDED MARCH 29, 2003)

     NET SALES. Net sales increased 31.8% during the first quarter of 2004 to $21.2 million from $16.1 million in the first quarter of 2003.

     Sales of integrated circuits for Wireless applications increased 31.5% during the first quarter of 2004 to $11.3 million from $8.6 million in the first quarter of 2003. The increase in sales of integrated circuits for Wireless applications was primarily due to the volume increase in our power amplifier business, both in CDMA and now in GSM, as well as increased switch volumes.

         Sales of integrated circuits for Broadband applications increased 32.0% during the first quarter of 2004 to $9.9 million from $7.5 million in the first quarter of 2003. The increase in sales of integrated circuits for Broadband applications was primarily due to increases in WLAN sales, following our acquisition of the power amplifier business from RF Solutions ("RFS") on March 31, 2003, as well as increases with our cable infrastructure customers and fiber products shipped into the datacom and telecom markets.

         Geographically, sales increased in the Asia region primarily due to the company's expanded product distribution of Wireless as well as WLAN products. In the U.S.A. and Canada region, the sales decrease is primarily due to a product mix transition of CDMA power amplifier modules to smaller die size products.

         Generally, selling prices for same product sales were lower during the first quarter of 2004 compared to the first quarter of 2003.

         GROSS MARGIN. Gross margin during the first quarter of 2004 increased to 9.5% from breakeven in the first quarter of 2003. The increase in gross margin in 2004 was primarily due to the increase in revenues, as well as higher production and the consequent absorption of fixed costs.

         RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 24.4% during the first quarter of 2004 to $8.9 million from $7.2 million during the first quarter of 2003. The increase was primarily attributable to increased headcount and expense associated with the RFS and Tavanza acquisitions.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 28.2% during the first quarter of 2004 to $5.8 million from $4.5 million in the first quarter of 2003. The increase in selling and administrative expenses was primarily due to increased headcount and expense associated with the RFS acquisition, our new applications centers in Taiwan and Korea, and other sales and marketing programs.

         RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2003, we recorded restructuring charges of $0.6 million pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminated 19 positions in operations and administration.

         INTEREST INCOME. Interest income decreased 34.9% to $0.7 million during the first quarter of 2004 from $1.0 million during the first quarter of 2003. The decrease of $0.3 million was primarily due to lower invested funds and was compounded by lower interest rates.

         INTEREST EXPENSE. Interest expense was flat at $0.9 million during the first quarters of 2004 and 2003. The interest relates to the $66.7 million outstanding balance of our 5% Convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 3, 2004, we had $16.7 million in cash and cash equivalents and $92.7 million in marketable securities. We had $66.7 million of interest-bearing debt outstanding as of April 3, 2004.

         Operating activities used $12.0 million in cash during the three-month period ended April 3, 2004. Investing activities, consisting principally of net sales of marketable securities of $9.8 million, provided $9.2 million of cash during the three month period ended April 3, 2004. Financing activities, consisting of share issuances for employee stock option exercises, provided $1.0 million of cash during the three month period ended April 3, 2004.

         As of April 3, 2004, we had purchase commitments of approximately $2.6 million for equipment, furniture and leasehold improvements.

         We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchases of our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company's current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include those factors detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2003, and those discussed elsewhere herein.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of certain members of the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on this evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of April 3, 2004.

         There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 ANADIGICS, Inc.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         ANADIGICS is a party to litigation arising in the ordinary course of the operation of its business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

         32.1 Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

         32.2 Section 1350 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

(b) Reports on Form 8-K during the quarter ended April 3, 2004.

      On January 28, 2004, the Company furnished on Form 8-K a press release announcing the Company's financial results for its fourth quarter of 2003.

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


Dated: April 28, 2004