Form 10-Q
period 2004-07-03
ANADIGICS INC
filed 2004-08-02
CIK 940332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2004
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ____________________________
Commission File Number: 0-25662
ANADIGICS, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	22-2582106 (I.R.S. Employer Identification No.)
141 Mt. Bethel Road, Warren, NJ (Address of principal executive offices)	07059 (Zip Code)
908-668-5000 (Registrant's telephone number, including area code)
35 Technology Drive, Warren, NJ 07059 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.   Yes [x] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [x] No [ ]

The number of shares outstanding of the Registrant's common stock as of July 3, 2004 was 32,457,561.

INDEX

ANADIGICS, Inc.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets – July 3, 2004 and December 31, 2003
Condensed consolidated statements of operations and comprehensive loss – Three and six months ended July 3, 2004 and June 28, 2003.
Condensed consolidated statements of cash flows – Six months ended July 3, 2004 and June 28, 2003.
Notes to condensed consolidated financial statements – July 3, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL STATEMENTS

ITEM 1.    .    FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	July 3, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:

Cash and cash equivalents	$19,313	$18,525
Marketable securities	41,680	54,130
Accounts receivable	13,029	12,074
Inventories	13,960	10,321
Prepaid expenses and other current assets	4,231	3,243

Total current assets	92,213	98,293

Marketable securities	39,767	48,975

Property and equipment:
Equipment and furniture	132,875	130,815
Leasehold improvements	38,437	38,437
Projects in process	1,466	1,609
	172,778	170,861

Less accumulated depreciation and amortization	(124,117)	(115,619)

	48,661	55,242

Goodwill and other intangibles, net of amortization	6,394	1,788
Other assets	3,055	3,600

Total assets	$190,090	$207,898

Liabilities and stockholders equity

Current liabilities:
Accounts payable	$10,690	$9,497
Accrued liabilities	6,374	5,618
Accrued restructuring costs	1,281	1,994
Capital lease obligations	49	84

Total current liabilities	18,394	17,193

Long-term debt	66,700	66,700
Other long-term liabilities	3,079	2,959

Commitments and contingencies

Stockholders equity:
Common stock, $0.01 par value, 144,000,000 shares authorized, 32,457,561 and 31,225,888 issued and outstanding at July 3, 2004 and December 31, 2003	325	312
Additional paid-in capital	341,360	335,477
Accumulated deficit	(239,364)	(214,881)
Accumulated other comprehensive (loss) income	(404)	138

Total stockholders’ equity	101,917	121,046

Total liabilities and stockholders’ equity	$190,090	$207,898

See accompanying notes.

ANADIGICS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(unaudited)		(unaudited)

Net sales	$22,687	$18,037	$43,882	$34,124
Cost of sales	19,207	17,250	38,382	33,329
Gross profit	3,480	787	5,500	795
Research and development expenses	8,866	8,280	17,768	15,437
Selling and administrative expenses	6,099	4,521	11,889	9,039
Restructuring and other charges	-	-	-	625
Purchased in-process R&D	-	1,690	-	1,690
Operating loss	(11,485)	(13,704)	(24,157)	(25,996)
Interest income	551	875	1,210	1,888
Interest expense	(940)	(940)	(1,880)	(1,881)
Other income (expense)	143	(2)	344	(23)
Net loss	$(11,731)	$(13,771)	$(24,483)	$(26,012)

Net loss per share	$(0.36)	$(0.45)	$(0.77)	$(0.85)

Weighted average common shares outstanding	32,404,755	30,674,033	31,984,714	30,674,033

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(DOLLARS IN THOUSANDS)

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
(unaudited)			(unaudited)

Net loss	$(11,731)	$(13,771)	$(24,483)	$(26,012)
Unrealized loss on marketable securities	(522)	(98)	(507)	(127)
Foreign currency translation adjustment	(1)	7	(16)	13
Reclassification adjustment:
Net realized loss (gain) previously in other comprehensive income	-	3	(19)	15
Comprehensive loss	$(12,254)	$(13,859)	$(25,025)	$(26,111)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Six months ended
	July 3, 2004	June 28, 2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITITIES
Net loss	$(24,483)	$(26,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,375	9,361
Amortization	780	631
Amortization of premium on marketable securities	1,166	1,146
Purchased in-process R&D	-	1,690
Loss on disposal of equipment	-	27
Changes in operating assets and liabilities:
Accounts receivable	(955)	(851)
Inventory	(3,639)	618
Prepaid expenses and other assets	(986)	836
Accounts payable	1,193	(1,291)
Accrued liabilities and other liabilities	290	(405)

Net cash used in operating activities	(18,259)	(14,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,058)	(1,912)
Business acquisitions	(55)	(2,933)
Purchases of marketable securities	(17,396)	(58,205)
Proceeds from sale of marketable securities	37,362	77,993

Net cash provided by investing activities	17,853	14,943

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(35)	(44)
Issuance of common stock	1,229	-

Net cash provided by (used in) financing activities	1,194	(44)

Net increase in cash and cash equivalents	788	649
Cash and cash equivalents at beginning of period	18,525	24,343

Cash and cash equivalents at end of period	$19,313	$24,992

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – JULY 3, 2004

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The condensed, consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed, consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company’s financial position or results of operations.

STOCK BASED COMPENSATION
As permitted by FAS 123, the Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company’s employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant.
The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net loss, as reported	$(11,731)	$(13,771)	$(24,483)	$(26,012)
Stock based compensation included in reported net loss	9	7	19	7
Stock based compensation expense under fair value reporting	(1,803)	(1,781)	(3,345)	(3,678)
Pro-forma net loss	$(13,525)	$(15,545)	$(27,809)	$(29,683)

Net loss per share
As reported	$(0.36)	$(0.45)	$(0.77)	$(0.85)
Pro-forma	$(0.42)	$(0.51)	$(0.87)	$(0.97)

WARRANTY

The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the six months ended July 3, 2004 included $175 in actual charges and $147 in provisions resulting in the balance of $77 at July 3, 2004. Warranty reserve movements in the six months ended June 28, 2003 were $145 in actual charges and $(116) of provision reversals.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. BUSINESS ACQUISITIONS

On March 31, 2003, the Company acquired certain assets and liabilities of the WLAN power amplifier business of RF Solutions ("RFS"). The RFS acquisition was a strategic initiative that allows the Company to participate in the emerging and fast-growing WLAN market with a depth of experienced design personnel and cutting-edge products. The Company paid cash purchase consideration on March 31, 2003 of $2,800 and, pursuant to the terms of the acquisition agreement, issued 747,280 shares effective March 31, 2004, valued at $4,648 after RFS achieved certain revenue milestones. In addition, the Company incurred $217 in acquisition-related costs.

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

The aggregate acquisition consideration of $8,920, after giving effect to the March 31, 2004 purchase consideration, were allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

Total
Fair value of tangible assets	$1,029
Fair value of liabilities assumed	(527)
In-process research and development	1,863
Process technology	210
Covenant-not-to-compete	175
Customer list	240
Goodwill	5,930
Total purchase price	$8,920

The Company recorded a charge of $1,863 representing the fair value of certain acquired research and development projects relating to dual band, high gain and modules applications for Wireless LAN and certain passive-free power amplifier applications, in the case of Tavanza, that were determined to have not reached technological feasibility and to not have alternative future uses. The fair value of such projects was determined based on discounted net cash flows. These cash flows were based upon management’s estimates of future revenues and expected profitability of each technology. The rate used to discount these projected cash flows accounted for the time value of money, as well as the risks of realization of cash flows.

The following table reflects the changes in goodwill for the period from December 31, 2003 to July 3, 2004:

Balance at December 31, 2003             $1,227
Additions, primarily related to RFS share issuance    4,703
                ------
Balance at July 3, 2004             $5,930
  ======

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and six months ended June 28, 2003, as if the acquisitions of RFS and Tavanza had occurred on December 31, 2002 and after giving effect to purchase accounting adjustments. The charge for purchased in-process research and development is not included in the pro-forma results because it is non-recurring.

	Three months ended	Six months ended
	June 28, 2003

Pro-forma revenue	$18,037	$34,483
Pro-forma net loss	(12,583)	(26,792)

Pro-forma net loss per share	$(0.41)	$(0.87)

These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on December 31, 2002. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

3.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	July 3, 2004	December 31, 2003

Raw materials	$3,383	$3,302
Work in process	9,524	7,200
Finished goods	4,981	4,564

Reserves	(3,928)	(4,745)

Total	$13,960	$10,321

4.    LOSS PER SHARE

The reconciliation of shares used to calculate loss per share consists of the following:

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Weighted average common shares outstanding used to calculate basic loss per share	32,404,755	30,674,033	31,984,714	30,674,033
Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	32,404,755	30,674,033	31,984,714	30,674,033

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

5.  REVENUE SOURCES

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Broadband	$12,173	$9,038	$22,091	$16,550
Wireless	10,514	8,999	21,791	17,574

Total	$22,687	$18,037	$43,882	$34,124

The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Asia	$12,098	$6,261	$24,315	$10,980
USA and Canada	9,131	10,369	16,526	20,833
Other	1,458	1,407	3,041	2,311

Total	$22,687	$18,037	$43,882	$34,124

6. RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2003, the Company recorded restructuring charges of $625 pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminated approximately 19 operations and administrative positions.

For the six months ended July 3, 2004, the net change of $713 in accrued restructuring costs principally represents cash payments of obligations under property leases.

7. LONG-TERM DEBT

On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("Convertible notes" or "notes") due November 15, 2006. During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the Convertible notes. The outstanding notes are convertible into shares of common stock at any time prior to their maturity or redemption by the Company. The notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually on May 15 and November 15 of each year.

8. OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended July 3, 2004 is principally comprised of income from a $368 gain on the sale of securities and a $490 settlement received in connection with a claim against a former supplier, partially offset by a charge of $750 relating to the settlement of a contractual claim.

ANADIGICS, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth unaudited condensed consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.6	95.6	87.5	97.7
Gross profit	15.4	4.4	12.5	2.3
Research and development expenses	39.1	45.9	40.5	45.2
Selling and administrative expenses	26.9	25.1	27.1	26.5
Restructuring and other charges	-	-	-	1.8
Purchased in-process R&D	-	9.4	-	5.0
Operating loss	(50.6)	(76.0)	(55.1)	(76.2)

Interest income	2.4	4.8	2.8	5.5
Interest expense	(4.1)	(5.2)	(4.3)	(5.5)
Other income (expense)	0.6	-	0.8	-

Net loss	(51.7%)	(76.4%)	(55.8%)	(76.2%)

NET SALES. Net sales increased 25.8% during the second quarter of 2004 to $22.7 million from $18.0 million in the second quarter of 2003. For the six months ended July 3, 2004, net sales were $43.9 million, a 28.6% increase from net sales of $34.1 million for the six months ended June 28, 2003.
Sales of integrated circuits for Wireless applications increased 16.8% during the second quarter of 2004 to $10.5 million from $9.0 million in the second quarter of 2003. For the six months ended July 3, 2004, net sales of integrated circuits for Wireless applications increased 24.0% to $21.8 million from $17.6 million in the six-month period ended June 28, 2003. The increase in sales of integrated circuits for Wireless applications during the three and six months ended July 3, 2004 was primarily due to increased customer demand for our GSM products.

Sales of integrated circuits for Broadband applications increased 34.7% during the second quarter of 2004 to $12.2 million from $9.0 million in the second quarter of 2003. For the six months ended July 3, 2004, net sales of integrated circuits for Broadband applications increased 33.5% to $22.1 million from $16.5 million in the six-month period ended June 28, 2003. The increase in sales in the three and six month periods ended July 3, 2004 was primarily due to increased customer demand for both our Wireless LAN and cable infrastructure products. For the six month period ended July 3, 2004, sales further reflect an increase in Wireless LAN sales following the acquisition of RF Solutions’ ("RFS") power amplifier business on March 31, 2003.

Geographically, sales during the three and six months ended July 3, 2004 increased in the Asia region primarily due to the Company's expanded product distribution of WLAN and Wireless power amplifier module and switch products.

Generally, selling prices for same product sales were lower during the second quarter of 2004 compared to the second quarter of 2003.

GROSS MARGIN. Gross margin during the second quarter of 2004 increased to 15.4% from 4.4% in the second quarter of 2003. For the six months ended July 3, 2004, gross margin increased to 12.5% from 2.3% for the six months ended June 28, 2003. The increase in gross margin in the three and six month periods ended July 3, 2004 was primarily due to the increase in revenues, as well as higher production levels and the consequent absorption of fixed costs over higher unit volume.

RESEARCH AND DEVELOPMENT. Company sponsored research and development expense increased 7.1% during the second quarter of 2004 to $8.9 million from $8.3 million during the second quarter of 2003. The increase in expense in the second quarter of 2004 was due to certain compensation costs associated with operating expense reduction initiatives which eliminated redundant staffing positions. Company sponsored research and development expense for the six months ended July 3, 2004 increased 15.1% to $17.8 million from $15.4 during the six-month period ended June 28, 2003. The increase in the six month period ended July 3, 2004 was primarily attributable to increased headcount and expense associated with the RFS and Tavanza acquisitions as well as the aforementioned additional compensation costs associated with operating expense reduction initiatives undertaken in the second quarter.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 34.9% during the second quarter of 2004 to $6.1 million from $4.5 million in the second quarter of 2003. Selling and administrative expenses increased 31.5% during the six-month period ended July 3, 2004 to $11.9 million from $9.0 million in the six-month period ended June 28, 2003. The increases in selling and administrative expenses in the three and six months ended July 3, 2004 are primarily due to increased sales headcount and expenses associated with our sales expansion efforts, including new application centers in Taiwan and Korea, in addition to certain legal fees in connection with the settlement of a contractual claim.

RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2003, we recorded restructuring charges of $0.6 million pertaining to severance and related benefits of workforce reductions undertaken in that quarter. The workforce reductions eliminated approximately 19 positions in operations and administration.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company expensed purchased in-process research and development costs of $1.7 million as a result of the RFS acquisition on March 31, 2003. The charge represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and do not have alternative future uses.

INTEREST INCOME. Interest income decreased 37.0% to $0.6 million during the second quarter of 2004 from $0.9 million during the second quarter of 2003. For the six months ended July 3, 2004, interest income decreased 35.9% to $1.2 million from $1.9 million in the six-month period ended June 28, 2003. The decreases were primarily due to lower invested funds and were compounded by lower interest rates.

INTEREST EXPENSE. Interest expense was flat at $0.9 million and $1.9 million during the three and six months of both 2004 and 2003. The interest relates to the $66.7 million outstanding balance of our 5% Convertible notes.

OTHER INCOME (EXPENSE). Other income (expense) for the three months ended July 3, 2004 is principally comprised of income from a $0.4 million gain on the sale of securities and a $0.5 million settlement received in connection with a claim against a former supplier, partially offset by a charge of $0.8 million relating to the settlement of a contractual claim.

LIQUIDITY AND CAPITAL RESOURCES

As of July 3, 2004, we had $19.3 million in cash and cash equivalents and $81.5 million in marketable securities. We had $66.7 million of interest-bearing debt outstanding as of July 3, 2004.
Operating activities used $18.3 million in cash during the six-month period ended July 3, 2004. Investing activities, which principally consisted of net sales of marketable securities of $20.0 million, partially offset by purchases of equipment of $2.1 million, provided $17.9 million of cash during the six-month period ended July 3, 2004. Financing activities primarily consisted of share issuances for employee stock option exercises and provided $1.2 million of cash during the six months ended July 3, 2004.

As of July 3, 2004, we had purchase commitments of approximately $0.8 million for equipment, furniture and leasehold improvements.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective for fiscal years ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company’s financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as "believe", "anticipate", "expect", or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include those factors detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the year ended December 31, 2003, and those discussed elsewhere herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of certain members of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of July 3, 2004.

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

ANADIGICS is a party to litigation arising in the ordinary course of the operation of its business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 20, 2004 at which the Company’s stockholders voted on:
  The election of three Class III Directors of the Company to hold office until 2007.
  The ratification of the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending December 31, 2004
The two matters listed above were voted upon and approved by the shareholders of the Company as follows:
  The election of Ronald Rosenzweig as a Class III Director was approved by holders of 27,679,428 shares of the Company’s outstanding capital stock. Holders of 1,114,845 shares withheld from voting on such election. The election of Lewis Solomon as a Class III Director was approved by holders of 26,302,482 shares of the Company’s outstanding capital stock. Holders of 2,491,791 shares withheld from voting on such election. The election of Garry McGuire as a Class III Director was approved by holders of 27,788,291 shares of the Company’s outstanding capital stock. Holders of 1,005,982 shares withheld from voting on such election.
  The ratification of the appointment of Ernst & Young LLP as independent auditors was approved by holders of 27,621,501 shares of the Company’s outstanding capital stock. Holders of 1,150,767 shares voted against the ratification, and holders of 22,005 shares abstained from voting on such ratification.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:

10.1 Form of "Notice of Award of Restricted Stock and Agreement" pursuant to the 1995 Long Term Incentive and Share Award Plan and the 1997 Long Term Incentive and Share Award Plan for Employees

10.2 Form of "Notice of Grant of Stock Options and Option Agreement" (one-year vesting) pursuant to the 1995 Long Term Incentive and Share Award Plan and the 1997 Long Term Incentive and Share Award Plan for Employees

10.3 Form of "Notice of Grant of Stock Options and Option Agreement" (three-year vesting) pursuant to the 1995 Long Term Incentive and Share Award Plan and the 1997 Long Term Incentive and Share Award Plan for Employees
31.1 Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1 Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.

32.2 Section 1350 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.

  Reports on Form 8-K during the quarter ended July 3, 2004.
On April 26, 2004, the Company furnished on Form 8-K a press release announcing the Company’s financial results for its first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           ANADIGICS, INC.

By:	/s/ Thomas C. Shields

Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Dated: August 2, 2004

Exhibit 10.1

ANADIGICS Inc.
ID: [ ]

141 Mt Bethel Road
Warren, NJ  07059

Form of Notice of Award of Restricted Stock  And Agreement

[Recipient]
Award Number:
Plan:
ID:
141 Mt Bethel Road
Warren, NJ 07059

Effective [ ], you have been awarded [ ] shares of Restricted Stock of ANADIGICS, Inc. (the Company) stock at $[ ] per share.

The total value of the share award is $[ ].

The shares will become fully vested and unrestricted one year following the award date.

By your signature and the Company’s signature below, you and the Company agree that this award is granted under and governed by the terms and conditions of the Company’s [1995 Long Term Incentive and Share Award Plan or the 1997 Long Term Incentive and Share Award Plan for Employees] as amended and this Agreement, all of which are attached and made part of this document.

ANADIGICS, Inc.                  Date

[Recipient]                         Date

Exhibit 10.2

ANADIGICS Inc.
ID: [ ]

141 Mt Bethel Road
Warren, NJ  07059

Form of Notice of Award of Restricted Stock  And Agreement

[Recipient]
Award Number:
Plan:
ID:
141 Mt Bethel Road
Warren, NJ 07059

Effective [ ], you have been granted a Non-Qualified Stock Option to buy [ ] shares of ANADIGICS, Inc. (the Company) stock at $[ ] per share.

The total option price of the shares granted is $[ ].

Options will become fully vested one year from the grant date and expire ten years after the grant date.

By your signature and the Company’s signature below, you and the Company agree that this award is granted under and governed by the terms and conditions of the Company’s [1995 Long Term Incentive and Share Award Plan or the 1997 Long Term Incentive and Share Award Plan for Employees] as amended and this Agreement, all of which are attached and made part of this document.

ANADIGICS, Inc.                  Date

[Recipient]                         Date

Exhibit 10.3

ANADIGICS Inc.
ID: [ ]

141 Mt Bethel Road
Warren, NJ  07059

Form of Notice of Award of Restricted Stock  And Agreement

[Recipient]
Award Number:
Plan:
ID:
141 Mt Bethel Road
Warren, NJ 07059

Effective [ ], you have been granted a Non-Qualified Stock Option to buy [ ] shares of ANADIGICS, Inc. (the Company) stock at $[ ] per share.

The total option price of the shares granted is $[ ].

Options will vest as follows: one-third will become vested one year from the grant date, the remaining two-thirds will vest one-eighth per quarter over the next eight three-month periods. The grant will expire ten years after the grant date.

By your signature and the Company’s signature below, you and the Company agree that this award is granted under and governed by the terms and conditions of the Company’s [1995 Long Term Incentive and Share Award Plan or the 1997 Long Term Incentive and Share Award Plan for Employees] as amended and this Agreement, all of which are attached and made part of this document.

ANADIGICS, Inc.                  Date

[Recipient]                         Date

Exhibit 31.1

CERTIFICATION

I, Bami Bastani, certify that:

  I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;

  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date    :    August 2, 2004                                                 ________________________________
By:	/s/ Bami Bastani

Bami Bastani
President and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Thomas Shields, certify that:

  I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;

  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date    :    August 2, 2004
By:	/s/ Thomas C. Shields

Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended July 3, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 2, 2004
By:	/s/ Bami Bastani

Bami Bastani
President and
Chief Executive Officer

This certification shall not be deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated by reference.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ANADIGICS, Inc. and will be retained by ANADIGICS, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                              Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended July 3, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 2, 2004
By:	/s/ Thomas C. Shields

Thomas C. Shields
Senior Vice President
and Chief Financial Officer

This certification shall not be deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated by reference.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ANADIGICS, Inc. and will be retained by ANADIGICS, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.