Form 10-Q
period 2004-11-03
ANADIGICS INC
filed 2004-11-03
CIK 940332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2004
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ____________________________
Commission File Number: 0-25662
ANADIGICS, Inc.(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	22-2582106 (I.R.S. Employer Identification No.)
141 Mt. Bethel Road, Warren, NJ (Address of principal executive offices)	07059(Zip Code)
908-668-5000 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant's common stock as of October 2, 2004 was 32,884,185.

INDEX

ANADIGICS, Inc.

Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - October 2, 2004 and December 31, 2003
Condensed consolidated statements of operations and comprehensive loss - Three and nine months ended October 2, 2004 and September 27, 2003
Condensed consolidated statements of cash flows - Nine months ended October 2, 2004 and September 27, 2003
Notes to condensed consolidated financial statements - October 2, 2004
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II.	Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits
Signatures

PART I - FINANCIAL STATEMENTS

ITEM 1 - .    FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	October 2, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,326	$18,525
Marketable securities	45,032	54,130
Accounts receivable	14,529	12,074
Inventories	16,743	10,321
Prepaid expenses and other current assets	3,539	3,243
Total current assets	104,169	98,293

Marketable securities	38,506	48,975
Property and equipment:
Equipment and furniture	133,281	130,815
Leasehold improvements	38,455	38,437
Projects in process	1,647	1,609
	173,383	170,861
Less accumulated depreciation and amortization	(127,490)	(115,619)
	45,893	55,242
Goodwill and other intangibles, net of amortization	6,345	1,788
Other assets	4,612	3,600

Total assets	$199,525	$207,898

Liabilities and stockholders equity
Current liabilities:
Accounts payable	$12,159	$9,497
Accrued liabilities	4,471	5,618
Accrued restructuring costs	1,002	1,994
Capital lease obligations	34	84
Total current liabilities	17,666	17,193

Long-term debt	84,700	66,700
Other long-term liabilities	3,108	2,959

Commitments and contingencies

Stockholders equity:
Common stock, $0.01 par value, 144,000,000 shares authorized, 32,884,185 and 31,225,888 issued and outstanding at October 2, 2004 and December 31, 2003	329	312
Additional paid-in capital	343,032	335,477
Deferred compensation	(1,312)	-
Accumulated deficit	(247,683)	(214,881)
Accumulated other comprehensive (loss) income	(315)	138
Total stockholders’ equity	94,051	121,046
Total liabilities and stockholders’ equity	$199,525	$207,898

See accompanying notes.

ANADIGICS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(unaudited)		(unaudited)
Net sales	$25,053	$17,750	$68,935	$51,874
Cost of sales	19,811	17,538	58,193	50,867
Gross profit	5,242	212	10,742	1,007
Research and development expenses	7,884	8,029	25,652	23,466
Selling and administrative expenses	5,482	4,795	17,371	13,834
Restructuring and other charges	-	-	-	625
Purchased in-process R&D	-	-	-	1,690
Operating loss	(8,124)	(12,612)	(32,281)	(38,608)
Interest income	469	741	1,679	2,629
Interest expense	(955)	(940)	(2,835)	(2,821)
Gain on repurchase of Convertible notes	327	-	327	-
Other (expense) income	(36)	183	308	160
Net loss	$(8,319)	$(12,628)	$(32,802)	$(38,640)

Net loss per share	$(0.25)	$(0.41)	$(1.02)	$(1.26)
Weighted average common shares outstanding	32,770,442	30,674,033	32,251,721	30,674,033

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(DOLLARS IN THOUSANDS)

	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(unaudited)		(unaudited)
Net loss	$(8,319)	$(12,628)	$(32,802)	$(38,640)
Unrealized gain (loss) on marketable securities	86	(341)	(421)	(468)
Foreign currency translation adjustment	3	5	(13)	18
Reclassification adjustment:
Net realized (gain) loss previously in other comprehensive income	-	-	(19)	15
Comprehensive loss	$(8,230)	$(12,964)	$(33,255)	$(39,075)

See accompanying notes.

ANADIGICS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Nine months ended
	October 2, 2004	September 27, 2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITITIES
Net loss	$(32,802)	$(38,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,904	13,902
Amortization	1,126	957
Amortization of deferred compensation	286	-
Gain on repurchase of Convertible notes	(327)	-
Amortization of premium on marketable securities	1,654	1,786
Purchased in-process R&D	-	1,690
Loss on disposal of equipment	-	26
Changes in operating assets and liabilities:
Accounts receivable	(2,455)	(1,711)
Inventory	(6,422)	1,951
Prepaid expenses and other assets	(295)	1,044
Accounts payable	2,662	481
Accrued liabilities and other liabilities	(1,853)	(1,063)

Net cash used in operating activities	(26,522)	(19,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,889)	(2,297)
Business acquisitions	(55)	(3,015)
Proceeds from sale of equipment	50	-
Purchases of marketable securities	(32,636)	(79,180)
Proceeds from sale of marketable securities	50,109	94,747

Net cash provided by investing activities	14,579	10,255

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(50)	(76)
Proceeds from issuance of long-term debt, net of offering costs	35,895	-
Repurchase of Convertible notes	(19,400)
Issuance of common stock	1,299	-

Net cash provided by (used in) financing activities	17,744	(76)

Net increase (decrease) in cash and cash equivalents	5,801	(9,398)
Cash and cash equivalents at beginning of period	18,525	24,343

Cash and cash equivalents at end of period	$24,326	$14,945

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - OCTOBER 2, 2004

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

In October 2004, the Emerging Issues Task Force (EITF) issued EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which requires the dilutive effect of contingently convertible debt instruments to be included in EPS. Accordingly, the shares issuable upon conversion of contingently convertible debt instruments are to be considered in the diluted earnings per share calculation, regardless of whether the contingent conditions for their conversion are satisfied, so long as they are dilutive. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and is not expected to have an impact on the Company’s calculation of diluted earnings per share.

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

On July 23, 2004, the Company granted 403,204 restricted shares under the 1995 and 1997 Long-Term Incentive Share Award plans ("Plans"). On the date of the grant, the market price of the shares was $4.01. The value of the grant has been recorded as deferred compensation, a component of Stockholders’ Equity and is being amortized over the required one-year vest period. At October 2, 2004, 4,850 restricted shares have been forfeited under the conditions of the Plans.

The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net loss, as reported	$(8,319)	$(12,628)	$(32,802)	$(38,640)
Stock based compensation included in reported net loss	294	-	313	7
Stock based compensation expense under fair value reporting	(1,935)	(1,510)	(5,280)	(5,188)
Pro-forma net loss	$(9,960)	$(14,138)	$(37,769)	$(43,821)

Net loss per share
As reported	$(0.25)	$(0.41)	$(1.02)	$(1.26)
Pro-forma	$(0.30)	$(0.46)	$(1.17)	$(1.43)

WARRANTY

The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the nine months ended October 2, 2004 included $301 in actual charges and $363 in provisions resulting in the balance of $167 at October 2, 2004. Warranty reserve movements in the nine months ended September 27, 2003 were $234 in actual charges and $10 in provisions.

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

The aggregate acquisition consideration of $8,920, after giving effect to the March 31, 2004 purchase consideration, was allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

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

The following table reflects the changes in goodwill for the period from December 31, 2003 to October 2, 2004:

Balance at December 31, 2003	$1,227
Additions, primarily related to RFS share issuance	4,703
Balance at October 2, 2004	$5,930

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and nine months ended September 27, 2003, as if the acquisitions of RFS and Tavanza had occurred on December 31, 2002 and after giving effect to purchase accounting adjustments. The charge for purchased in-process research and development is not included in the pro-forma results because it is non-recurring.

	Three	Nine
	Months ended September 27, 2003
Pro-forma revenue	$17,750	$52,233
Pro-forma net loss	(13,128)	(39,920)

Pro-forma net loss per share	$(0.43)	$(1.30)

These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on December 31, 2002. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

3.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	October 2, 2004	December 31, 2003
Raw materials	$2,796	$3,302
Work in process	9,386	7,200
Finished goods	7,963	4,564
	20,145	15,066
Reserves	(3,402)	(4,745)
Total	$16,743	$10,321

4. LOSS PER SHARE

The reconciliation of shares used to calculate loss per share consists of the following:

	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Weighted average common shares outstanding used to calculate basic loss per share	32,770,442	30,674,033	32,251,721	30,674,033
Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	32,770,442	30,674,033	32,251,721	30,674,033

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

5. REVENUE SOURCES

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Nine months ended
	October 2, 2004	September 27 2003	October 2, 2004	September 27, 2003
Broadband	$13,055	$8,267	$35,146	$24,817
Wireless	11,998	9,483	33,789	27,057
Total	$25,053	$17,750	$68,935	$51,874

The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Asia	$13,080	$8,662	$37,395	$19,642
USA and Canada	9,923	6,995	26,448	27,828
Other	2,050	2,093	5,092	4,404
Total	$25,053	$17,750	$68,935	$51,874

6. RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2003, the Company recorded restructuring charges of $625 pertaining to severance and related benefits of workforce reductions undertaken in the quarter. The workforce reductions eliminated approximately 19 operations and administrative positions.

For the nine months ended October 2, 2004, the change of $992 in accrued restructuring costs principally represents cash payments of obligations under property leases.

7. LONG-TERM DEBT AND GAIN ON REPURCHASE OF CONVERTIBLE NOTES

On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes ("2009 Notes") due October 15, 2009. The 2009 Notes are convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate, subject to adjustment, of 200 shares for each $1,000 principal amount, which is equivalent to a conversion price of $5.00 per share. Pursuant to the indenture, dated as of September 24, 2004, between the Company and U.S. Bank Trust Association, as trustee, in the event of a "fundamental change" on or prior to July 15, 2009, the Company will pay a make whole premium upon the repurchase or conversion of the 2009 Notes. Subject to certain exceptions, the make whole premium will be 1% of the principal amount of the 2009 Notes, plus an additional premium based on the date such "fundamental change" becomes effective and the price paid per share of the Company’s common stock in the transaction constituting the "fundamental change". Interest on the 2009 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. The outstanding 2006 Notes are convertible into shares of common stock at any time prior to their maturity or redemption by the Company. The 2006 Notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest on the 2006 Notes is payable semi-annually in arrears on May 15 and November 15 of each year.

As of October 2, 2004, $46,700 aggregate principal amount of the 2006 Notes remain outstanding. During the third quarter of 2002, the Company repurchased and retired $33,300 aggregate principal amount of the 2006 Notes. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 in the third quarter of 2004 in connection with this repurchase, after adjusting for the write-off of a proportionate share of unamortized offering costs.

8. OTHER INCOME (EXPENSE)

Other income (expense) for the nine months ended October 2, 2004 includes income from a $368 gain on the sale of securities and a $490 settlement received in connection with a claim against a former supplier, partially offset by a charge of $750 relating to the settlement of a contractual claim.

ANADIGICS, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth unaudited condensed consolidated statements of operations data as a percent of net sales for the periods presented:
	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.1	98.8	84.4	98.1
Gross profit	20.9	1.2	15.6	1.9
Research and development expenses	31.4	45.2	37.2	45.2
Selling and administrative expenses	21.9	27.0	25.2	26.7
Restructuring and other charges	-	-	-	1.2
Purchased in-process R&D	-	-	-	3.3
Operating loss	(32.4)	(71.0)	(46.8)	(74.5)
Interest income	1.9	4.2	2.4	5.1
Interest expense	(3.8)	(5.3)	(4.1)	(5.4)
Gain on repurchase of Convertible notes	1.3	-	0.5	-
Other (expense) income	(0.2)	1.0	0.4	0.3
Net loss	(33.2%)	(71.1%)	(47.6%)	(74.5%)

NET SALES. Net sales increased 41.1% during the third quarter of 2004 to $25.1 million from $17.8 million in the third quarter of 2003. For the nine months ended October 2, 2004, net sales were $68.9 million, a 32.9% increase from net sales of $51.9 million for the nine months ended September 27, 2003.

Sales of integrated circuits for Wireless applications increased 26.5% during the third quarter of 2004 to $12.0 million from $9.5 million in the third quarter of 2003. For the nine months ended October 2, 2004, net sales of integrated circuits for Wireless applications increased 24.9% to $33.8 million from $27.1 million in the nine-month period ended September 27, 2003. The increase in sales of integrated circuits for Wireless applications during the three and nine months ended October 2, 2004 was primarily due to increased customer demand for both our GSM and CDMA products.

Sales of integrated circuits for Broadband applications increased 57.9% during the third quarter of 2004 to $13.1 million from $8.3 million in the third quarter of 2003. For the nine months ended October 2, 2004, net sales of integrated circuits for Broadband applications increased 41.6% to $35.1 million from $24.8 million in the nine-month period ended September 27, 2003. The increase in sales in the three and nine month periods ended October 2, 2004 was primarily due to increased customer demand for both our Wireless LAN and cable infrastructure products. For the nine month period ended October 2, 2004, sales further reflect an increase in Wireless LAN sales following the acquisition of RF Solutions’ ("RFS") power amplifier business on March 31, 2003.

Geographically, sales to the Asia region during the three and nine months ended October 2, 2004 increased 51.0% and 90.4%, respectively, primarily due to the Company's expanded product distribution of WLAN and Wireless power amplifier module products.

Generally, selling prices for same product sales were lower during the third quarter of 2004 compared to the third quarter of 2003.

GROSS MARGIN. Gross margin during the third quarter of 2004 increased to 20.9% from 1.2% in the third quarter of 2003. For the nine months ended October 2, 2004, gross margin increased to 15.6% from 1.9% for the nine months ended September 27, 2003. The increase in gross margin in the three and nine month periods ended October 2, 2004 was primarily due to the increase in revenues, as well as higher production levels and the consequent absorption of fixed costs over higher unit volume.

RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 1.8% during the third quarter of 2004 to $7.9 million from $8.0 million during the third quarter of 2003. The decrease in expense in the third quarter of 2004 was due to reduced compensation cost following certain operating expense reduction initiatives. Company sponsored research and development expense for the nine months ended October 2, 2004 increased 9.3% to $25.6 million from $23.5 during the nine-month period ended September 27, 2003. The increase in the nine month period ended October 2, 2004 was primarily attributable to increased headcount and expense associated with the RFS and Tavanza acquisitions not fully included in 2003, as well as certain one-time compensation costs associated with operating expense reduction initiatives undertaken in 2004.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 14.3% during the third quarter of 2004 to $5.5 million from $4.8 million in the third quarter of 2003. Selling and administrative expenses increased 25.6% during the nine-month period ended October 2, 2004 to $17.4 million from $13.8 million in the nine-month period ended September 27, 2003. The increases in selling and administrative expenses in the three and nine months ended October 2, 2004 are primarily due to increased sales headcount and sales-related costs associated with our sales expansion efforts, including new application centers in Taiwan and Korea. Certain legal fees in connection with the settlement of a contractual claim in the second quarter of 2004 further impact the nine months’ comparison.

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

INTEREST INCOME. Interest income decreased 36.7% to $0.5 million during the third quarter of 2004 from $0.7 million during the third quarter of 2003. For the nine months ended October 2, 2004, interest income decreased 36.1% to $1.7 million from $2.6 million in the nine-month period ended September 27, 2003. The decreases were primarily due to lower invested funds and were compounded by lower interest rates.

INTEREST EXPENSE. Interest expense was largely flat at $1.0 million and $0.9 million during the three months of both 2004 and 2003, respectively. Interest expense was flat at $2.8 million during the nine month periods of both 2004 and 2003. The interest primarily related to the outstanding balance of our 5% Convertible Senior Notes due in 2006 ("2006 Notes"), since the Convertible Senior Notes due in 2009 ("2009 Notes") were issued on September 24, 2004.

GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, we repurchased and retired $20.0 million aggregate principal amount of the 2006 Notes for $19.8 million in cash, inclusive of accrued interest of $0.4 million. We recognized a gain on the repurchase of $0.3 million after adjusting the write-off of a proportionate share of unamortized offering costs.

OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended October 2, 2004 includes income from a $0.4 million gain on the sale of securities and a $0.5 million settlement received in connection with a claim against a former supplier, partially offset by a charge of $0.8 million relating to the settlement of a contractual claim.

LIQUIDITY AND CAPITAL RESOURCES

As of October 2, 2004, we had $24.3 million in cash and cash equivalents and $83.5 million in marketable securities. We had $84.7 million of interest-bearing debt outstanding as of October 2, 2004. These figures reflect our private offering of $38.0 million aggregate principal amount of 2009 Notes and concurrent repurchase of $20.0 million of 2006 Notes, on September 24, 2004.

Operating activities used $26.5 million in cash during the nine-month period ended October 2, 2004. Investing activities, which principally consisted of net sales of marketable securities of $17.5 million, partially offset by purchases of equipment of $2.9 million, provided $14.6 million of cash during the nine-month period ended October 2, 2004. Cash provided by financing activities primarily consisted of net proceeds of $16.5 million from our issuance of the 2009 Notes, net of offering costs and further reduced by our repurchase of $20.0 million aggregate principal amount of the 2006 Notes. Financing activities also provided $1.3 million of cash from share issuances for employee stock option exercises during the nine months ended October 2, 2004.

As of October 2, 2004, we had purchase commitments of approximately $0.8 million for equipment, furniture and leasehold improvements.

We believe that our existing sources of capital, including our existing cash and marketable securities will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months and beyond. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchases of our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

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

In October 2004, the Emerging Issues Task Force (EITF) issued EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which requires the dilutive effect of contingently convertible debt instruments to be included in EPS. Accordingly, the shares issuable upon conversion of contingently convertible debt instruments are to be considered in the diluted earnings per share calculation, regardless of whether the contingent conditions for their conversion are satisfied, so long as they are dilutive. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and is not expected to have an impact on the Company’s calculation of diluted earnings per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of certain members of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of October 2, 2004.

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM    1.    LEGAL PROCEEDINGS

ANADIGICS is not a party to any material litigation.

ITEM    6.    EXHIBITS

Exhibits:

10.1 Amendment No. 3 as of August 20, 2004 to the Employment Agreement dated June 1, 1999 between the Company and Ronald Rosenzweig.

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
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Dated: November 3, 2004

                                    Exhibit 10.1

                                    ANADIGICS Inc.

Ronald Rosenzweig                                20 August 2004
19509 Planters Point Drive
Boca Raton, FL 33434

Subject: Amendment - Agreement June 1, 1999 - Revision

Dear Ron:

This is to confirm the revision by the Board of Directors at the August 17, 2004 meeting in the extension of the Agreement dated June 1, 1999 between you and ANADIGICS, Inc. (and extended from July 2, 2002 through July 2, 2003 and from July 2, 2003 through July 2, 2004), regarding your employment by the Company. The existing agreement set to expire July 2, 2004, will be extended with the following terms and conditions.

1.	Your employment is extended for the period from July 2, 2004 through July 2, 2005 at 25% time as ANADIGICS employee.

2.	Your base salary compensation shall be at the annual rate of $100,000 paid biweekly.

3.	All terms of your agreement dated June 1, 1999 remain intact as part of this extension.

If you are in agreement with the foregoing, please sign and return to John Warren, a copy of this letter.

Very truly yours,

Bami Bastani
President & Chief Executive Officer
ANADIGICS, Inc.

Accepted and agreed to as stated.

Ronald Rosenzweig

                                    Exhibit 31.1

CERTIFICATION

I, Bami Bastani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:        November 3, 2004
By:	/s/ Bami Bastani
Bami Bastani
President and
Chief Executive Officer

                                    Exhibit 31.2

CERTIFICATION

I, Thomas Shields, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ANADIGICS, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:        November 3, 2004
By:	/s/ Thomas C. Shields
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended October 2, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 3, 2004
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

Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended October 2, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 3, 2004
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