Form 10-K
period 2004-12-31
ANADIGICS INC
filed 2005-03-16
CIK 940332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 3, 2004 was approximately $151 million, based upon the closing sales price of the Registrant’s common stock as quoted on the NASDAQ National Market on such date.

The number of shares outstanding of the Registrant's common stock as of December 31, 2004 was 33,072,438.

Documents incorporated by reference: Definitive proxy statement for the Registrant's 2005 annual meeting of shareholders (Part III).

PART 1

ITEM 1. BUSINESS.

Background

    ANADIGICS, Inc. ("we" or the "Company") was incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

We design and manufacture radio frequency integrated circuit (RFIC) solutions for the wireless and broadband communications markets. Our high frequency RFIC products enable manufacturers of communications equipment to enhance overall system performance and reduce manufacturing cost and time to market. Our products are primarily included in cellular and personal communications service (PCS) phones and base stations, wireless local area networks (WLANs), and cable television infrastructure and set-top boxes. We offer a broad array of products including amplifiers, switches, tuner integrated circuits, photodiodes and integrated RF modules. These integrated circuits perform the transmit and receive functions that are critical to the performance of wireless and broadband communication systems.

In the wireless market, we focus on RFIC solutions for wireless communication handset applications operating over various air interface standards, including Code Division Multiple Access (CDMA), Global System for Mobile communication (GSM), Wideband CDMA (WCDMA), General Packet Radio Service (GPRS) and Enhanced Data rate for GSM Evolution (EDGE). In the broadband markets, our focus is on applications for WLAN systems, cable television (CATV) subscriber products, CATV infrastructure systems, and fiber optic communications systems. We believe we have a competitive advantage in the markets we serve due to our design, development and applications expertise, our superior compound semiconductor technologies, our high-volume, low-cost state-of-the-art manufacturing processes and expertise, and our strong working relationships with leading original equipment manufacturers (OEMs), original design manufacturers (ODMs) and reference design houses (collectively our "market customers").

We design, develop and manufacture RFICs primarily using Gallium Arsenide (GaAs) compound semiconductor substrates with various process technologies, Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT).

The quality and reliability of our products results from a comprehensive design, characterization, qualification, and robust manufacturing process. In addition to the manufacturing facility and design team located at our corporate headquarters in Warren, New Jersey, we operate a development center and manufacturing facility in Camarillo, California and development centers in Richardson, Texas; Atlanta, Georgia; Aalborg, Denmark; Taipei, Taiwan; Seoul, Korea and Shanghai, China.

Our design and applications engineering staff is strategically active and engaged with customers during all phases of design and production. This strategy helps our customers streamline their design process and time to market, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

We have two company-owned fabrication facilities (fabs): a state-of-the-art six-inch diameter analog GaAs fab located at our corporate headquarters in Warren, New Jersey, and a two-inch diameter indium phosphide (InP) fab located in Camarillo, California. Our six-inch wafer fab allows us to produce, at a small incremental cost, more than twice the RF die per wafer compared with a four-inch wafer, still used by some of our competition. We believe our strong manufacturing fabrication capability, combined with logistics expertise and innovative product designs, allow us to quickly develop and manufacture products in line with market and customer requirements.

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

Wireless communications are growing rapidly and replacing landline telephone services in mature markets and are being built in lieu of landline services in other emerging markets. Worldwide unit sales of cellular/PCS wireless handsets were approximately 610 million in 2004.

Broadband markets are also benefiting from technological changes. Cable television systems are moving from one-way analog signal distribution systems to interactive digital systems offering increased and new video content, Internet connection services and telephony. We estimate that approximately 10 million digital CATV set-top boxes were produced in 2004. The continued build out and upgrading of the cable infrastructure network required a production of approximately 2.8 million amplifier components for line extenders, systems amplifiers and fiber nodes. Additionally, the WLAN market continues to be a bright spot in the worldwide chip marketplace. The demand for increased mobility, seamless communications, internet browsing, and streaming video/audio is driving the need for increased throughput and gaining even greater momentum provided by WLAN modems for the enterprise and home markets. New standards, such as 802.11g, 802.11 b/g as well as dual-band combo products, are accelerating the adoption and expanding the use of WLANs globally. We estimate that approximately 75 million WLAN chipsets, primarily wireless notebooks and access points, were shipped in 2004.

Activity in broadband fiber optic networks is being driven by demand from Internet and corporate users for high-speed data transfer capability resulting in increased deployment of Fiber to the Home (FTTH), Local Area Networks (LAN), Metropolitan Area Networks (MAN), and Storage Area Networks (SAN).

Given these developments, our customers are facing the following challenges and need the following solutions from their suppliers:

*	Shorter cycle times. In both the wireless and broadband communications markets, manufacturers must bring new subscriber products to market quickly in order to maintain their market position. The development of multi-chip modules, using advanced packaging techniques, and the development of relationships with providers of RF reference designs is imperative;

*	Need for low-cost products. Wireless handsets and cable set-top boxes are increasingly becoming consumer-driven, commodity products. Component suppliers must be cost effective in order for their market customers to stay competitive; and

*	Stronger supplier relationships. The digital, wireless, cable and fiber optic industries are standards-driven. Companies in the communications industry must work very closely with their suppliers in order to develop new products. Companies therefore limit themselves to a small number of suppliers in order to keep their competitive advantages.

The GaAs Advantage

Through our research and development efforts, we have developed expertise in producing cost-effective GaAs-based RFICs for high-volume commercial applications. These circuits offer the performance attributes required for radio frequency/microwave applications that are not easily obtained with silicon-based integrated circuits. GaAs transistors can operate at frequencies greater than silicon transistors, and therefore can handle the requirements of radio frequency/microwave applications. GaAs RFICs have a lower noise figure than silicon-based integrated circuits, providing increased sensitivity, less distortion and interference and better dynamic range, thereby enabling systems to handle a wide range of signal strengths. GaAs is a semi-insulating material that facilitates integration of the passive components required in radio frequency/microwave applications. Finally, GaAs RFICs used in transmitter applications are more power-efficient than silicon-based circuits, allowing for longer battery life or use of smaller batteries.

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

    The InGaP advantages of performance, reliability and manufacturability led to our decision to develop the world’s first commercially viable 6-inch InGaP HBT process, which was completed in 2000 and complements our GaAs MESFET technology.

ANADIGICS’ Strategy

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

Forge Strong Customer Relationships

We have developed strong working relationships with our customers, many of whom are leading manufacturers in their markets. Because our target markets are standards-driven, customer relationships are important. These relationships provide us with product development opportunities and the ability to anticipate future market trends. The rapid feedback received from our customers during the product design phase increases the likelihood that our designs will meet our customers' cost and performance requirements. We believe strengthening our relationships with reference design companies will continue to contribute market share gains within each of the wireless and broadband communications markets.

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

Target Markets and Products

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. For the years ended December 31, 2002, 2003 and 2004, wireless applications accounted for approximately 54%, 55% and 50% of total net sales, while broadband applications accounted for approximately 46%, 45% and 50% of total net sales.

Wireless Communications

The wireless communications market is a growing, dynamic market as a result of increasing demand for:

*	Portable voice, video and data communications;
*	Smaller, lighter handsets offering increased functionality;
*	Reliable access and voice quality comparable to land lines;
*	Longer talk-time and standby time; and
*	Wireless access to the Internet.

Our RFIC products are used in handsets where small size, multi-band operation and low power consumption are key features. Currently in the United States, the primary digital air interface communications standard is CDMA. Another standard, GSM, is the most widely deployed digital standard on a worldwide basis. We currently offer and continue to bring to market an array of products for both the handset and infrastructure markets for these major air interface standards.

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

Our principal customers in the wireless market include LG Electronics and Kyocera. Of our total net sales in the year ended December 31, 2004, LG Electronics accounted for 15% and Kyocera accounted for 11%, while no other customer in this market accounted for 10% or more of total net sales during 2004.

    The following table sets forth information regarding our principal products in the wireless communications market:

Product	Application
Handset Products
Power Amplifier (PA)	Used in RF transmit chain of wireless handset to amplify signal to base station.
Single-band PA module	Encapsulates InGaP HBT PA die and certain passive components in multi-layer laminate module. Used primarily in CDMA handsets.
Quad-band PA module	Encapsulates InGaP HBT PA die, CMOS bias control chip, and certain passive components in multi-layer laminate module. Used primarily in GSM handsets.
PowerPlexerTM	Encapsulates two InGaP HBT PA die, CMOS, bias and power control chip, antenna switch, coupler, harmonic filter and passives in multi-layer laminate module. Used in GSM handsets.
RF Switches	Used in wireless handsets and other wireless applications to switch between receive and transmit modes and multiple frequency bands.

Infrastructure Products
Driver Amplifiers	Used in cellular base stations in the transmit chain.
Gain Blocks	Used in cellular base stations in the transmit chain.

Broadband

The Broadband segment of our business encompasses our key markets in video and data telecommunications systems, primarily consisting of cable television, WLAN and fiber optic applications.

Cable television systems traditionally delivered one-way analog television programming, limited to a few entertainment channels, via a coaxial cable. However, upgraded coaxial cable and hybrid fiber-coax systems are increasingly used to deliver digital content as well as a wide array of interactive video and other services, such as high speed Internet access and telephony. These market trends require system operators to upgrade the bandwidth, quality and functionality of both the system infrastructure and terminal equipment.

Consumer preferences for digital programming, watch-and-record capability and video-on-demand (VoD) has resulted in an increased demand for CATV set-top boxes with advanced features and multiple tuners. Our double conversion tuner RFICs support these enhanced features, and our new active splitter RFICs facilitate the use of multiple tuners per box. Both product lines enable our customers to accelerate and simplify the design of their set-top boxes.

Our CATV line amplifier RFICs are used in infrastructure equipment such as line extenders, distribution amplifiers, system amplifiers and fiber nodes. Including products that operate from power supplies as high as 24 volts, our line amplifier product line supports the stringent performance requirements of the latest high-bandwidth CATV systems. We also provide amplifier RFICs for drop amplifier applications, which provide the final stage of amplification in the CATV system at individual subscriber locations.

Hybrid fiber-coax CATV systems utilize fiber optic lines to a fiber node or subscriber location, at which point the signal is converted from an optical signal to an RF signal. We manufacture photodetector diodes that are used to perform the optical to RF translation. Typically, a photodetector diode will interface to an RF amplifier, like one of our line amplifiers, to drive the local coaxial network.

The following table sets outlines our principal CATV products and their applications:

Product	Application
CATV Set-top Boxes Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.

CATV Infrastructure Products
Line Amplifiers	Used to distribute RF signals from headends to subscribers.
Drop Amplifiers	Used to amplify RF signals at individual subscriber locations.
Photodetector Diodes	Used to convert from optical to RF signals.

Our principal customers in the cable and broadcast markets are Motorola, Inc. and Scientific Atlanta, which each represented 10% of total net sales in 2004. No other customer in this market accounted for 10% or more of our total net sales in 2004.

In March 2003, we acquired the WLAN power amplifier product line from RF Solutions, headquartered in Atlanta, Georgia as an entrance into the growing WLAN market. The WLAN market is being driven by:

*	Demand for wireless data access and portability of wireless access devices;

*	Emergence of several wireless data networking mediums, primarily via personal computers; and

*	New market applications such as consumer electronics and wireless voice over Internet protocol (VoIP).

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

The wireless capabilities of WLAN networking products are provided primarily by a semiconductor chipset. A wireless chipset typically contains a radio transceiver, a digital media access controller (MAC), baseband processor and power amplifier to boost the transmit signal, thereby improving range and data throughput. Traditionally, a single power amplifier supported a chipset. However, the market has begun seeking both dual band power amplifiers and power amplifiers with higher levels of integration. This increased integration will provide for smaller size, higher reliability and faster time to market for WLAN systems.

No single customer in the WLAN market was responsible for 10% or more of our total net sales in 2004. The following table sets forth information regarding our principal products in the WLAN market:

Product	Application
Single band Products
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

Marketing, Sales, Distribution and Customer Support

We primarily sell our products to our direct customers worldwide. We have developed close working relationships with leading companies in the broadband and wireless communications markets. Additionally, we selectively use independent manufacturers' representatives and distributors to complement our direct sales and customer support efforts. In 2004 we continued to evaluate, upgrade and expand our sales representative organization. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio. In addition to our field sales applications support centers in both Taipei, Taiwan and Seoul, South Korea established in 2003, we opened a new office in Shanghai, China in 2004. Our support centers position our resources in close proximity to our existing and potential customers enabling real-time service.

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

Our design and applications engineering staff actively communicate with customers during all phases of design and production. We provide our customers with engineering data and up-to-date product application notes, and communicate with our customers' engineers on a regular basis to assist in resolving technical problems on and off site. In most cases the design and applications engineers obtain prototypes from our customers in order to troubleshoot and identify potential improvements to the design in parallel with our customers' efforts. This strategy helps our customers accelerate their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high-volume production.

We believe that reference-design manufacturers in the wireless and broadband market will continue to play an ever-increasing role in the future of these markets. Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to penetrate these market opportunities.

Manufacturing, Assembly and Testing

Manufacturing

We fabricate substantially all of our integrated circuits in our six-inch diameter GaAs wafer fab in Warren, New Jersey and in our two-inch diameter InP fab in Camarillo, California.

Our Warren facility has a 19,000 square foot fab, including 10,000 square feet of Class 100 "clean room" space. Based on physical floor space, weekly production capacity at the Warren facility is approximately 1,200 equivalent six-inch HBT wafers. Based on equipment currently installed, present weekly capacity is 600 equivalent six-inch HBT wafers, although this space can be equipped to expand capacity as market conditions require. On the basis of equivalent four-inch HBT wafers, which is the industry norm, present weekly capacity is 1,350 wafers per week. See "Risk Factors - We may face constraints on our manufacturing capacity which would limit our ability to increase sales volumes."

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

Our Warren manufacturing processes were first certified as ISO 9001 compliant in December 1993. Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard. In 2004, we also received ISO 14001 certification.

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

The components within mobile phones have become increasingly integrated, enabling the development of ever smaller, lighter, and more efficient phones. However, integration in the RF subsystem at the IC level is considerably more challenging, given that various components require different manufacturing processes for optimal performance. Typical RF processes include pHEMT, MESFET, HBT, and RF CMOS. The choice of process for various RFICs is typically based on the relative weight given to performance (often measured by efficiency and linearity) versus cost. In low-end phones, cost will dominate, and less-efficient, less-costly components will be used. On the other hand, in high-end phones, the emphasis will shift to better performance.

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

A number of challenges, outlined below, are being overcome as we become a fully integrated module manufacturer:

Design complexity: Within a cellphone, the RF section arguably represents the greatest design challenge for engineers. Modules place the burden of designing and optimizing RF front-end subsystems on RFIC manufacturers. These manufacturers must focus on providing the optimal IC process (e.g., InGaP HBT for PAs) and then integrate the technology into a well-designed module that also incorporates additional passive and control circuitry. The quality of the RF module design ultimately drives the device’s performance and manufacturability.

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

Modules allow our customers to get their product to market more rapidly at a lower overall end product cost due largely to the reduced parts count and reduction in required engineering effort. We believe we are well positioned to address the shift toward multi-chip modules because we possess both extensive process breadth (a key advantage, as modules typically incorporate numerous process technologies) and a large portfolio of RF expertise (e.g., PAs, switches, transceivers, filters, and discretes).

Final Test

After assembly, packaged integrated circuits are tested prior to shipment to our customers. Increasingly, these test activities are being performed by third-party contractors in Asia.

We outsource a majority of our production RF testing operations, which are performed nearby our module assembly contractors in Asia.  This adds considerable efficiencies to the device manufacturing process in reducing product cycle times and manufacturing costs and supports our initiative to reduce manufacturing costs by lowering test cost per unit.

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

Research and Development

We have made significant investments in our proprietary processes, including product design, wafer fabrication and integrated circuit testing, which we believe gives us a competitive advantage. Research and development expenses were $29.7 million, $32.1 million, and $33.3 million in 2002, 2003, and 2004, respectively. Our research and development efforts in 2002 and 2003 were primarily focused on improving performance relative to the size of our CDMA products and developing products to compete in the GSM market. In 2003 and 2004, our activities included the continued development and expansion of products offered to the GSM and WLAN markets.

As of December 31, 2004, we had approximately 121 engineers assigned primarily to research and development.

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

Employees

As of December 31, 2004, we had 424 employees, including five employees in Denmark who were members of the Danish Engineering Union. We believe our labor relations to be good and we have never experienced a work stoppage. During 2004 our workforce decreased by 56 employees, primarily as a result of staff reductions in operations and research and development.

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

Within the Broadband markets, which include the cable television, WLAN and fiber optic markets, our competitors are also primarily manufacturers of both discrete components and integrated circuits. Our competitors include Analog Devices, Inc., Applied Micro Circuits Corp., Conexant Systems, Inc., Maxim Integrated Products, Inc., Microsemi Corp. and Microtune, Inc., as well as certain of our customers who design and fabricate their own in-house solutions.

Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources. Increased competition could adversely affect our revenue and profitability through price reductions or reduced demand for our products. See "Risk Factors - We face intense competition, which could result in a decrease in our products’ prices and sales."

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. and foreign patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. and foreign laws affording protection for trade secrets and for semiconductor chip designs. We own 47 U.S. patents and have twelve pending U.S. patent applications in addition to one pending foreign patent application filed under the Patent Cooperation Treaty. The U.S. patents were issued between 1992 and 2004 and will expire between 2009 and 2023.

We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We have also entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. See "Risk Factors - We may not be successful in protecting our intellectual property rights or in avoiding claims that we infringed on the intellectual property rights of others."

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

Risks Related to ANADIGICS

We have a history of recent losses, and expect to continue to incur losses.

We have incurred operating and net losses in each of the three years in the period ended December 31, 2004 and expect to continue to incur losses in 2005. The markets for our products weakened substantially in 2001. The downturn from 2000 levels reflected a reduction in capital spending by many of our customers and lower end consumer demand.

Although the company has gained increased market acceptance for certain of its products in 2004, the market for our products remains weak. We cannot assure you as to whether or when we will become profitable again. If the recent trend in our net losses does not reverse, either because the economy does not improve or because we underperform, our ability to compete in a very difficult market may be materially and adversely affected.

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

Our manufacturing infrastructure and capacity were designed to address significantly higher volume levels and consequently we have underutilized manufacturing capacity. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, our fixed production costs increase as a percentage of revenues during a period of declining revenues, which adversely affects our gross margin and profitability. In the future, improved utilization of our manufacturing capacity will primarily depend on continued growth in demand for our wireless products. Our ability to reduce expenses is further constrained because we must continue to invest in research and development in order to maintain our competitive position.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue.

We receive most of our revenues from a few significant customers and their subcontractors. Sales to LG Electronics, Kyocera, Motorola, Inc. and Scientific Atlanta accounted for 15%, 11%, 10% and 10%, respectively, of total net sales during 2004. Sales to our greater than 10% customers have exceeded 45% of total revenues in each of the last three years. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose LG Electronics, Kyocera, Motorola, Scientific Atlanta or another major customer, or if sales to these customers were to decrease materially, results of operations would be materially and adversely affected.

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

Our manufacturing yields vary significantly among products, depending on the complexity of a particular integrated circuit’s design and our experience in manufacturing that type of integrated circuit. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins.

Regardless of the process technology used, the fabrication of integrated circuits is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be nonfunctional, thereby reducing yields. These difficulties can include:

•	defects in masks, which are used to transfer circuit patterns onto our wafers;
•	impurities in the materials used;
•	contamination of the manufacturing environment; and
•	equipment failure.

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

We outsource most of the testing of certain of our products to test houses or vendors overseas, primarily in Asia. The failure of these test houses or other third parties to maintain our standards of testing or complete the testing process of our products in a timely manner, could subject us to delays in manufacturing and in the delivery of products to customers, which could have a material adverse effect on our results of operations and financial condition. In addition to the test houses, we also test some of our products internally.

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

In 2002 and 2003, we announced restructuring plans in response to a sharp downturn in our industry. Under our restructuring plans, we have incurred charges relating to reductions in our workforce, impairments of certain manufacturing and research fixed assets, and the consolidation of facilities. From January 1, 2001 to December 31, 2004, our workforce was reduced by over 25%, primarily through restructuring and cost reduction initiatives. We may have incorrectly anticipated the extent of the long-term market decline for our products and services and we may be forced to restructure further or may incur further operating charges due to poor business conditions.

We face intense competition, which could result in a decrease in our products’ prices and sales.

The semiconductor industry is intensely competitive and is characterized by rapid technological change. We compete primarily with manufacturers of discrete gallium arsenide and silicon semiconductors and with manufacturers of gallium arsenide and silicon integrated circuits. We expect increased competition from:

•	other gallium arsenide integrated circuit manufacturers who may replace us as a supplier to our market customers or otherwise dilute our sales to them;
•	silicon analog integrated circuit manufacturers; and
•	companies which may penetrate the radio frequency/microwave integrated circuit communications market with other breakthrough technologies.

Increased competition could result in:

•	decreased prices of our integrated circuits;
•	reduced demand for our products; and
•	a reduction in our ability to recover development engineering costs.

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

We may not have sufficient cash flow to make payments on our convertible senior unsecured notes and any other debt we may incur.

Our ability to pay principal and interest on our $84.7 million in outstanding convertible senior unsecured notes, $46.7 million of which are due in November of 2006 and the remainder of which are due in October of 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance. Our future operating performance is subject to a number of risks and uncertainties that are often beyond our control, including general economic conditions and financial, competitive and regulatory factors. Consequently, we cannot assure investors that we will have sufficient cash flow to meet our liquidity needs.

We face a risk that capital needed for our business will not be available when we need it.

In the future, we may need to access sources of financing to fund our growth. Taking into consideration our cash balance including marketable securities of $104.1 million at December 31, 2004 and our $84.7 million in outstanding convertible senior notes, $46.7 million of which are due in November of 2006 and the remainder of which are due in October of 2009, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months.

However, there is no assurance that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets when we seek financing, as well as the then current condition of the Company will affect our ability to raise capital, as well as the terms of any financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on the Company.

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

As part of our strategy, we will selectively pursue acquisitions and alliances. Our ability to complete acquisitions or alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could materially adversely affect our operating results, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies. We cannot assure investors that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we could be called upon to satisfy independent of the acquisition price. Future acquisitions or alliances could result in additional debt, equity, costs and contingent liabilities, all of which could materially adversely affect our results of operations and financial condition. Any such additional debt could subject us to substantial and burdensome covenants and any such equity could be materially dilutive to existing stockholders. The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management. If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our ability to offer our products could be materially harmed.

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

Sales to customers located outside North America (based on shipping addresses and not on the locations of ultimate end users) accounted for 46%, 49% and 61% of our net sales for the years ended December 31, 2002, 2003, and 2004 respectively. We expect that revenues derived from international sales will continue to represent a significant portion of our net sales.

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

We believe that our six-inch wafer fabrication facility, the expansion of which was completed in June of 2002, should be able to satisfy our forecasted production needs. However, if production volumes were to increase significantly from expected levels, we might be required to hire, train and manage additional production personnel in order to successfully increase production capacity at our facility. We cannot assure investors that we would be able to implement these changes successfully. A delay for any reason in increasing capacity would limit our ability to increase sales volumes. In addition, if we fail to increase production and do not have sufficient capacity to satisfy the demand for our products, our relationships with customers could be harmed.

We may face interruptions in our manufacturing processes.

Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of multiple steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material adverse effect on our business. In addition, we may discover from time to time defects in our products after they have been shipped, which may require us to replace such products.

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

We are subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from our manufacturing processes. Failure to comply with environmental laws could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination. Although we are aware of contamination resulting from historical third-party operations at one of our facilities, a prior owner has been performing, and paying for the costs associated with, remediation of this property pursuant to an agreement with the state environmental regulatory authority. However, we cannot assure you that such prior owner will continue to do so or that we will not incur any material costs or liabilities associated with compliance with environmental laws in the future.

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

Provisions in our governing documents and our shareholders rights agreement could discourage takeovers and prevent shareholders from realizing an investment premium.

Certain provisions of our articles of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our Company. These provisions include the ability of the board of directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval, our staggered board of directors, and our advance notice requirements for stockholder proposals and director nominations. In addition, the Company has adopted a shareholders’ rights agreement that may make it more difficult and expensive for a third party to acquire the Company. Any of the foregoing could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We have had significant volatility in our stock price and it may fluctuate in the future. Therefore, the ability to sell shares of common stock at or above the price paid for them may be difficult.

The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

• our performance and prospects;
• the performance and prospects of our major customers;
• the depth and liquidity of the market for our common stock;
• investor perception of us and the industry in which we operate;
• changes in earnings estimates or buy/sell recommendations by analysts;
• general financial and other market conditions; and
• domestic and international economic conditions.

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

ITEM 2. PROPERTIES.

  Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, all of which are located in the same industrial park. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty-year lease expiring on December 31, 2016. Approximately 92,500 square feet of office and laboratory space is leased at 35 Technology Drive in Warren, New Jersey under a twelve-year lease, which expires on May 1, 2005. We have moved out of this space and over half of the space at 35 Technology Drive has been sublet in order to reduce costs. Additionally, we lease an approximately 22,000 square foot building in Camarillo, California. The lease expires on July 31, 2005; however the term may be extended up to two times for additional two-year periods.

We also lease approximately 36,700 square feet of office space in the following locations: Richardson, Texas; Atlanta, Georgia; San Jose California; Aalborg, Denmark; Rehovot, Israel; Taipei, Taiwan; Shanghai, China; and Seoul, South Korea under lease agreements with remaining terms ranging from seven months to two years that can be extended, at our option. The space in Rehovot, Israel has been sublet in order to reduce costs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to litigation arising out of the operation of its business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operation or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our $0.01 par value Common Stock, ("Common Stock") has been quoted on the NASDAQ National Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following our initial public offering of our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for our Common Stock.

	High	Low
Calendar 2004
Fourth Quarter	$3.92	$2.65
Third Quarter	5.15	3.21
Second Quarter	7.04	4.17
First Quarter	9.11	5.65

Calendar 2003
Fourth Quarter	$7.38	$4.52
Third Quarter	5.65	2.98
Second Quarter	3.72	1.81
First Quarter	2.95	1.69

   As of December 31, 2004, there were 33,072,438 shares of Common Stock outstanding and 568 holders of record of the Common Stock.

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

See also "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.
  The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

	2000	2001	2002	2003	2004
RESULTS OF OPERATIONS
Net sales	$172,268	$84,765	$82,564	$75,212	$91,350
Gross profit (loss)	82,797	(2,932)	7,262	3,285	13,995
Operating income (loss)	16,796	(85,986)	(65,565)	(50,998)	(41,822)
Income (loss) before income taxes	28,596	(82,782)	(52,183)	(51,139)	(43,082)
Net income (loss)	18,892	(107,120)	(55,886)	(50,757)	(43,082)

Earnings (loss) per share:
Basic	$0.64	$(3.54)	$(1.83)	$(1.65)	$(1.33)
Diluted	$0.60	$(3.54)	$(1.83)	$(1.65)	$(1.33)

BALANCE SHEET DATA:
Total cash and marketable securities	$166,161	$200,095	$155,518	$121,630	$104,051
Working capital	179,987	132,062	110,151	81,100	89,517
Total assets	352,473	346,914	255,671	207,898	185,895
Total capital lease obligations	250	94	-	90	18
Long-term debt, including current portion	3,000	100,244	66,700	66,700	84,700
Total stockholders’ equity	328,832	226,636	171,088	121,046	84,615

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

We strive to achieve market advantage through the application of our radio frequency/microwave design and application knowledge. With our design expertise we have led the industry with the introduction of innovative products. Recent examples include quad-band GSM/GPRS power amplifiers with integrated power control, high efficiency low power (HELP™) 3mm x 3mm CDMA PA modules, wideband CDMA power amplifier modules, PowerPlexer™ integrated GSM front end modules, active splitter integrated circuits for cable infrastructure and set-top box applications and high output 802.11 b/g WLAN power amplifier modules, all of which offer greater levels of product performance and reduce manufacturers' production costs.

We aim to achieve cost advantages through the scale and efficiency of our manufacturing operations. During 1999 we began production in our six-inch analog GaAs wafer fabrication facility, which we believe was among the first six-inch analog GaAs wafer fabrication facility in our industry. Using a six-inch wafer allows us to produce, at a small incremental cost, more than twice the integrated circuit dice per wafer than can be produced from the industry norm four-inch wafer.

We have fixed expenses particularly relating to capital equipment and manufacturing overhead. Accordingly, decreases in revenue result in our fixed production costs increasing as a percentage of revenue, which adversely affects our gross margin and profitability. We will continue to invest in selected strategic research and development programs to maintain our competitive position.

We resumed revenue growth in 2004 primarily due to increased demand for our broadband products for the Wireless LAN (WLAN) market consisting of our power amplifiers and for the cable subscriber and infrastructure markets consisting of our newer broadband RF integrated circuits. We also experienced increased demand for our wireless products, while at a lesser degree than the stronger revenue growth in broadband, consisted of our newer and smaller power amplifier modules having lower average selling prices than those offered in the prior year.

We believe our markets are, and will continue to remain, competitive, which could result in continued quarterly volatility to our revenue stream and therefore cause continued fluctuations in our profitability. The ongoing market shift to newer and smaller power amplifier modules will continue to influence average selling prices to trend downward, which could adversely affect our gross margin and profitability.

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

LONG-LIVED ASSETS

Long-lived assets include fixed assets, goodwill and other intangible assets. We regularly review these assets for indicators of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value.

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

Impairment of long-lived assets
We record impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets is less than the carrying amounts of those assets. Management considers sensitivities to capacity, utilization and technological developments in making its assumptions.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from customers' failure to make payments. If the financial condition of our customers were to erode, making them unable to make payments, additional allowances may be required.

RESULTS OF OPERATIONS
   The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.2	95.6	84.7

Gross profit	8.8	4.4	15.3
Research and development expense	36.0	42.7	36.5
Selling and administrative expenses	25.9	25.8	24.6
Restructuring and other charges	6.1	1.2	-
Asset impairment charges	10.5	-	-
Goodwill impairment charge	9.7	-	-
Purchased in-process R & D	-	2.5	-

Operating loss	(79.4)	(67.8)	(45.8)
Interest income	7.7	4.4	2.4
Interest expense	(6.2)	(5.0)	(4.5)
Impairment of investments	(0.5)	-	-
Gain on repurchase of Convertible notes	15.2	-	0.4
Other income	-	0.4	0.3

Loss before income taxes	(63.2)	(68.0)	(47.2)
Benefit from income taxes	(5.2)	(0.5)	-

Loss before cumulative effect of accounting change	(58.0)	(67.5)	(47.2)
Cumulative effect of accounting change	(9.7)	-	-

Net loss	(67.7%)	(67.5%)	(47.2%)

2004 COMPARED TO 2003

NET SALES. Net sales during 2004 increased 21.5% to $91.3 million, compared to $75.2 million for 2003. The sales improvement was primarily due to an increase in demand for Broadband products, particularly our Wireless LAN (WLAN) power amplifiers used in wireless PC access and RF integrated circuits used in both cable subscriber and infrastructure applications and the remainder to demand for our GSM power amplifiers used in wireless handsets and hand-held devices.

Sales during 2004 of RF integrated circuits used for broadband applications increased 36.5% to $46.0 million from $33.7 million in 2003. The increase was primarily due to increased volumes of our power amplifiers used for Wireless LAN (WLAN) applications and products used for both cable and subscriber and infrastructure applications.

Specifically, net sales of RF integrated circuits used for cellular and PCS applications increased 9.2% during 2004 to $45.4 million from $41.5 million in 2003. The increase was due to our expanded product presence and volumes for our GSM power amplifiers.

Generally, selling prices for same product sales were lower during 2004 as compared to 2003.

GROSS MARGIN. Gross margin for 2004 improved to 15.3% of net sales, compared with 4.4% of net sales in the prior year. The increase in gross margin from the prior year is the result of the increase in revenue, improved production throughput in our facilities, lower depreciation expense and lower product costs.

RESEARCH & DEVELOPMENT. Company sponsored research and development expense increased 3.8% during 2004 to $33.3 million from $32.1 million during 2003 primarily due to the incremental year-over-year operating costs of the company’s acquisitions of RFS and Tavanza.

PURCHASED IN-PROCESS R&D. In 2003, the Company expensed purchased in-process research and development costs of $1.9 million resulting from the acquisitions of RFS and Tavanza. The charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and did not have alternative future uses. No acquisitions or in-process R&D applied in 2004.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 15.9% during 2004 to $22.5 million from $19.4 million in 2003. The increase was primarily due to increased headcount and sales-related costs associated with our sales expansion efforts, including application centers in Taiwan and South Korea.

ASSET AND INVESTMENT IMPAIRMENT CHARGES AND RESTRUCTURING AND OTHER CHARGES. During 2003, we recorded charges of $0.9 million for restructuring and other charges related to severance and related employee benefits in connection with workforce reductions of approximately 19 operations and administrative positions and lease-related costs.

Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2003 and 2004 are as follows (in millions):

	Lease Related	Workforce Reductions	Total
Year ended December 31, 2003
Beginning balance	$2.8	$0.2	$3.0
Restructuring and other expenses	0.3	0.6	0.9
Deductions	(1.1)	(0.8)	(1.9)
December 31, 2003 restructuring balance	2.0	-	2.0
Year ended December 31, 2004
Deductions	(1.3)	-	(1.3)
December 31, 2004 restructuring balance	$0.7	$-	$0.7

INTEREST INCOME. Interest income decreased 34.1% to $2.2 million during 2004 from $3.3 million in 2003. The decrease was due to lower average invested funds and was compounded by lower interest rates.

INTEREST EXPENSE. Interest expense increased to $4.1 million in 2004 from $3.8 million in 2003. Interest expense arises from obligations under our 5% Convertible Senior Notes due in 2006 ("2006 Notes") and our 5% Convertible Senior Notes due in 2009 ("2009 Notes"). In September, 2004, we repurchased $20.0 million aggregate principal amount of our 2006 Notes and consequently reduced the outstanding principal balance to $46.7 million, and concurrently issued $38 million aggregate principal amount of our 2009 Notes.

GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During 2004, we recognized a gain of $0.3 million, on the repurchase of $20.0 million aggregate principal amount of our 2006 Notes, after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

BENEFIT FROM INCOME TAXES. In 2004, the Company received no benefit from income taxes and recorded a full valuation allowance for its deferred tax balance.

2003 COMPARED TO 2002

NET SALES. Net sales during 2003 decreased 8.9% to $75.2 million, compared to $82.6 million for 2002. The sales decline was due to a decrease in demand of TDMA power amplifiers used in cellular handsets resulting from a market shift in the U.S. from the TDMA air interface standard to the emergence and deployment of the CDMA-1X telecommunication standard. Additionally, demand was lower for IC’s used in set-top boxes attributed to overall market softness for set-top boxes.

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

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 9.3% during 2003 to $19.4 million from $21.4 million in 2002. The decrease was primarily due to the elimination of intangibles’ amortization as a result of the write-off of intangibles in the fourth quarter of 2002 and savings realized from the administrative headcount reductions resulting from our restructuring activities. The expense reductions were partially offset by increased expenses from the RFS acquisition and the establishment of new application centers in Taiwan and South Korea.

ASSET AND INVESTMENT IMPAIRMENT CHARGES AND RESTRUCTURING AND OTHER CHARGES. During 2003, we recorded charges of $0.9 million for restructuring and other charges related to severance and related employee benefits in connection with workforce reductions involving approximately 19 operations and administrative positions and lease-related costs. During 2002, we recorded charges of $8.6 million for asset impairments, $0.4 million for impairment on investments and $5.0 million for restructuring and other charges.

Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2002 and 2003 were as follows (in millions):
	Lease Related	Workforce Reductions	Total
Year ended December 31, 2002
Beginning balance	$1.1	$0.8	$1.9
Restructuring and other expenses	3.4	1.6	5.0
Deductions	(1.7)	(2.2)	(3.9)
December 31, 2002 restructuring balance	2.8	0.2	3.0
Year ended December 31, 2003
Restructuring and other expenses	0.3	0.6	0.9
Deductions	(1.1)	(0.8)	(1.9)
December 31, 2003 restructuring balance	$2.0	$-	$2.0

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

INTEREST EXPENSE. Interest expense decreased to $3.8 million in 2003 from $5.1 million in 2002. Our interest expense arose from obligations under our 2006 Notes, issued on November 27, 2001. In September 2002, we repurchased $33.3 million in face value of the 2006 Notes and consequently reduced the outstanding principal balance to $66.7 million.

GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During 2002, we recognized a gain of $12.6 million, on the repurchase of $33.3 million in principal of our 2006 Notes, after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

BENEFIT FROM INCOME TAXES. In December 2002, the Company received a $4.3 million refund pursuant to a carryback claim under the Job Creation and Workers Assistance Tax Act of 2002. The refund represented taxes paid in 1996 and 1997.

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

LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 2004 we had $11.2 million of cash and cash equivalents on hand and $92.9 million in marketable securities. We had $38.0 million aggregate principal amount of our 2009 Notes and $46.7 million aggregate principal amount of our 2006 Notes outstanding as of December 31, 2004.

Operations required the use of $29.7 million in cash during 2004. Investing activities provided $4.1 million of cash during 2004, consisting principally of net sales of marketable securities of $7.5 million, partially offset by purchases of equipment of $3.4 million. Financing activities provided $18.2 million of cash in 2004, primarily consisting of proceeds received from our issuance of $38.0 million aggregate principal amount of our 2009 Notes, net of offering costs and further reduced by our repurchase of $20.0 million aggregate principal amount of our 2006 notes.

We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months as well as the repayment of our debt prinicipal obligation due in November, 2006. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.  Our ability to pay principal and interest on our $84.7 million in outstanding convertible senior unsecured notes, $46.7 million of which are due in November of 2006 and the remainder of which are due in October of 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance.

The table below summarizes required cash payments as of December 31, 2004:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	1 year and less	1 - 3 years	4 - 5 years	After 5 years
Long-term debt, including interest	$98,182	$4,235	$52,543	$41,404	$-
Operating leases	23,628	2,641	3,392	3,480	14,115
Capital leases	18	18	-	-	-
Unconditional purchase obligations	2,445	2,445	-	-	-
Total contractual cash obligations	$124,273	$9,339	$55,935	$44,884	$14,115

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement becomes effective in the first interim or annual period beginning after June 15, 2005. The Company expects to adopt the new statement effective January 1, 2005, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2005. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cashflows, however, the level of future equity based compensation grants could have a material effect on amounts recorded in our statement of operations. On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772,289 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares of approximately $2.65 million amortized immediately. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these "out-of-the-money" options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (FAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of FAS 151 will not have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments, including corporate bonds, commercial paper and U.S. Treasury and agency securities. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

At December 31, 2004, we held marketable securities with an estimated fair value of $92.9 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2004:

Estimated Principal Amount and Weighted Average Stated Rate by Expected Maturity Value					Fair Value
($’s 000)	2005	2006	2007	Total	($’s 000)

Principal	$63,240	$28,839	-	$92,079	$92,880

Weighted Average Stated Rates	3.79%	4.43%	-	3.99%	-

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

Each of our 2006 Notes and 2009 Notes are convertible notes that bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed. At December 31, 2004, the fair value of the outstanding Convertible notes, estimated based upon dealer quotes, was approximately $86.1 million.