Form 10-K/A
period 2004-12-31
ANADIGICS INC
filed 2005-03-17
CIK 940332

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2005

ANADIGICS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,525	$11,171
Marketable securities	54,130	63,615
Accounts receivable, net of allowance for doubtful accounts of $752 and $988 in 2003 and 2004, respectively	12,074	10,770
Inventories	10,321	14,436
Prepaid expenses and other current assets	3,243	3,073

Total current assets	98,293	103,065

Marketable securities	48,975	29,265
Plant and equipment
Equipment and furniture	130,815	132,864
Leasehold improvements	38,437	38,774
Projects in process	1,609	1,341
	170,861	172,979
Less accumulated depreciation and amortization	115,619	129,941
	55,242	43,038
Goodwill and other intangibles, less accumulated amortization of $64 and $258 in 2003 and 2004, respectively	1,788	6,297
Other assets	3,600	4,230

	$207,898	$185,895
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$9,497	$8,021
Accrued liabilities	5,618	4,783
Accrued restructuring costs	1,994	726
Current maturities of capital lease obligations	84	18

Total current liabilities	17,193	13,548

Long-term debt	66,700	84,700
Other long-term liabilities	2,959	3,032

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000,000 shares authorized at December 31, 2003 and 2004, and 31,225,888 and 33,072,438 issued and outstanding at December 31, 2003 and 2004, respectively	312	331
Additional paid-in capital	335,477	343,594
Deferred compensation	-	(861)
Accumulated deficit	(214,881)	(257,963)
Accumulated other comprehensive income	138	(486)

Total stockholders’ equity	121,046	84,615
	$207,898	$185,895

See accompanying notes.

ANADIGICS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004

Net sales	$82,564	$75,212	$91,350
Cost of sales	75,302	71,927	77,355

Gross profit	7,262	3,285	13,995
Research and development expenses	29,742	32,075	33,306
Selling and administrative expenses	21,400	19,420	22,511
Restructuring and other charges	5,001	925	-
Asset impairment charges	8,641	-	-
Goodwill impairment charges	8,043	-	-
Purchased in-process R&D	-	1,863	-
	72,827	54,283	55,817

Operating loss	(65,565)	(50,998)	(41,822)

Interest income	6,309	3,344	2,203
Interest expense	(5,119)	(3,761)	(4,085)
Impairment of investments	(390)	-	-
Gain on repurchase of Convertible notes	12,581	-	327
Other income	1	276	295

Loss before income taxes	(52,183)	(51,139)	(43,082)
Benefit from income taxes	(4,307)	(382)	-

Loss before cumulative effect of accounting change	(47,876)	(50,757)	(43,082)
Cumulative effect of accounting change	(8,010)	-	-

Net loss	$(55,886)	$(50,757)	$(43,082)

Net loss per share
Basic and diluted
Loss before cumulative effect of accounting change	$(1.57)	$(1.65)	$(1.33)
Net loss	$(1.83)	$(1.65)	$(1.33)

Weighted average common and dilutive securities outstanding	30,587,032	30,716,749	32,412,922

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2002	2003	2004
Net loss	$(55,886)	$(50,757)	$(43,082)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	116	(666)	(617)
Foreign currency translation adjustment	(10)	46	12

Reclassification adjustment:
Net realized (gain) loss previously included in other comprehensive income	(71)	15	(19)
Comprehensive loss	$(55,851)	$(51,362)	$(43,706)

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(SHARES AND DOLLARS IN THOUSANDS)
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2001	30,569	$306	$333,860	-	$(108,328)	$708	$226,636
Stock options exercised	17	-	108				108
Shares issued under employee stock purchase plan	88	1	194				195
Unrealized gains on marketable securities						116	116
Foreign currency translation adjustment						(10)	(10)
Net realized gain, previously included in other comprehensive income						(71)	(71)
Net loss					(55,886)		(55,886)

Balance, December 31, 2002	30,674	307	334,162	-	(164,124)	743	171,088
Stock options exercised	23	-	67				67
Shares issued under employee stock purchase plan	529	5	1,222				1,227
Unrealized loss on marketable securities						(666)	(666)
Foreign currency translation adjustment						46	46
Net realized loss, previously included in other comprehensive income						15	15
Stock-based compensation			26				26
Net loss					(50,757)		(50,757)

Balance, December 31, 2003	31,226	312	335,477	-	(214,881)	138	121,046
Stock options exercised	536	5	1,355				1,360
Shares issued under employee stock purchase plan	182	2	561				563
Shares issued as contingent acquisition consideration	747	8	4,640				4,648
Restricted stock grant	403	4	1,613	$(1,617)			-
Restricted stock forfeitures	(22)	-	(87)	87			-
Amortization of restricted stock				669			669
Unrealized loss on marketable securities						(617)	(617)
Foreign currency translation adjustment						12	12
Net realized gain, previously included in other comprehensive income						(19)	(19)
Stock-based compensation			35				35
Net loss					(43,082)		(43,082)

Balance, December 31, 2004	33,072	$331	$343,594	$(861)	$(257,963)	$(486)	$84,615

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)
	YEAR ENDED DECEMBER 31,
	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,886)	$(50,757)	$(43,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	8,010	-	-
Gain on repurchase of Convertible notes	(12,581)	-	(327)
Depreciation	19,828	18,481	15,282
Amortization	2,197	1,173	1,483
Stock based compensation	-	26	704
Amortization of premium on marketable securities	2,256	2,432	2,090
Impairments of long-lived assets and investments	17,074	-	-
Purchased in-process R&D	-	1,863	-
Loss on sale of equipment	-	20	15
Changes in operating assets and liabilities:
Accounts receivable	1,184	(2,906)	1,304
Inventory	1,384	2,957	(4,115)
Prepaid expenses and other assets	1,070	1,234	361
Accounts payable	(1,681)	1,730	(1,476)
Accrued and other liabilities	(386)	146	(1,892)
Net cash used in operating activities	(17,531)	(23,601)	(29,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(4,945)	(4,178)	(3,427)
Purchases of marketable securities	(104,619)	(97,605)	(51,128)
Proceeds from sales of marketable securities	108,197	122,577	58,627
Business acquisitions	-	(4,217)	(55)
Proceeds from sale of equipment	2	-	130
Net cash (used in) provided by investing activities	(1,365)	16,577	4,147

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases	(94)	(88)	(66)
Repayments of long-term debt	(244)	-	-
Proceeds from issuance of long-term debt net of offering costs	-	-	35,695
Repurchase of Convertible notes	(19,828)	-	(19,400)
Issuances of common stock, net of related expenses	303	1,294	1,923
Net cash (used in) provided by financing activities	(19,863)	1,206	18,152

Net decrease in cash and cash equivalents	(38,759)	(5,818)	(7,354)
Cash and cash equivalents at beginning of period	63,102	24,343	18,525

Cash and cash equivalents at end of period	$24,343	$18,525	$11,171

Supplemental disclosures of cash flow information:
Interest paid	$4,549	$3,335	$3,193
Taxes paid	200	-	117

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF")/microwave integrated circuit solutions for the communications industry. The Company’s products are used to send and receive signals in a variety of broadband and wireless communications applications. In the broadband markets, the focus is on applications for cable subscriber products, cable infrastructure systems, wireless local area networks ("WLAN"), and fiber optic communications systems. In the wireless market, the Company’s efforts are focused on applications for cellular and personal communication systems ("PCS") handsets.

The Company designs, develops and manufactures radio frequency integrated circuit solutions primarily using gallium arsenide ("GaAs") semiconductor material with either Metal Semiconductor Field Effect Transistor (MESFET), Pseudomorphic High Electron Mobility Transistor (PHEMT) or Heterojunction Bipolar Transistor (HBT) process technology. The Company manufactures its integrated circuits in its six-inch analog GaAs wafer fabrication facility. GaAs offers certain advantages in RF/microwave applications including the integration of numerous RF/microwave functions, which cannot be easily integrated in silicon-based circuits. The Company’s high frequency integrated circuits enable manufacturers of communications equipment to enhance overall system performance and reduce manufacturing cost and time to market.

The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: recoverability of inventories, useful lives and amortization periods and recoverability of long-lived assets.

CONCENTRATION OF CREDIT RISK

The Company grants trade credit to its customers, who are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Sales and accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from these individual customers.

Net sales to individual customers who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2002		2003		2004
	$	%	$	%	$	%
Customer (application)
Motorola (Broadband)	$18,666	23%	$10,422	14%	$9,184	10%
Kyocera (Wireless)	29,231	35%	21,263	28%	9,751	11%
Scientific Atlanta (Broadband)	<10%	<10%	<10%	<10%	9,218	10%
LG Electronics (Wireless)	<10%	<10%	10,346	14%	13,628	15%

Accounts receivable at December 31, 2003 and 2004 from the greater than 10% customers accounted for 49% and 51% of total accounts receivable, respectively.

REVENUE RECOGNITION

Production revenue is recorded when products are shipped to customers pursuant to a purchase order. The Company charges customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Cancellation revenue is recognized when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with the Company’s inventory obsolescence policy. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers' failure to make payments.

WARRANTY COSTS

The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the consolidated balance sheets.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost. Depreciation of plant, furniture and equipment has been provided on the straight-line method over 3-5 years. Leasehold improvements are amortized and included in depreciation over the useful life of the leasehold or the life of the lease, whichever is shorter.

The cost of equipment acquired under capital leases was $10,633 and $10,545 at December 31, 2003 and 2004, respectively, and accumulated amortization was $10,484 and $10,519 at December 31, 2003 and 2004, respectively. Equipment acquired under a capital lease is amortized and included in depreciation over the useful life of the leased equipment or the life of the lease, whichever is shorter.

GOODWILL AND OTHER INTANGIBLES

Goodwill, process technology, customer list and a covenant-not-to-compete were recorded as part of the Company's acquisitions. Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. FAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase measures the impairment. Process technology, the customer list and the covenant continued to be amortized using the straight-line method over three to four year lives. The carrying amount of the Company’s intangibles are reviewed on a regular basis for any signs of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk.

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

CASH EQUIVALENTS

The Company considers all highly liquid marketable securities with an original stated maturity of three months or less as cash equivalents.

MARKETABLE SECURITIES

Available for sale securities are stated at fair value, as determined by quoted market prices, with unrealized gains and losses reported in other accumulated comprehensive income or loss. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income. See Note 8 for a summary of available-for-sale securities.

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

STOCK BASED COMPENSATION
   As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option and other stock based compensation plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company’s employee stock options equals the fair market value of the underlying common stock on the date of grant. Compensation expense attributable to restricted stock awards is based on the fair value of such shares at the date of issuance and is amortized over the vesting period.

The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS No. 123:

	2002	2003	2004
Net loss, as reported	$(55,886)	$(50,757)	$(43,082)
Stock based compensation included in reported net loss	-	26	704
Stock based compensation expense under fair value reporting	(10,863)	(7,905)	(9,978)
Pro forma net loss	$(66,749)	$(58,636)	$(52,356)

Basic and diluted loss per share
Net loss, as reported	$(1.83)	$(1.65)	$(1.33)
Pro forma net loss	$(2.18)	$(1.91)	$(1.62)

On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772,289 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2,654 amortized immediately. Had the accelerated-vest program not occurred, the related-cost in the years ended December 31, 2005, 2006 and 2007 would have included $1,846, $751 and $57, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these "out-of-the-money" options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005.

EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company.  Any dilution arising from the Company's outstanding stock options or share potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2004, the fair value of the Company's outstanding Convertible senior notes, estimated based upon dealer quotes, was approximately $86,062.

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

2. BUSINESS ACQUISITIONS

    On March 31, 2003, the Company acquired certain assets and liabilities of the WLAN power amplifier business of RF Solutions ("RFS"). The RFS acquisition was a strategic initiative that allows the Company to participate in the emerging and fast-growing WLAN market with a depth of experienced design personnel and cutting-edge products. The Company paid cash purchase consideration on March 31, 2003 of $2,800 and pursuant to the terms of the acquisition agreement, issued 747,280 shares effective March 31, 2004, valued at $4,648 after RFS achieved certain revenue milestones. In addition, the Company incurred $217 in acquisition-related costs.

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

    The acquisition costs of $8,920 was allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

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

    The following table reflects the changes in goodwill for the year ended December 31, 2004:

Balance at December 31, 2003	$1,227
Additions, primarily related to RFS share issuance	4,703
Balance at December 31, 2004	$5,930

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

	Year Ended December 31
	2002	2003
Pro-forma revenue	$83,020	$75,751
Pro-forma net loss before cumulative effect of accounting change	(57,034)	(51,947)
Pro-forma net loss	(65,044)	(51,947)

Basic and diluted net loss per share
Pro-forma net loss before cumulative effect of accounting change	$(1.86)	$(1.69)
Pro-forma net loss	(2.13)	(1.69)

    These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

3.  INTANGIBLES, GOODWILL, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND ACQUISITION INTANGIBLES' IMPAIRMENT CHARGES

As of December 31, 2003 and 2004, the Company's intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2003	2004	2003	2004
Goodwill	$1,227	$5,930	$-	$-
Process Technology	210	210	35	91
Covenant not to compete	175	175	12	70
Customer list	240	240	17	97
	$1,852	$6,555	$64	$258

Annual amortization expense related to intangible assets is calculated over their estimated useful lives of three to four years and was $64 and $194 in the years ended December 31, 2003 and 2004, respectively. In the year ended December 31, 2002, intangible asset amortization expense was $1,080 which was recorded prior to the impairment write-off of the intangibles in the fourth quarter of 2002, as discussed below.

Future annual amortization expense related to intangible assets is expected to be as follows:

	2005	2006	2007
Amortization expense	$194	$162	$11

   Effective January 1, 2002, the Company adopted the provisions of FAS 142 and under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator. The annual amortization of Telcom’s goodwill, which would have approximated $2,567 was no longer required in 2002. Other intangible assets continued to be amortized over their useful lives. As a result of completing the initial required impairment test, the Company recorded a charge for the cumulative effect of the accounting change in the amount of $8,010 ($0.26 per share) representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value as of January 1, 2002.

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

Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Lease Related	Workforce Reductions	Total
Year ended December 31, 2002
Beginning balance	$1,189	$709	$1,898
Restructuring and other expenses	3,374	1,628	5,002
Deductions	(1,759)	(2,185)	(3,944)
December 31, 2002 restructuring balance	2,804	152	2,956
Year ended December 31, 2003
Restructuring and other expenses	300	625	925
Deductions	(1,124)	(763)	(1,887)
December 31, 2003 restructuring balance	1,980	14	1,994
Deductions	(1,254)	(14)	(1,268)
December 31, 2004 restructuring balance	$726	$-	$726

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

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2002	2003	2004
Wireless	$44,689	$41,538	$45,379
Broadband	37,875	33,674	45,971
Total	$82,564	$75,212	$91,350

The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the three geographic regions are as follows:

	Year Ended December 31,
	2002	2003	2004
Asia	$31,897	$31,014	$48,939
USA and Canada	44,193	38,024	35,982
Other	6,474	6,174	6,429
Total	$82,564	$75,212	$91,350

6. LONG-TERM DEBT

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

On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. The outstanding 2006 Notes are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The 2006 Notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually in arrears on May 15 and November 15 of each year.

ANADIGICS, Inc. has the option to redeem all or a portion of the 2006 Notes at a redemption price of 102% of the principal amount during the period from November 15, 2004 through November 14, 2005 and at a redemption price of 101% of the principal amount during the period from November 15, 2005 to November 14, 2006. In the event of a change in control, as defined, 2006 Note-holders may require the Company to repurchase the notes at 100% of the principal amount. In the event of a change in control, the Company, in certain circumstances, may elect to repay the 2006 Notes in common stock valued at 95% of the average of the closing prices of the Company's common stock for the five days immediately preceding and including the third trading day prior to the repurchase.

As of December 31, 2004, $46,700 aggregate principal amount of the 2006 Notes remain outstanding. During the third quarter of 2002, the Company repurchased and retired $33,300 aggregate principal amount of the 2006 Notes for $20,365 in cash, inclusive of accrued interest of $537. The Company recognized a gain of $12,581 on the repurchase after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase after adjusting for the write-off of a proportionate share of unamortized offering costs.

Unamortized debt issuance costs of $1,221 and $2,744 at December 31, 2003 and 2004, respectively, consisting principally of underwriters' fees, were included in other assets and are being amortized over the life of the notes.

7. COMMITMENTS AND CONTINGENCIES

The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire in 2005. Rent expense, net of sublease income was $3,560, $3,225 and $3,063 in 2002, 2003 and 2004, respectively. Sublease income was $406, $789 and $780 in 2002, 2003 and 2004, respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

YEAR	Capital Leases	Operating Leases
2005	$18	$2,641
2006		1,693
2007		1,699
2008		1,704
2009		1,776
Thereafter		14,115

Total minimum lease payments	18	23,628
Less: contractually-required sublease income	-	(268)
	$18	$23,360

The lessor on the lease for the Company’s headquarters building in Warren, New Jersey, changed during 2003 as a result of the settlement of a bankruptcy proceeding involving the prior lessor. The lease agreement is unchanged as a result of the transfer of ownership.

In addition to the above, at December 31, 2004, the Company had unconditional purchase obligations of approximately $2,445.

8. MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
US Treasury & Agency Securities	$9,966	$(16)	$9,950
US Corporate Securities	93,014	141	93,155
Total at December 31, 2003	$102,980	$125	$103,105

US Treasury & Agency Securities	$11,908	$(81)	$11,827
US Corporate Securities	81,483	(430)	81,053
Total at December 31, 2003	$93,391	$(511)	$92,880

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available-for-Sale Securities
	Cost	Estimated Fair Value
Due in one year or less	$63,827	$63,615
Due after one year through two years	29,564	29,265

Total	$93,391	$92,880

9. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:
	December 31,
	2003	2004
Raw materials	$3,302	$3,510
Work in progress	7,200	9,026
Finished goods	4,564	5,974
	15,066	18,510
Reserves	(4,745)	(4,074)
Total	$10,321	$14,436

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2003	2004
Accrued compensation	$3,732	$2,005
Warranty reserve	100	159
Other	1,786	2,619
	$5,618	$4,783

Warranty reserve movements in the years ended December 31, 2003 and 2004 for returns were $278 and $331, respectively. The periodic charges for estimated warranty costs were $10 and $390 in the years ended December 31, 2003 and 2004.

11. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2002	2003	2004
Current benefit:
Federal	$(4,307)	$(382)	$-
State and foreign	-	-	-
Deferred provision:
Federal	-	-	-
State and foreign	-	-	-
Total	$(4,307)	$(382)	$-

In December 2002, the Company received a $4,307 refund pursuant to a carryback claim under the Job Creation and Workers Assistance Tax Act of 2002. The refund represents taxes paid in 1996 and 1997. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management began recording a full valuation allowance in 2001. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

Significant components of the Company’s net deferred taxes as of December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
Deferred tax balances
Accurals/reserves	$3,790	$3,642
Net operating loss carryforwards	77,260	94,285
General business and research and development credits	4,634	5,073
Deferred rent expense	1,091	1,160
Difference in basis of plant and equipment	2,295	2,689
Other	(71)	-
Valuation reserve	(88,999)	(106,849)
Net deferred tax assets	-	-

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $260,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2018, and the state carryforwards will begin to expire in 2005. At December 31, 2004, approximately $24,860 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefit, when realized, will be credited to additional paid-in capital.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:
	Year Ended December 31,
	2002		2003		2004
Tax at US statutory rate	$(18,264)	(35.0)%	$(17,899)	(35.0)%	$(15,079)	(35.0)%
State and foreign tax (benefit), net of federal tax effect	(1,696)	(3.2)	(1,662)	(3.2)	(1,400)	(3.2)
Research and experimentation tax credits	(337)	(0.6)	-	-	(516)	(1.2)
Valuation allowance, net of carryback	11,232	21.5	20,098	39.3	17,850	41.4
Intangibles amortization and other	4,758	9.1	(919)	(1.8)	(855)	(2.0)
Benefit from income taxes	$(4,307)	(8.2)%	$(382)	(0.7)%	$-	0.0%

12. STOCKHOLDERS' EQUITY

On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement (the "Agreement"). Pursuant to the Agreement, as amended on November 30, 2000, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

13. EMPLOYEE BENEFIT PLANS
   In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 1,693,750 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of ESP Plan, shares purchased and their applicable per share prices were 88,493 ($2.21), 528,894 ($2.32), 181,685 ($3.11), for the years ended December 31, 2002, 2003 and 2004, respectively.

Employees and outside directors have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 489,130, 4,912,500 and 5,100,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

On July 23, 2004, the Company granted 403,204 restricted shares under the 1995 and 1997 Long-Term Incentive Share Award plans ("Plans"). On the date of the grant, the market price of the shares was $4.01. The value of the grant has been recorded as deferred compensation, a component of Stockholders’ Equity and is being amortized over the required one-year vest period. At December 31, 2004, 21,622 restricted shares have been forfeited under the conditions of the Plans. During the first quarter of 2005, the Company has granted an additional 1,028,716 restricted shares under the Plans at an average market price of $2.78 and carrying vesting periods of one or three years.

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

On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,673,931 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 551,564 stock options, under this one for three-exchange program, for the cancelled options. The new options have an exercise price equal to $7.27, which represents the fair market value at the date of grant.

     A summary of the Company’s stock option activity, and related information for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002		2003		2004
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,283,632	$17.52	7,132,034	$10.80	5,904,937	$7.30
Granted	2,248,353	3.90	856,366	3.44	1,943,713	7.16
Exercised	(16,773)	6.44	(22,961)	2.93	(536,633)	2.53
Forfeited	(545,021)	21.17	(386,571)	10.78	(520,311)	9.31
Cancelled	(838,157)	36.90	(1,673,931)	19.49	-	-

Outstanding at end of year	7,132,034	10.80	5,904,937	7.30	6,791,706	7.47

Exercisable at end of year	3,903,164	13.69	4,185,488	8.65	6,172,285	7.94

Stock options outstanding at December 31, 2004 are summarized as follows:

Range of exercise prices	Outstanding Options at Dec. 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at Dec. 31, 2004	Weighted average exercise price
$1.98 - $2.53	1,412,550	8.00	$2.49	1,058,948	$2.50
$2.79 - $5.33	1,816,777	5.13	$4.21	1,566,058	$4.39
$5.63 - $7.65	1,892,492	8.88	$7.18	1,877,392	$7.19
$7.66 - $13.59	897,338	4.78	$11.95	897,338	$11.95
$13.60 - $53.48	772,549	5.10	$19.77	772,549	$19.77

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method prescribed by FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted average assumptions for stock option grants for 2002, 2003 and 2004, respectively: risk-free interest rate of 2.0%, 1.8% and 2.2%; expected volatility of 1.08, 1.10 and 1.01; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during 2002, 2003 and 2004 was $2.40, $2.24 and $4.17, respectively.

ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Plan was amended in 2001 and the Company now matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $696, $628 and $730 for the years ended December 31, 2002, 2003 and 2004, respectively, relating to plan contributions.

14. EARNINGS PER SHARE

  The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

	Year ended December 31,
	2002	2003	2004
Weighted average common shares outstanding used to calculate basic earnings per share	30,587,032	30,716,749	32,412,922
Net effect of dilutive securities - based on treasury stock method using average market price	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted earnings per share	30,587,032	30,716,749	32,412,922

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

15. OTHER ACCUMULATED COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (loss) on available-for-sale securities	Total
Balance at December 31, 2002	$(33)	$776	$743
Unrealized gain on available-for-sale securities	-	(666)	(666)
Foreign currency translation adjustment	46	-	46
Net loss recognized in other comprehensive income	-	15	15
Balance at December 31, 2003	13	125	138
Unrealized gain on available-for-sale securities	-	(617)	(617)
Foreign currency translation adjustment	12	-	12
Net gain recognized in other comprehensive income	-	(19)	(19)
Balance at December 31, 2004	$25	$(511)	$(486)

The earnings associated with the Company’s investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

16. LEGAL PROCEEDINGS

ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	2003				2004
	Mar 29	June 28	Sept. 28	Dec. 31	April 3	July 3	Oct. 2	Dec. 31
Net sales	$16,087	$18,037	$17,750	$23,338	$21,195	$22,687	$25,053	$22,415
Cost of sales	16,079	17,250	17,538	21,060	19,175	19,207	19,811	19,162
Gross profit	8	787	212	2,278	2,020	3,480	5,242	3,253
Research and development	7,157	8,280	8,029	8,609	8,902	8,866	7,884	7,654
Selling and administrative expense	4,518	4,521	4,795	5,586	5,790	6,099	5,482	5,140
Restructuring and other charges	625	-	-	300	-	-	-	-
Purchased in-process R&D	-	1,690	-	173	-	-	-	-
Operating loss	(12,292)	(13,704)	(12,612)	(12,390)	(12,672)	(11,485)	(8,124)	(9,541)
Interest income	1,013	875	741	715	659	551	469	524
Interest expense	(941)	(940)	(940)	(940)	(940)	(940)	(955)	(1,250)
Gain on notes repurchase	-	-	-	-	-	-	327	-
Other (expense) income	(21)	(2)	183	116	201	143	(36)	(13)
Loss before income taxes	(12,241)	(13,771)	(12,628)	(12,499)	(12,752)	(11,731)	(8,319)	(10,280)
Benefit from income taxes	-	-	-	(382)	-	-	-	-
Net loss	$(12,241)	$(13,771)	$12,628)	$12,117)	$(12,752)	$(11,731)	$(8,319)	$(10,280)
Basic and diluted loss per share	$(0.40)	$(0.45)	$(0.41)	$(0.39)	$(0.40)	$(0.36)	$(0.25)	$(0.31)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

    Our management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

    There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Controls

    Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited management’s assessment, included in Item 9A, Management's Report on Internal Control Over Financial Reporting, that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2005
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Company has adopted a Code of Conduct and Business Ethics that applies to directors, officers and employees, including the President and Chief Executive Officer, and Chief Financial Officer and has posted such code on its website at (www.anadigics.com). Changes to and waivers granted with respect to the Company’s Code of Conduct and Business Ethics for officers and directors that are required to be disclosed pursuant to the applicable rules and regulations will be filed on a current report on Form 8-K and posted on the Company website.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

    Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2003 and 2004
-	Consolidated Statements of Operations - Years ended December 31, 2002, 2003 and 2004

-	Consolidated Statements of Comprehensive Loss - Years ended December 31, 2002, 2003 and 2004

-	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2002, 2003 and 2004

-	Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2003 and 2004

-	Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibit List

2.1
Stock Purchase Agreement dated April 2, 2001, among the Company, Telcom Devices Corp. and the sellers named therein. Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 6, 2001, and incorporated herein by reference.

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
4.2
Indenture, dated as of November 27, 2001, between the Company, as Issuer, and State Street Bank & Trust Company, N.A., as Trustee for the 5% Convertible Senior Notes due November 15, 2006. Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

4.3	Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
4.4	Schedule to Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783), and incorporated herein by reference.
4.5
Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s current report on Form 8-K filed on December 17, 1998, and incorporated herein by reference.

4.6
Amendment No. 1 as of November 20, 2000 to the Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 4, 2000.

4.7
Registration Rights Agreement, dated November 27, 2001, between the Company, as Issuer, and the Purchasers of the 5% Convertible Senior Notes due November 15, 2006. Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

4.8	Form of 5% Convertible Senior Note due November 15, 2006 (included in Exhibit 4.2).
4.9	Post-effective Amendment No. 1 to Form S-3 for 5% Convertible Senior Notes due November 15, 2006. Filed on Form POS AM dated November 6, 2002, and incorporated herein by reference.
4.10
Indenture, dated as September 24, 2004, between the Company, as Issuer and U.S. Bank Trust National Association, as Trustee for the 5% Convertible Senior Notes due October 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2004, and incorporated herein by reference.

4.11
Registration Rights Agreement, dated September 24, 2004, between the Company, as Issuer, and the Purchasers of 5% Convertible Senior Notes due October 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2004, and incorporated herein by reference.

4.12	Form of 5% Convertible Senior Note due October 15, 2009 (included in Exhibit 4.10).
10.1	1994 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
10.2
1995 Long-Term Incentive and Share Award Plan, as amended May 29, 1997 and May 24, 2000. Filed as an exhibit to the Company’s current report on Form S-8 (Registration No. 333-49632), and incorporated herein by reference.

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

10.7
First Amendment, dated as of November 20, 1996, to the Lease agreement between United States Land Resources, L.P. and the Company dated as of April 26, 1996. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.8
Second Amendment, dated as of September 8, 1997, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.9
Third Amendment, dated as of December 20, 2000, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.10
Employment Agreement between the Company and Dr. Bamdad Bastani, dated September 17, 1998. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

10.11
Employment Agreement between the Company and Ronald Rosenzweig, dated June 1, 1999. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

10.12
Amendment No. 1 as of March 15, 2002, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.13
Employment Agreement between the Company and Thomas Shields, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.14
Employment Agreement between the Company and Charles Huang, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.15
Amendment No. 2 as of May 27, 2003, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company’s Annual Report on Form 10-K dated March 15, 2004, and incorporated herein by reference.

10.16
Amendment No. 3 as of August 20, 2004, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 2004, and incorporated herein by reference.

10.17	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.
*21	Subsidiary Listing
*23.1	Consent of Ernst and Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2005.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
Dr. Bami Bastani

/s/ Thomas C. Shields	Senior Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	March 16, 2005
Thomas C. Shields

/s/ Ronald Rosenzweig	Chairman of the Board of Directors	March 16, 2005
Ronald Rosenzweig

/s/ Paul S. Bachow	Director	March 16, 2005
Paul S. Bachow

/s/ Garry McGuire	Director	March 16, 2005
Gary McGuire

/s/ Harry T. Rein	Director	March 16, 2005
Harry T. Rein

/s/ Lewis Solomon	Director	March 16, 2005
Lewis Solomon

/s/ Dennis F. Strigl	Director	March 16, 2005
Dennis F. Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year ended December 31, 2004:
Deducted from asset account:
Allowance for doubtful accounts	$752	$240	$(4)	(1)	$988
Reserve for excess and obsolete inventory	4,745	1,636	(2,307)	(2)	4,074
Reserve for warranty claims	100	390	(331)	(3)	159

Year ended December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$781	$-	$(29)	(1)	$752
Reserve for excess and obsolete inventory	7,134	287	(2,676)	(2)	4,745
Reserve for warranty claims	368	10	(278)	(3)	100

Year ended December 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$715	$297	$(231)	(1)	$781
Reserve for excess and obsolete inventory	8,502	4,188	(5,556)	(2)	7,134
Reserve for warranty claims	960	(259)	(333)	(3)	368

(1)	Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.
(3) Warranty expenses incurred to the reserve for warranty claims.

EXHIBIT 21

Subsidiaries of ANADIGICS, Inc.

Name of Subsidiary	State of Jurisdiction of Incorporation	% Owned

ANADIGICS (U.K.) Limited	United Kingdom	100%
ANADIGICS, Limited	Israel	100%
ANADIGICS Denmark ApS	Denmark	100%
ANADIGICS Acquisition Corp	Delaware	100%
ANADIGICS Holding Corp.	Delaware	100%
Broadband & Wireless Investors, Incorporated	Delaware	100%
Integral Pathway, Inc.	New Jersey	100%
Telcom Devices Corp.	California	100%

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89928) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and  Employee Stock Purchase Plan, in the Registration Statements (Form S-8 No. 33-32533 and Form S-8 No. 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees and in the Registration Statements (Form S-3 No. 333-75040, Form S-3 No. 333-110538 and Form S-3 No. 333-120947) of our reports dated March 2, 2005, with respect to the consolidated financial statements and schedule of ANADIGICS, Inc. and ANADIGICS, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

MetroPark, New Jersey

March 11, 2005

Exhibit 31.1
CERTIFICATION

I, Bami Bastani, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ANADIGICS, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    :    March 16, 2005

By:	/s/ Bami Bastani
Bami Bastani
President and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION
I, Thomas Shields, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ANADIGICS, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    :    March 16, 2005

By:	/s/ Thomas C. Shields
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2005
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

Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2005
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2005

ANADIGICS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,525	$11,171
Marketable securities	54,130	63,615
Accounts receivable, net of allowance for doubtful accounts of $752 and $988 in 2003 and 2004, respectively	12,074	10,770
Inventories	10,321	14,436
Prepaid expenses and other current assets	3,243	3,073

Total current assets	98,293	103,065

Marketable securities	48,975	29,265
Plant and equipment
Equipment and furniture	130,815	132,864
Leasehold improvements	38,437	38,774
Projects in process	1,609	1,341
	170,861	172,979
Less accumulated depreciation and amortization	115,619	129,941
	55,242	43,038
Goodwill and other intangibles, less accumulated amortization of $64 and $258 in 2003 and 2004, respectively	1,788	6,297
Other assets	3,600	4,230

	$207,898	$185,895
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$9,497	$8,021
Accrued liabilities	5,618	4,783
Accrued restructuring costs	1,994	726
Current maturities of capital lease obligations	84	18

Total current liabilities	17,193	13,548

Long-term debt	66,700	84,700
Other long-term liabilities	2,959	3,032

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000,000 shares authorized at December 31, 2003 and 2004, and 31,225,888 and 33,072,438 issued and outstanding at December 31, 2003 and 2004, respectively	312	331
Additional paid-in capital	335,477	343,594
Deferred compensation	-	(861)
Accumulated deficit	(214,881)	(257,963)
Accumulated other comprehensive income	138	(486)

Total stockholders’ equity	121,046	84,615
	$207,898	$185,895

See accompanying notes.

ANADIGICS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004

Net sales	$82,564	$75,212	$91,350
Cost of sales	75,302	71,927	77,355

Gross profit	7,262	3,285	13,995
Research and development expenses	29,742	32,075	33,306
Selling and administrative expenses	21,400	19,420	22,511
Restructuring and other charges	5,001	925	-
Asset impairment charges	8,641	-	-
Goodwill impairment charges	8,043	-	-
Purchased in-process R&D	-	1,863	-
	72,827	54,283	55,817

Operating loss	(65,565)	(50,998)	(41,822)

Interest income	6,309	3,344	2,203
Interest expense	(5,119)	(3,761)	(4,085)
Impairment of investments	(390)	-	-
Gain on repurchase of Convertible notes	12,581	-	327
Other income	1	276	295

Loss before income taxes	(52,183)	(51,139)	(43,082)
Benefit from income taxes	(4,307)	(382)	-

Loss before cumulative effect of accounting change	(47,876)	(50,757)	(43,082)
Cumulative effect of accounting change	(8,010)	-	-

Net loss	$(55,886)	$(50,757)	$(43,082)

Net loss per share
Basic and diluted
Loss before cumulative effect of accounting change	$(1.57)	$(1.65)	$(1.33)
Net loss	$(1.83)	$(1.65)	$(1.33)

Weighted average common and dilutive securities outstanding	30,587,032	30,716,749	32,412,922

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2002	2003	2004
Net loss	$(55,886)	$(50,757)	$(43,082)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	116	(666)	(617)
Foreign currency translation adjustment	(10)	46	12

Reclassification adjustment:
Net realized (gain) loss previously included in other comprehensive income	(71)	15	(19)
Comprehensive loss	$(55,851)	$(51,362)	$(43,706)

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(SHARES AND DOLLARS IN THOUSANDS)
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2001	30,569	$306	$333,860	-	$(108,328)	$708	$226,636
Stock options exercised	17	-	108				108
Shares issued under employee stock purchase plan	88	1	194				195
Unrealized gains on marketable securities						116	116
Foreign currency translation adjustment						(10)	(10)
Net realized gain, previously included in other comprehensive income						(71)	(71)
Net loss					(55,886)		(55,886)

Balance, December 31, 2002	30,674	307	334,162	-	(164,124)	743	171,088
Stock options exercised	23	-	67				67
Shares issued under employee stock purchase plan	529	5	1,222				1,227
Unrealized loss on marketable securities						(666)	(666)
Foreign currency translation adjustment						46	46
Net realized loss, previously included in other comprehensive income						15	15
Stock-based compensation			26				26
Net loss					(50,757)		(50,757)

Balance, December 31, 2003	31,226	312	335,477	-	(214,881)	138	121,046
Stock options exercised	536	5	1,355				1,360
Shares issued under employee stock purchase plan	182	2	561				563
Shares issued as contingent acquisition consideration	747	8	4,640				4,648
Restricted stock grant	403	4	1,613	$(1,617)			-
Restricted stock forfeitures	(22)	-	(87)	87			-
Amortization of restricted stock				669			669
Unrealized loss on marketable securities						(617)	(617)
Foreign currency translation adjustment						12	12
Net realized gain, previously included in other comprehensive income						(19)	(19)
Stock-based compensation			35				35
Net loss					(43,082)		(43,082)

Balance, December 31, 2004	33,072	$331	$343,594	$(861)	$(257,963)	$(486)	$84,615

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)
	YEAR ENDED DECEMBER 31,
	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,886)	$(50,757)	$(43,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	8,010	-	-
Gain on repurchase of Convertible notes	(12,581)	-	(327)
Depreciation	19,828	18,481	15,282
Amortization	2,197	1,173	1,483
Stock based compensation	-	26	704
Amortization of premium on marketable securities	2,256	2,432	2,090
Impairments of long-lived assets and investments	17,074	-	-
Purchased in-process R&D	-	1,863	-
Loss on sale of equipment	-	20	15
Changes in operating assets and liabilities:
Accounts receivable	1,184	(2,906)	1,304
Inventory	1,384	2,957	(4,115)
Prepaid expenses and other assets	1,070	1,234	361
Accounts payable	(1,681)	1,730	(1,476)
Accrued and other liabilities	(386)	146	(1,892)
Net cash used in operating activities	(17,531)	(23,601)	(29,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(4,945)	(4,178)	(3,427)
Purchases of marketable securities	(104,619)	(97,605)	(51,128)
Proceeds from sales of marketable securities	108,197	122,577	58,627
Business acquisitions	-	(4,217)	(55)
Proceeds from sale of equipment	2	-	130
Net cash (used in) provided by investing activities	(1,365)	16,577	4,147

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases	(94)	(88)	(66)
Repayments of long-term debt	(244)	-	-
Proceeds from issuance of long-term debt net of offering costs	-	-	35,695
Repurchase of Convertible notes	(19,828)	-	(19,400)
Issuances of common stock, net of related expenses	303	1,294	1,923
Net cash (used in) provided by financing activities	(19,863)	1,206	18,152

Net decrease in cash and cash equivalents	(38,759)	(5,818)	(7,354)
Cash and cash equivalents at beginning of period	63,102	24,343	18,525

Cash and cash equivalents at end of period	$24,343	$18,525	$11,171

Supplemental disclosures of cash flow information:
Interest paid	$4,549	$3,335	$3,193
Taxes paid	200	-	117

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ANADIGICS, Inc. (the "Company") is a leading supplier of radio frequency ("RF")/microwave integrated circuit solutions for the communications industry. The Company’s products are used to send and receive signals in a variety of broadband and wireless communications applications. In the broadband markets, the focus is on applications for cable subscriber products, cable infrastructure systems, wireless local area networks ("WLAN"), and fiber optic communications systems. In the wireless market, the Company’s efforts are focused on applications for cellular and personal communication systems ("PCS") handsets.

The Company designs, develops and manufactures radio frequency integrated circuit solutions primarily using gallium arsenide ("GaAs") semiconductor material with either Metal Semiconductor Field Effect Transistor (MESFET), Pseudomorphic High Electron Mobility Transistor (PHEMT) or Heterojunction Bipolar Transistor (HBT) process technology. The Company manufactures its integrated circuits in its six-inch analog GaAs wafer fabrication facility. GaAs offers certain advantages in RF/microwave applications including the integration of numerous RF/microwave functions, which cannot be easily integrated in silicon-based circuits. The Company’s high frequency integrated circuits enable manufacturers of communications equipment to enhance overall system performance and reduce manufacturing cost and time to market.

The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: recoverability of inventories, useful lives and amortization periods and recoverability of long-lived assets.

CONCENTRATION OF CREDIT RISK

The Company grants trade credit to its customers, who are primarily foreign manufacturers of wireless communication devices, cable and broadcast television receivers and fiber optic communication devices. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Sales and accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from these individual customers.

Net sales to individual customers who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2002		2003		2004
	$	%	$	%	$	%
Customer (application)
Motorola (Broadband)	$18,666	23%	$10,422	14%	$9,184	10%
Kyocera (Wireless)	29,231	35%	21,263	28%	9,751	11%
Scientific Atlanta (Broadband)	<10%	<10%	<10%	<10%	9,218	10%
LG Electronics (Wireless)	<10%	<10%	10,346	14%	13,628	15%

Accounts receivable at December 31, 2003 and 2004 from the greater than 10% customers accounted for 49% and 51% of total accounts receivable, respectively.

REVENUE RECOGNITION

Production revenue is recorded when products are shipped to customers pursuant to a purchase order. The Company charges customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Cancellation revenue is recognized when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with the Company’s inventory obsolescence policy. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers' failure to make payments.

WARRANTY COSTS

The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the consolidated balance sheets.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost. Depreciation of plant, furniture and equipment has been provided on the straight-line method over 3-5 years. Leasehold improvements are amortized and included in depreciation over the useful life of the leasehold or the life of the lease, whichever is shorter.

The cost of equipment acquired under capital leases was $10,633 and $10,545 at December 31, 2003 and 2004, respectively, and accumulated amortization was $10,484 and $10,519 at December 31, 2003 and 2004, respectively. Equipment acquired under a capital lease is amortized and included in depreciation over the useful life of the leased equipment or the life of the lease, whichever is shorter.

GOODWILL AND OTHER INTANGIBLES

Goodwill, process technology, customer list and a covenant-not-to-compete were recorded as part of the Company's acquisitions. Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. FAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase measures the impairment. Process technology, the customer list and the covenant continued to be amortized using the straight-line method over three to four year lives. The carrying amount of the Company’s intangibles are reviewed on a regular basis for any signs of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk.

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

CASH EQUIVALENTS

The Company considers all highly liquid marketable securities with an original stated maturity of three months or less as cash equivalents.

MARKETABLE SECURITIES

Available for sale securities are stated at fair value, as determined by quoted market prices, with unrealized gains and losses reported in other accumulated comprehensive income or loss. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income. See Note 8 for a summary of available-for-sale securities.

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

STOCK BASED COMPENSATION
   As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option and other stock based compensation plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company’s employee stock options equals the fair market value of the underlying common stock on the date of grant. Compensation expense attributable to restricted stock awards is based on the fair value of such shares at the date of issuance and is amortized over the vesting period.

The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS No. 123:

	2002	2003	2004
Net loss, as reported	$(55,886)	$(50,757)	$(43,082)
Stock based compensation included in reported net loss	-	26	704
Stock based compensation expense under fair value reporting	(10,863)	(7,905)	(9,978)
Pro forma net loss	$(66,749)	$(58,636)	$(52,356)

Basic and diluted loss per share
Net loss, as reported	$(1.83)	$(1.65)	$(1.33)
Pro forma net loss	$(2.18)	$(1.91)	$(1.62)

On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772,289 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2,654 amortized immediately. Had the accelerated-vest program not occurred, the related-cost in the years ended December 31, 2005, 2006 and 2007 would have included $1,846, $751 and $57, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these "out-of-the-money" options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005.

EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company.  Any dilution arising from the Company's outstanding stock options or share potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2004, the fair value of the Company's outstanding Convertible senior notes, estimated based upon dealer quotes, was approximately $86,062.

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

2. BUSINESS ACQUISITIONS

    On March 31, 2003, the Company acquired certain assets and liabilities of the WLAN power amplifier business of RF Solutions ("RFS"). The RFS acquisition was a strategic initiative that allows the Company to participate in the emerging and fast-growing WLAN market with a depth of experienced design personnel and cutting-edge products. The Company paid cash purchase consideration on March 31, 2003 of $2,800 and pursuant to the terms of the acquisition agreement, issued 747,280 shares effective March 31, 2004, valued at $4,648 after RFS achieved certain revenue milestones. In addition, the Company incurred $217 in acquisition-related costs.

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

    The acquisition costs of $8,920 was allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

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

    The following table reflects the changes in goodwill for the year ended December 31, 2004:

Balance at December 31, 2003	$1,227
Additions, primarily related to RFS share issuance	4,703
Balance at December 31, 2004	$5,930

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

	Year Ended December 31
	2002	2003
Pro-forma revenue	$83,020	$75,751
Pro-forma net loss before cumulative effect of accounting change	(57,034)	(51,947)
Pro-forma net loss	(65,044)	(51,947)

Basic and diluted net loss per share
Pro-forma net loss before cumulative effect of accounting change	$(1.86)	$(1.69)
Pro-forma net loss	(2.13)	(1.69)

    These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

3.  INTANGIBLES, GOODWILL, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND ACQUISITION INTANGIBLES' IMPAIRMENT CHARGES

As of December 31, 2003 and 2004, the Company's intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2003	2004	2003	2004
Goodwill	$1,227	$5,930	$-	$-
Process Technology	210	210	35	91
Covenant not to compete	175	175	12	70
Customer list	240	240	17	97
	$1,852	$6,555	$64	$258

Annual amortization expense related to intangible assets is calculated over their estimated useful lives of three to four years and was $64 and $194 in the years ended December 31, 2003 and 2004, respectively. In the year ended December 31, 2002, intangible asset amortization expense was $1,080 which was recorded prior to the impairment write-off of the intangibles in the fourth quarter of 2002, as discussed below.

Future annual amortization expense related to intangible assets is expected to be as follows:

	2005	2006	2007
Amortization expense	$194	$162	$11

   Effective January 1, 2002, the Company adopted the provisions of FAS 142 and under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator. The annual amortization of Telcom’s goodwill, which would have approximated $2,567 was no longer required in 2002. Other intangible assets continued to be amortized over their useful lives. As a result of completing the initial required impairment test, the Company recorded a charge for the cumulative effect of the accounting change in the amount of $8,010 ($0.26 per share) representing the excess of the carrying value of a reporting unit (Telcom) as compared to its estimated fair value as of January 1, 2002.

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

Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Lease Related	Workforce Reductions	Total
Year ended December 31, 2002
Beginning balance	$1,189	$709	$1,898
Restructuring and other expenses	3,374	1,628	5,002
Deductions	(1,759)	(2,185)	(3,944)
December 31, 2002 restructuring balance	2,804	152	2,956
Year ended December 31, 2003
Restructuring and other expenses	300	625	925
Deductions	(1,124)	(763)	(1,887)
December 31, 2003 restructuring balance	1,980	14	1,994
Deductions	(1,254)	(14)	(1,268)
December 31, 2004 restructuring balance	$726	$-	$726

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

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2002	2003	2004
Wireless	$44,689	$41,538	$45,379
Broadband	37,875	33,674	45,971
Total	$82,564	$75,212	$91,350

The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the three geographic regions are as follows:

	Year Ended December 31,
	2002	2003	2004
Asia	$31,897	$31,014	$48,939
USA and Canada	44,193	38,024	35,982
Other	6,474	6,174	6,429
Total	$82,564	$75,212	$91,350

6. LONG-TERM DEBT

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

On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. The outstanding 2006 Notes are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The 2006 Notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually in arrears on May 15 and November 15 of each year.

ANADIGICS, Inc. has the option to redeem all or a portion of the 2006 Notes at a redemption price of 102% of the principal amount during the period from November 15, 2004 through November 14, 2005 and at a redemption price of 101% of the principal amount during the period from November 15, 2005 to November 14, 2006. In the event of a change in control, as defined, 2006 Note-holders may require the Company to repurchase the notes at 100% of the principal amount. In the event of a change in control, the Company, in certain circumstances, may elect to repay the 2006 Notes in common stock valued at 95% of the average of the closing prices of the Company's common stock for the five days immediately preceding and including the third trading day prior to the repurchase.

As of December 31, 2004, $46,700 aggregate principal amount of the 2006 Notes remain outstanding. During the third quarter of 2002, the Company repurchased and retired $33,300 aggregate principal amount of the 2006 Notes for $20,365 in cash, inclusive of accrued interest of $537. The Company recognized a gain of $12,581 on the repurchase after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase after adjusting for the write-off of a proportionate share of unamortized offering costs.

Unamortized debt issuance costs of $1,221 and $2,744 at December 31, 2003 and 2004, respectively, consisting principally of underwriters' fees, were included in other assets and are being amortized over the life of the notes.

7. COMMITMENTS AND CONTINGENCIES

The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire in 2005. Rent expense, net of sublease income was $3,560, $3,225 and $3,063 in 2002, 2003 and 2004, respectively. Sublease income was $406, $789 and $780 in 2002, 2003 and 2004, respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

YEAR	Capital Leases	Operating Leases
2005	$18	$2,641
2006		1,693
2007		1,699
2008		1,704
2009		1,776
Thereafter		14,115

Total minimum lease payments	18	23,628
Less: contractually-required sublease income	-	(268)
	$18	$23,360

The lessor on the lease for the Company’s headquarters building in Warren, New Jersey, changed during 2003 as a result of the settlement of a bankruptcy proceeding involving the prior lessor. The lease agreement is unchanged as a result of the transfer of ownership.

In addition to the above, at December 31, 2004, the Company had unconditional purchase obligations of approximately $2,445.

8. MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
US Treasury & Agency Securities	$9,966	$(16)	$9,950
US Corporate Securities	93,014	141	93,155
Total at December 31, 2003	$102,980	$125	$103,105

US Treasury & Agency Securities	$11,908	$(81)	$11,827
US Corporate Securities	81,483	(430)	81,053
Total at December 31, 2003	$93,391	$(511)	$92,880

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available-for-Sale Securities
	Cost	Estimated Fair Value
Due in one year or less	$63,827	$63,615
Due after one year through two years	29,564	29,265

Total	$93,391	$92,880

9. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:
	December 31,
	2003	2004
Raw materials	$3,302	$3,510
Work in progress	7,200	9,026
Finished goods	4,564	5,974
	15,066	18,510
Reserves	(4,745)	(4,074)
Total	$10,321	$14,436

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2003	2004
Accrued compensation	$3,732	$2,005
Warranty reserve	100	159
Other	1,786	2,619
	$5,618	$4,783

Warranty reserve movements in the years ended December 31, 2003 and 2004 for returns were $278 and $331, respectively. The periodic charges for estimated warranty costs were $10 and $390 in the years ended December 31, 2003 and 2004.

11. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2002	2003	2004
Current benefit:
Federal	$(4,307)	$(382)	$-
State and foreign	-	-	-
Deferred provision:
Federal	-	-	-
State and foreign	-	-	-
Total	$(4,307)	$(382)	$-

In December 2002, the Company received a $4,307 refund pursuant to a carryback claim under the Job Creation and Workers Assistance Tax Act of 2002. The refund represents taxes paid in 1996 and 1997. Deferred tax assets require a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets may not be realized. Whereas realization of the deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax attributes, management began recording a full valuation allowance in 2001. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry-forward period are changed.

Significant components of the Company’s net deferred taxes as of December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
Deferred tax balances
Accurals/reserves	$3,790	$3,642
Net operating loss carryforwards	77,260	94,285
General business and research and development credits	4,634	5,073
Deferred rent expense	1,091	1,160
Difference in basis of plant and equipment	2,295	2,689
Other	(71)	-
Valuation reserve	(88,999)	(106,849)
Net deferred tax assets	-	-

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $260,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2018, and the state carryforwards will begin to expire in 2005. At December 31, 2004, approximately $24,860 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefit, when realized, will be credited to additional paid-in capital.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:
	Year Ended December 31,
	2002		2003		2004
Tax at US statutory rate	$(18,264)	(35.0)%	$(17,899)	(35.0)%	$(15,079)	(35.0)%
State and foreign tax (benefit), net of federal tax effect	(1,696)	(3.2)	(1,662)	(3.2)	(1,400)	(3.2)
Research and experimentation tax credits	(337)	(0.6)	-	-	(516)	(1.2)
Valuation allowance, net of carryback	11,232	21.5	20,098	39.3	17,850	41.4
Intangibles amortization and other	4,758	9.1	(919)	(1.8)	(855)	(2.0)
Benefit from income taxes	$(4,307)	(8.2)%	$(382)	(0.7)%	$-	0.0%

12. STOCKHOLDERS' EQUITY

On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement (the "Agreement"). Pursuant to the Agreement, as amended on November 30, 2000, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

13. EMPLOYEE BENEFIT PLANS
   In 1995, the Company adopted an employee stock purchase plan ("ESP Plan") under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 1,693,750 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of ESP Plan, shares purchased and their applicable per share prices were 88,493 ($2.21), 528,894 ($2.32), 181,685 ($3.11), for the years ended December 31, 2002, 2003 and 2004, respectively.

Employees and outside directors have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995 and 1997. An aggregate of 489,130, 4,912,500 and 5,100,000 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan and the 1997 Long-Term Incentive and Share Award Plan for Employees (the "Plans"), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

On July 23, 2004, the Company granted 403,204 restricted shares under the 1995 and 1997 Long-Term Incentive Share Award plans ("Plans"). On the date of the grant, the market price of the shares was $4.01. The value of the grant has been recorded as deferred compensation, a component of Stockholders’ Equity and is being amortized over the required one-year vest period. At December 31, 2004, 21,622 restricted shares have been forfeited under the conditions of the Plans. During the first quarter of 2005, the Company has granted an additional 1,028,716 restricted shares under the Plans at an average market price of $2.78 and carrying vesting periods of one or three years.

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

On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,673,931 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 551,564 stock options, under this one for three-exchange program, for the cancelled options. The new options have an exercise price equal to $7.27, which represents the fair market value at the date of grant.

     A summary of the Company’s stock option activity, and related information for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002		2003		2004
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,283,632	$17.52	7,132,034	$10.80	5,904,937	$7.30
Granted	2,248,353	3.90	856,366	3.44	1,943,713	7.16
Exercised	(16,773)	6.44	(22,961)	2.93	(536,633)	2.53
Forfeited	(545,021)	21.17	(386,571)	10.78	(520,311)	9.31
Cancelled	(838,157)	36.90	(1,673,931)	19.49	-	-

Outstanding at end of year	7,132,034	10.80	5,904,937	7.30	6,791,706	7.47

Exercisable at end of year	3,903,164	13.69	4,185,488	8.65	6,172,285	7.94

Stock options outstanding at December 31, 2004 are summarized as follows:

Range of exercise prices	Outstanding Options at Dec. 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at Dec. 31, 2004	Weighted average exercise price
$1.98 - $2.53	1,412,550	8.00	$2.49	1,058,948	$2.50
$2.79 - $5.33	1,816,777	5.13	$4.21	1,566,058	$4.39
$5.63 - $7.65	1,892,492	8.88	$7.18	1,877,392	$7.19
$7.66 - $13.59	897,338	4.78	$11.95	897,338	$11.95
$13.60 - $53.48	772,549	5.10	$19.77	772,549	$19.77

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan ("equity awards") under the fair value method prescribed by FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted average assumptions for stock option grants for 2002, 2003 and 2004, respectively: risk-free interest rate of 2.0%, 1.8% and 2.2%; expected volatility of 1.08, 1.10 and 1.01; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during 2002, 2003 and 2004 was $2.40, $2.24 and $4.17, respectively.

ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Plan was amended in 2001 and the Company now matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $696, $628 and $730 for the years ended December 31, 2002, 2003 and 2004, respectively, relating to plan contributions.

14. EARNINGS PER SHARE

  The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

	Year ended December 31,
	2002	2003	2004
Weighted average common shares outstanding used to calculate basic earnings per share	30,587,032	30,716,749	32,412,922
Net effect of dilutive securities - based on treasury stock method using average market price	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted earnings per share	30,587,032	30,716,749	32,412,922

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

15. OTHER ACCUMULATED COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (loss) on available-for-sale securities	Total
Balance at December 31, 2002	$(33)	$776	$743
Unrealized gain on available-for-sale securities	-	(666)	(666)
Foreign currency translation adjustment	46	-	46
Net loss recognized in other comprehensive income	-	15	15
Balance at December 31, 2003	13	125	138
Unrealized gain on available-for-sale securities	-	(617)	(617)
Foreign currency translation adjustment	12	-	12
Net gain recognized in other comprehensive income	-	(19)	(19)
Balance at December 31, 2004	$25	$(511)	$(486)

The earnings associated with the Company’s investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

16. LEGAL PROCEEDINGS

ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	2003				2004
	Mar 29	June 28	Sept. 28	Dec. 31	April 3	July 3	Oct. 2	Dec. 31
Net sales	$16,087	$18,037	$17,750	$23,338	$21,195	$22,687	$25,053	$22,415
Cost of sales	16,079	17,250	17,538	21,060	19,175	19,207	19,811	19,162
Gross profit	8	787	212	2,278	2,020	3,480	5,242	3,253
Research and development	7,157	8,280	8,029	8,609	8,902	8,866	7,884	7,654
Selling and administrative expense	4,518	4,521	4,795	5,586	5,790	6,099	5,482	5,140
Restructuring and other charges	625	-	-	300	-	-	-	-
Purchased in-process R&D	-	1,690	-	173	-	-	-	-
Operating loss	(12,292)	(13,704)	(12,612)	(12,390)	(12,672)	(11,485)	(8,124)	(9,541)
Interest income	1,013	875	741	715	659	551	469	524
Interest expense	(941)	(940)	(940)	(940)	(940)	(940)	(955)	(1,250)
Gain on notes repurchase	-	-	-	-	-	-	327	-
Other (expense) income	(21)	(2)	183	116	201	143	(36)	(13)
Loss before income taxes	(12,241)	(13,771)	(12,628)	(12,499)	(12,752)	(11,731)	(8,319)	(10,280)
Benefit from income taxes	-	-	-	(382)	-	-	-	-
Net loss	$(12,241)	$(13,771)	$12,628)	$12,117)	$(12,752)	$(11,731)	$(8,319)	$(10,280)
Basic and diluted loss per share	$(0.40)	$(0.45)	$(0.41)	$(0.39)	$(0.40)	$(0.36)	$(0.25)	$(0.31)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

    Our management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

    There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Controls

    Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited management’s assessment, included in Item 9A, Management's Report on Internal Control Over Financial Reporting, that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2005
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Company has adopted a Code of Conduct and Business Ethics that applies to directors, officers and employees, including the President and Chief Executive Officer, and Chief Financial Officer and has posted such code on its website at (www.anadigics.com). Changes to and waivers granted with respect to the Company’s Code of Conduct and Business Ethics for officers and directors that are required to be disclosed pursuant to the applicable rules and regulations will be filed on a current report on Form 8-K and posted on the Company website.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

    Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2003 and 2004
-	Consolidated Statements of Operations - Years ended December 31, 2002, 2003 and 2004

-	Consolidated Statements of Comprehensive Loss - Years ended December 31, 2002, 2003 and 2004

-	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2002, 2003 and 2004

-	Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2003 and 2004

-	Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibit List

2.1
Stock Purchase Agreement dated April 2, 2001, among the Company, Telcom Devices Corp. and the sellers named therein. Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 6, 2001, and incorporated herein by reference.

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
4.2
Indenture, dated as of November 27, 2001, between the Company, as Issuer, and State Street Bank & Trust Company, N.A., as Trustee for the 5% Convertible Senior Notes due November 15, 2006. Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

4.3	Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
4.4	Schedule to Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783), and incorporated herein by reference.
4.5
Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s current report on Form 8-K filed on December 17, 1998, and incorporated herein by reference.

4.6
Amendment No. 1 as of November 20, 2000 to the Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 4, 2000.

4.7
Registration Rights Agreement, dated November 27, 2001, between the Company, as Issuer, and the Purchasers of the 5% Convertible Senior Notes due November 15, 2006. Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-75040), and incorporated herein by reference.

4.8	Form of 5% Convertible Senior Note due November 15, 2006 (included in Exhibit 4.2).
4.9	Post-effective Amendment No. 1 to Form S-3 for 5% Convertible Senior Notes due November 15, 2006. Filed on Form POS AM dated November 6, 2002, and incorporated herein by reference.
4.10
Indenture, dated as September 24, 2004, between the Company, as Issuer and U.S. Bank Trust National Association, as Trustee for the 5% Convertible Senior Notes due October 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2004, and incorporated herein by reference.

4.11
Registration Rights Agreement, dated September 24, 2004, between the Company, as Issuer, and the Purchasers of 5% Convertible Senior Notes due October 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2004, and incorporated herein by reference.

4.12	Form of 5% Convertible Senior Note due October 15, 2009 (included in Exhibit 4.10).
10.1	1994 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
10.2
1995 Long-Term Incentive and Share Award Plan, as amended May 29, 1997 and May 24, 2000. Filed as an exhibit to the Company’s current report on Form S-8 (Registration No. 333-49632), and incorporated herein by reference.

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

10.7
First Amendment, dated as of November 20, 1996, to the Lease agreement between United States Land Resources, L.P. and the Company dated as of April 26, 1996. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.8
Second Amendment, dated as of September 8, 1997, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.9
Third Amendment, dated as of December 20, 2000, to the Lease agreement between Warren Hi-Tech Center, L.P. (successor in interest to United States Land Resources, L.P.) and the Company dated as of April 26, 1996. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.10
Employment Agreement between the Company and Dr. Bamdad Bastani, dated September 17, 1998. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

10.11
Employment Agreement between the Company and Ronald Rosenzweig, dated June 1, 1999. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, and incorporated herein by reference.

10.12
Amendment No. 1 as of March 15, 2002, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.13
Employment Agreement between the Company and Thomas Shields, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.14
Employment Agreement between the Company and Charles Huang, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, and incorporated herein by reference.

10.15
Amendment No. 2 as of May 27, 2003, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company’s Annual Report on Form 10-K dated March 15, 2004, and incorporated herein by reference.

10.16
Amendment No. 3 as of August 20, 2004, to the Employment Agreement dated June 1, 1999, between the Company and Ronald Rosenzweig. Filed as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 2004, and incorporated herein by reference.

10.17	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.
*21	Subsidiary Listing
*23.1	Consent of Ernst and Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc.
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2005.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
Dr. Bami Bastani

/s/ Thomas C. Shields	Senior Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	March 16, 2005
Thomas C. Shields

/s/ Ronald Rosenzweig	Chairman of the Board of Directors	March 16, 2005
Ronald Rosenzweig

/s/ Paul S. Bachow	Director	March 16, 2005
Paul S. Bachow

/s/ Garry McGuire	Director	March 16, 2005
Gary McGuire

/s/ Harry T. Rein	Director	March 16, 2005
Harry T. Rein

/s/ Lewis Solomon	Director	March 16, 2005
Lewis Solomon

/s/ Dennis F. Strigl	Director	March 16, 2005
Dennis F. Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year ended December 31, 2004:
Deducted from asset account:
Allowance for doubtful accounts	$752	$240	$(4)	(1)	$988
Reserve for excess and obsolete inventory	4,745	1,636	(2,307)	(2)	4,074
Reserve for warranty claims	100	390	(331)	(3)	159

Year ended December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$781	$-	$(29)	(1)	$752
Reserve for excess and obsolete inventory	7,134	287	(2,676)	(2)	4,745
Reserve for warranty claims	368	10	(278)	(3)	100

Year ended December 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$715	$297	$(231)	(1)	$781
Reserve for excess and obsolete inventory	8,502	4,188	(5,556)	(2)	7,134
Reserve for warranty claims	960	(259)	(333)	(3)	368

(1)	Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.
(3) Warranty expenses incurred to the reserve for warranty claims.

EXHIBIT 21

Subsidiaries of ANADIGICS, Inc.

Name of Subsidiary	State of Jurisdiction of Incorporation	% Owned

ANADIGICS (U.K.) Limited	United Kingdom	100%
ANADIGICS, Limited	Israel	100%
ANADIGICS Denmark ApS	Denmark	100%
ANADIGICS Acquisition Corp	Delaware	100%
ANADIGICS Holding Corp.	Delaware	100%
Broadband & Wireless Investors, Incorporated	Delaware	100%
Integral Pathway, Inc.	New Jersey	100%
Telcom Devices Corp.	California	100%

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89928) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and  Employee Stock Purchase Plan, in the Registration Statements (Form S-8 No. 33-32533 and Form S-8 No. 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees and in the Registration Statements (Form S-3 No. 333-75040, Form S-3 No. 333-110538 and Form S-3 No. 333-120947) of our reports dated March 2, 2005, with respect to the consolidated financial statements and schedule of ANADIGICS, Inc. and ANADIGICS, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

MetroPark, New Jersey

March 11, 2005

Exhibit 31.1
CERTIFICATION

I, Bami Bastani, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ANADIGICS, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    :    March 16, 2005

By:	/s/ Bami Bastani
Bami Bastani
President and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION
I, Thomas Shields, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ANADIGICS, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    :    March 16, 2005

By:	/s/ Thomas C. Shields
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2005
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

Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2005
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