Form 10-Q
period 2005-04-02
ANADIGICS INC
filed 2005-05-12
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005.

or

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File No. 0-25662

ANADIGICS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2582106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Mt. Bethel Road, Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock as of April 2, 2005 was 34,083,751.

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - April 2, 2005 and December 31, 2004.

Condensed consolidated statements of operations and comprehensive loss - Three months ended April 2, 2005 and April 3, 2004.

Condensed consolidated statements of cash flows - Three months ended April 2, 2005 and April 3, 2004.

Notes to condensed consolidated financial statements - April 2, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	April 2, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$7,718	$11,171
Marketable securities	69,950	63,615
Accounts receivable	10,527	10,770
Inventories	12,930	14,436
Prepaid expenses and other current assets	4,839	3,073

Total current assets	105,964	103,065

Marketable securities	19,627	29,265
Property and equipment:
Equipment and furniture	133,340	132,864
Leasehold improvements	38,762	38,774
Projects in process	1,016	1,341
	173,118	172,979
Less accumulated depreciation and amortization	(132,925)	(129,941)
	40,193	43,038
Goodwill and other intangibles, net of amortization	6,248	6,297
Other assets	3,878	4,230

Total assets	$175,910	$185,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,186	$8,021
Accrued liabilities	3,981	4,783
Accrued restructuring costs	308	726
Capital lease obligations	12	18

Total current liabilities	14,487	13,548

Long-term debt	84,700	84,700
Other long-term liabilities	3,056	3,032

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000,000 shares authorized, 34,083,751 and 33,072,438 issued and outstanding at April 2, 2005 and December 31, 2004	341	331
Additional paid-in capital	346,380	343,594
Deferred compensation	(3,006)	(861)
Accumulated deficit	(269,414)	(257,963)
Accumulated other comprehensive income	(634)	(486)

Total stockholders’ equity	73,667	84,615

Total liabilities and stockholders’ equity	$175,910	$185,895

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended
	April 2, 2005	April 3, 2004
	(unaudited)	(unaudited)

Net sales	$21,773	$21,195
Cost of sales	19,252	19,175
Gross profit	2,521	2,020
Research and development expenses	7,862	8,902
Selling and administrative expenses	5,552	5,790
Restructuring and other charges	(120)	-

Operating loss	(10,773)	(12,672)
Interest income	577	659
Interest expense	(1,249)	(940)
Other (expense) income	(6)	201

Net loss	$(11,451)	$(12,752)

Basic and diluted loss per share	$(0.34)	$(0.40)

Weighted average common and dilutive securities outstanding	33,578,936	31,657,899

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 2, 2005	April 3, 2004
	(unaudited)	(unaudited)

Net loss	$(11,451)	$(12,752)
Unrealized (loss) gain on marketable securities	(127)	15
Foreign currency translation adjustment	(21)	(15)

Reclassification adjustment:
Net realized gain previously recognized in other comprehensive income	-	(19)

Comprehensive loss	$(11,599)	$(12,771)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 2, 2005	April 3, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,451)	$(12,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,018	4,330
Amortization	424	359
Stock based compensation	647	10
Amortization of premium on marketable securities	394	607
Changes in operating assets and liabilities:
Accounts receivable	243	964
Inventory	1,506	(2,123)
Prepaid expenses and other assets	(1,777)	(1,950)
Accounts payable	2,165	148
Accrued liabilities and other liabilities	(1,192)	(1,643)

Net cash used in operating activities	(6,023)	(12,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(211)	(505)
Purchases of marketable securities	(11,847)	(13,731)
Proceeds from sale of marketable securities	14,630	23,491
Business acquisitions	-	(55)

Net cash provided by investing activities	2,572	9,200

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(6)	(18)
Issuance of common stock	4	1,012

Net cash (used in) provided by financing activities	(2)	994

Net decrease in cash and cash equivalents	(3,453)	(1,856)
Cash and cash equivalents at beginning of period	11,171	18,525

Cash and cash equivalents at end of period	$7,718	$16,669

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - APRIL 2, 2005

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company plans to adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cashflows, however, the level of future equity based compensation grants could have a material effect on amounts recorded in our statement of operations.

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

The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

	Three months ended
	April 2, 2005	April 3, 2004

Net loss, as reported	$(11,451)	$(12,752)
Stock based compensation included in reported net loss	647	10
Stock based compensation expense under fair value reporting	(914)	(1,658)

Pro forma net loss	$(11,718)	$(14,400)

Basic and diluted loss per share:
As reported	$(0.34)	$(0.40)
Pro forma	$(0.35)	$(0.45)

On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,673,931 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 551,564 stock options, under this one for three-exchange program, for the cancelled options. The new options have an exercise price equal to $7.27, which represented the fair market value at the date of grant and are now fully vested.

On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772,289 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2,654 amortized immediately. Had the accelerated-vest program not occurred, the related-cost in the years ended December 31, 2005, 2006 and 2007 would have included $1,846, $751 and $57, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.

On July 23, 2004, the Company granted 403,204 restricted shares under the 1995 and 1997 Long-Term Incentive Share Award plans (“Plans”). On the date of the grant, the market price of the shares was $4.01. The value of the grant has been recorded as deferred compensation, a component of Stockholders’ Equity and is being amortized over the required one-year vest period. At April 2, 2005, 29,003 restricted shares have been forfeited under the conditions of the Plans. During the first quarter of 2005, the Company has granted an additional 1,017,466 restricted shares under the 1995 Plan at an average market price of $2.77 and carrying vesting periods of one or three years. At April 2, 2005, 11,113 restricted shares have been forfeited under the conditions of the Plan.

WARRANTY

The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the first quarter of 2005 included $48 in actual charges and $5 reduction in the provision resulting in the balance of $154 at April 2, 2005. Warranty reserve movements in the first quarter of 2004 were $119 in actual charges and $123 in additional provisions.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. BUSINESS ACQUISITIONS

On March 31, 2003, the Company acquired certain assets and liabilities of the WLAN power amplifier business of RF Solutions (“RFS”). The RFS acquisition was a strategic initiative that allows the Company to participate in the emerging and fast-growing WLAN market with a depth of experienced design personnel and cutting-edge products. The Company paid cash purchase consideration on March 31, 2003 of $2,800 and issued 747,280 shares effective March 31, 2004, valued at $4,648 after RFS achieved certain revenue milestones. In addition, the Company incurred $217 in acquisition-related costs.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	April 2, 2005	December 31, 2004

Raw materials	$4,331	$3,510
Work in process	7,329	9,026
Finished goods	4,261	5,974
	15,921	18,510
Reserves	(2,991)	(4,074)

Total	$12,930	$14,436

4. LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	April 2, 2005	April 3, 2004

Weighted average common shares outstanding used to calculate basic loss per share	33,578,936	31,657,899

Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*

Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	33,578,936	31,657,899

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

5. REVENUE SOURCES

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended
	April 2, 2005	April 3, 2004

Broadband	$11,232	$9,918
Wireless	10,541	11,277

Total	$21,773	$21,195

The Company primarily sells to three geographic regions: Asia, U.S.A. and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended
	April 2, 2005	April 3, 2004

Asia	$12,205	$12,217
U.S.A. and Canada	7,991	7,395
Other	1,577	1,583
Total	$21,773	$21,195

6. RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of 2003, the Company recorded restructuring and other charges of $300 associated with obligations for certain redundant leasehold premises. That obligation was settled during the first quarter of 2005 resulting in a savings to the Company of $120. During the first quarter of 2005, the Company recognized costs of $298 for lease-related restructuring costs in addition to the aforementioned $120 adjustment. As of April 2, 2005, the accrued restructuring balance of $308 relates to lease-related obligations.

7. LONG-TERM DEBT

On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes (“2009 Notes”) due October 15, 2009. The 2009 Notes are convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate, subject to adjustment, of 200 shares for each $1,000 principal amount, which is equivalent to a conversion price of $5.00 per share. Interest on the 2009 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the Convertible notes. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase after adjusting for the write-off of a proportionate share of unamortized offering costs. The $46,700 balance of 2006 Notes outstanding are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually on May 15 and November 15 of each year.

ANADIGICS, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ANADIGICS, Inc. (“we” or the "Company") was incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

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

In the wireless market, we focus on RFIC solutions for wireless communication handset applications operating over various air interface standards, including Code Division Multiple Access (CDMA), Global System for Mobile communication (GSM), Wideband CDMA (WCDMA), General Packet Radio Service (GPRS) and Enhanced Data rate for GSM Evolution (EDGE). In the broadband markets, our focus is on applications for WLAN systems, cable television (CATV) subscriber products, CATV infrastructure systems, and fiber optic communications systems. We believe we have a competitive advantage in the markets we serve due to our design, development and applications expertise, our superior compound semiconductor technologies, our high-volume, low-cost state-of-the-art manufacturing processes and expertise, and our strong working relationships with leading original equipment manufacturers (OEMs), original design manufacturers (ODMs) and reference design houses (collectively our “market customers”).

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

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	April 2, 2005	April 3, 2004

Net sales	100.0%	100.0%
Cost of sales	88.4%	90.5%

Gross margin	11.6%	9.5%
Research and development expenses	36.1%	42.0%
Selling and administrative expenses	25.5%	27.3%
Restructuring and other charges	(0.5%)	-

Operating loss	(49.5%)	(59.8%)
Interest income	2.6%	3.1%
Interest expense	(5.7%)	(4.4%)
Other (expense) income	-	0.9%

Net loss	(52.6%)	(60.2%)

FIRST QUARTER 2005 (ENDED APRIL 2, 2005) COMPARED TO FIRST QUARTER 2004 (ENDED APRIL 3, 2004)

NET SALES. Net sales increased 2.7% during the first quarter of 2005 to $21.8 million from $21.2 million in the first quarter of 2004.

Sales of integrated circuits for Wireless applications decreased 6.5% during the first quarter of 2005 to $10.5 million from $11.3 million in the first quarter of 2004. The Company experienced softer demand for its CDMA power amplifiers of $3.1 million and base station power amplifiers of $0.6 million, which were partially offset by increased demand for our GSM power amplifiers of $3.0 million.

Sales of integrated circuits for Broadband applications increased 13.2% during the first quarter of 2005 to $11.2 million from $9.9 million in the first quarter of 2004. The increase in sales was primarily due to an increase in demand for WLAN power amplifiers.

GROSS MARGIN. Gross margin during the first quarter of 2005 increased to 11.6% from 9.5% in the first quarter of 2004. The increase in gross margin of $0.5 million in 2005 was primarily due to the increase in demand for higher margin products sold into Broadband applications, while a decrease in depreciation expense of $1.2 million offset declines in average selling prices.

RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 11.7% during the first quarter of 2005 to $7.9 million from $8.9 million during the first quarter of 2004. The decrease was primarily attributable to decreased headcount and related compensation cost.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 4.1% during the first quarter of 2005 to $5.6 million from $5.8 million in the first quarter of 2004. The decrease in selling and administrative expenses was primarily due to decreased headcount and compensation expense within sales and marketing.

RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2005, the Company settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

INTEREST INCOME. Interest income decreased 12.4% to $0.6 million during the first quarter of 2005 from $0.7 million during the first quarter of 2004. The decrease of $0.1 million was primarily due to lower invested funds.

INTEREST EXPENSE. Interest expense increased 32.9% to $1.2 million during the first quarter of 2005 from $0.9 million during the first quarter of 2004. The interest relates to the $46.7 million outstanding balance of our 5% Convertible Notes due in 2006 (the “2006 Notes”) and the $38.0 million outstanding balance of our 5% Convertible Notes due in 2009 (the “2009 Notes”).

LIQUIDITY AND CAPITAL RESOURCES

As of April 2, 2005, we had $7.7 million in cash and cash equivalents and $89.6 million in marketable securities. In addition, as of April 2, 2005, we had outstanding $46.7 million aggregate principal amount of our 2006 Notes and $38.0 million aggregate principal amount of our 2009 Notes.

Operating activities used $6.0 million in cash during the three-month period ended April 2, 2005. Investing activities, consisting principally of net sales of marketable securities of $2.8 million, provided $2.6 million of cash during the three month period ended April 2, 2005.

As of April 2, 2005, we had purchase commitments of approximately $1.6 million.

We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months as well as the repayment of our 2006 Notes due in November, 2006. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchases of our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms. Our ability to pay principal and interest on our outstanding 2006 Notes due in November of 2006 and our outstanding 2009 Notes due in October of 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company plans to adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cashflows, however, the level of future equity based compensation grants could have a material effect on amounts recorded in our statement of operations.  On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772,289 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares of approximately $2.65 million amortized immediately. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s annual report on Form 10-K referred to below: (i) our history of recent losses and expectation that we will continue to incur losses; (ii) our decline in revenue and underutilized manufacturing capacity have adversely affected our gross margins and profitability; (iii) our dependence on a small number of customers; (iv) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (v) our products have experienced rapidly declining unit prices; (vi) the manufacturing of our products could be delayed as a result of the outsourcing of our test operations; (vii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (viii) we face intense competition, which could result in a decrease in our products’ prices and sales; (ix) we may not have sufficient cash flow to make payments on our convertible senior unsecured notes and any other debt we may incur; (x) capital required for our business may not be available when we need it; (xi) we may pursue selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations may be expensive and divert management time; (xii) we may face interruptions in our manufacturing processes; (xiii) provisions in our governing documents and our shareholders rights agreement could discourage takeovers and prevent shareholders from realizing an investment premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 2, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ANADIGICS is a party to litigation arising in the ordinary course out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 5. OTHER INFORMATION

As previously reported in the Company’s annual proxy statement on Schedule 14A, the Board of Directors, on January 10, 2005, formed the Strategic Planning Committee as an ad hoc committee of the Board to assist the Board in reviewing the Company’s long-term strategic plan and objectives, propose acquisition or joint venture candidates and possible divestitures, with a view toward enhancing stockholder values. The committee members are Messrs. Solomon (Chair), Bachow, McGuire, Rein and Strigl. Each Director receives $1,000 for each committee meeting attended (with a cap of $2,500 per day, in the event such Director serves on other committees of the Board) and reimbursement for ordinary expenses incurred in connection with attendance at such meetings. The chairperson of the ad hoc Strategic Planning Committee receives $25,000 per year.

ITEM 6. EXHIBITS

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

Dated: May 12, 2005

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: May 12, 2005

By:	/s/ Bami Bastani
Bami Bastani
President and Chief Executive Officer

                                                                                                    Exhibit 31.2
CERTIFICATION

I, Thomas C. Shields, certify that:

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

Date: May 12, 2005

By:	/s/ Thomas C. Shields
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended April 2, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2005
By:	/s/ Bami Bastani
Bami Bastani
President and
Chief Executive Officer

This certification shall not be deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated by reference.

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

Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended April 2, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2005
By:	/s/ Thomas C. Shields
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

This certification shall not be deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated by reference.

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