Form 10-K
ANADIGICS INC
filed 2005-08-05
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005.

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

The number of shares outstanding of the Registrant’s common stock as of July 2, 2005 was 34,011,357.

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - July 2, 2005 and December 31, 2004.

Condensed consolidated statements of operations and comprehensive loss - Six months ended July 2, 2005 and July 3, 2004.

Condensed consolidated statements of cash flows - Six months ended July 2, 2005 and July 3, 2004.

Notes to condensed consolidated financial statements - July 2, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	July 2, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$9,203	$11,171
Marketable securities	71,081	63,615
Accounts receivable, net	13,370	10,770
Inventories	13,114	14,436
Prepaid expenses and other current assets	3,686	3,073
Total current assets	110,454	103,065

Marketable securities	9,670	29,265
Property and equipment:
Equipment and furniture	130,328	132,864
Leasehold improvements	38,748	38,774
Projects in process	846	1,341
	169,922	172,979
Less accumulated depreciation and amortization	(132,421)	(129,941)
	37,501	43,038
Goodwill and other intangibles, net of amortization	6,112	6,297
Other assets	3,549	4,230

Total assets	$167,286	$185,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,999	$8,021
Accrued liabilities	3,893	4,783
Accrued restructuring costs	69	726
Capital lease obligations	-	18

Total current liabilities	13,961	13,548

Long-term debt	84,700	84,700
Other long-term liabilities	3,089	3,032

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000,000 shares authorized, 34,011,357 and 33,072,438 issued and outstanding at July 2, 2005 and December 31, 2004	340	331
Additional paid-in capital	346,175	343,594
Deferred compensation	(2,016)	(861)
Accumulated deficit	(278,503)	(257,963)
Accumulated other comprehensive loss	(460)	(486)

Total stockholders’ equity	65,536	84,615

Total liabilities and stockholders’ equity	$167,286	$185,895

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$23,943	$22,687	$45,716	$43,882
Cost of sales	19,511	19,207	38,763	38,382
Gross profit	4,432	3,480	6,953	5,500
Research and development expenses	7,374	8,866	15,236	17,768
Selling and administrative expenses	5,506	6,099	11,058	11,889
Restructuring and other charges	-	-	(120)	-

Operating loss	(8,448)	(11,485)	(19,221)	(24,157)
Interest income	599	551	1,176	1,210
Interest expense	(1,249)	(940)	(2,498)	(1,880)
Other income	9	143	3	344

Net loss	$(9,089)	$(11,731)	$(20,540)	$(24,483)

Basic and diluted loss per share	$(0.27)	$(0.36)	$(0.61)	$(0.77)

Weighted average common and dilutive securities outstanding	34,057,232	32,404,755	33,780,131	31,984,714

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(9,089)	$(11,731)	$(20,540)	$(24,483)
Unrealized gain (loss) on marketable securities	213	(522)	86	(507)
Foreign currency translation adjustment	(39)	(1)	(60)	(16)
Reclassification adjustment:
Net realized (gain) loss previously recognized in other comprehensive income	-	-	-	(19)
Comprehensive loss	$(8,915)	$(12,254)	$(20,514)	$(25,025)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	July 2, 2005	July 3, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,540)	$(24,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,772	8,375
Amortization	912	780
Stock-based compensation	1,431	19
Amortization of premium on marketable securities	732	1,166
Loss on disposal of equipment	14	-
Changes in operating assets and liabilities:
Accounts receivable	(2,600)	(955)
Inventory	1,322	(3,639)
Prepaid expenses and other assets	(622)	(986)
Accounts payable	1,978	1,193
Accrued liabilities and other liabilities	(1,525)	271

Net cash used in operating activities	(13,126)	(18,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(349)	(2,058)
Proceeds from sale of equipment	38	-
Purchases of marketable securities	(24,412)	(17,396)
Proceeds from sale of marketable securities	35,895	37,362
Business acquisitions	-	(55)

Net cash provided by investing activities	11,172	17,853

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(18)	(35)
Issuance of common stock	4	1,229

Net cash (used in) provided by financing activities	(14)	1,194

Net (decrease)increase in cash and cash equivalents	(1,968)	788
Cash and cash equivalents at beginning of period	11,171	18,525

Cash and cash equivalents at end of period	$9,203	$19,313

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JULY 2, 2005

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (FAS 151), Inventory costs, an amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of FAS 151 will not have a material impact on its consolidated financial statements.

    In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company plans to adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in FAS 123R. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB25 (defined below) and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cash flows, however, the level of future equity based compensation grants could have a material effect on amounts recorded in the statement of operations.

    STOCK-BASED COMPENSATION

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

    The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net loss, as reported	$(9,089)	$(11,731)	$(20,540)	$(24,483)
Stock based compensation included in reported net loss	784	9	1,431	19
Stock based compensation expense under fair value reporting	(995)	(1,919)	(1,909)	(3,577)
Pro-forma net loss	(9,300)	$(13,641)	(21,018)	$(28,041)

Basic and diluted loss per share:
As reported	$(0.27)	$(0.36)	$(0.61)	$(0.77)
Pro-forma	$(0.27)	$(0.42)	$(0.62)	$(0.88)

    On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,673,931 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 551,564 stock options, under this one for three exchange program, for the cancelled options. The new options have an exercise price equal to $7.27, which represented the fair market value at the date of grant and are now fully vested.

    On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772,289 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2,654 amortized immediately. Had the accelerated-vest program not occurred, the related cost in the years ended December 31, 2005, 2006 and 2007 would have included $1,846, $751 and $57, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.

    On July 23, 2004, the Company granted 403,204 restricted shares under the 1995 and 1997 Long-Term Incentive Share Award plans (“Plans”). On the date of the grant, the market price of the shares was $4.01. The value of the grant has been recorded as deferred compensation, a component of Stockholders’ Equity and amortized over the required one-year vest period. At July 2, 2005, 45,786 restricted shares were forfeited under the conditions of the Plans. On July 27, 2005, 355,341 restricted shares were formally issued, of which the Company repurchased into Treasury 121,611 shares from the employees and officers for the purpose of funding their withholding tax obligations.

    During the first quarter of 2005, the Company granted an additional 1,017,466 restricted shares under the 1995 Plan at an average market price of $2.77 and carrying vesting periods of one or three years. At July 2, 2005, 55,612 restricted shares have been forfeited under the conditions of the Plan. On August 4, 2005, the Company granted 286,036 restricted shares under the 2005 Long Term Incentive and Share Award Plan at a market price of $2.60, which will fully vest on August 4, 2006.

    WARRANTY

    The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the six months ended July 2, 2005 included $83 in actual charges and $205 in provisions resulting in the balance of $281 at July 2, 2005. Warranty reserve movements in the six months ended July 3, 2004 were $175 in actual charges and $147 in additional provisions.

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

3. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	July 2, 2005	December 31, 2004

Raw materials	$4,214	$3,510
Work in process	8,818	9,026
Finished goods	4,551	5,974
	17,583	18,510
Reserves	(4,469)	(4,074)

Total	$13,114	$14,436

4. LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Weighted average common shares outstanding used to calculate basic loss per share	34,057,232	32,404,755	33,780,131	31,984,714
Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	34,057,232	32,404,755	33,780,131	31,984,714

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible Senior Notes are not included as their effect is anti-dilutive.

5. REVENUE SOURCES

   The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Broadband	$14,009	$12,173	$25,241	$22,091
Wireless	9,934	10,514	20,475	21,791

Total	$23,943	$22,687	$45,716	$43,882

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Asia	$13,152	$12,098	$25,357	$24,315
USA and Canada	9,000	9,131	16,991	16,526
Other	1,791	1,458	3,368	3,041

Total	$23,943	$22,687	$45,716	$43,882

6. RESTRUCTURING AND OTHER CHARGES

    During the fourth quarter of 2003, the Company recorded restructuring and other charges of $300 associated with obligations for certain redundant leasehold premises. That obligation was settled during the first quarter of 2005 resulting in a savings to the Company of $120. During the first six months of 2005, the Company recognized costs of $537 for lease-related restructuring costs in addition to the aforementioned $120 adjustment. As of July 2, 2005, the accrued restructuring balance of $69 relates to lease-related obligations.

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

8. OTHER INCOME

    Other income for the three months ended July 3, 2004 is principally comprised of income from a $368 gain on the sale of securities and a $490 settlement received in connection with a claim against a former supplier, partially offset by a charge of $750 relating to the settlement of a contractual claim.

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

    In the wireless market, we focus on RFIC solutions for wireless communication handset applications operating over various air interface standards, including Code Division Multiple Access (CDMA), Global System for Mobile communication (GSM), Wideband CDMA (WCDMA), General Packet Radio Service (GPRS) and Enhanced Data rate for GSM Evolution (EDGE). In the broadband markets, our focus is on applications for WLAN systems, cable television (CATV) subscriber products, CATV infrastructure systems, and fiber optic communications systems. We believe we have a competitive advantage in the markets we serve due to our design, development and applications expertise, our superior compound semiconductor technologies, our high-volume, low-cost state-of-the-art manufacturing processes and expertise, and our strong working relationships with leading original equipment manufacturers (OEMs), original design manufacturers (ODMs) and reference design houses.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:
	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.5%	84.6%	84.8%	87.5%

Gross margin	18.5%	15.4%	15.2%	12.5%
Research and development expenses	30.8%	39.1%	33.3%	40.5%
Selling and administrative expenses	23.0%	26.9%	24.2%	27.1%
Restructuring and other charges	-	-	(0.3%)	-

Operating loss	(35.3%)	(50.6%)	(42.0%)	(55.1%)

Interest income	2.5%	2.4%	2.6%	2.8%
Interest expense	(5.2%)	(4.1%)	(5.5%)	(4.3)%
Other income	-	0.6%	-	0.8%

Net loss	(38.0%)	(51.7%)	(44.9%)	(55.8%)

SECOND QUARTER 2005 (ENDED JULY 2, 2005) COMPARED TO SECOND QUARTER 2004 (ENDED JULY 3, 2004)

    NET SALES. Net sales increased 5.5% during the second quarter of 2005 to $23.9 million from $22.7 million in the second quarter of 2004. For the six months ended July 2, 2005, net sales were $45.7 million, a 4.2% increase from net sales of $43.9 million for the six months ended July 3, 2004.

    Sales of integrated circuits for Broadband applications increased 15.1% during the second quarter of 2005 to $14.0 million from $12.2 million in the second quarter of 2004. For the six months ended July 2, 2005, net sales of integrated circuits for Broadband applications increased 14.3% to $25.2 million from $22.1 million in the six-month period ended July 3, 2004. The increase in sales in the three and six month periods ended July 2, 2005 was primarily due to an increase in demand for WLAN power amplifiers as well as integrated circuits shipped into cable subscriber applications.

    Sales of integrated circuits for Wireless applications decreased 5.5% during the second quarter of 2005 to $9.9 million from $10.5 million in the second quarter of 2004. For the six months ended July 2, 2005, net sales of integrated circuits for Wireless applications decreased 6.0% to $20.5 million from $21.8 million in the six-month period ended July 3, 2004. The decrease in sales of integrated circuits for Wireless applications was primarily due to lower demand of switch and infrastructure products, representing a decline of $0.8 and $1.5 million during the three and six months ended July 2, 2005, respectively. Power amplifier sales increased $0.2 and $0.1 million during the three and six months ended July 2, 2005, respectively, with GSM power amplifier sales increasing $1.6 and $4.7 million, respectively, offsetting CDMA power amplifiers sales declines of $1.5 and $4.6 million, respectively. The primary factor for the lower CDMA revenue was declines in average selling prices.

    GROSS MARGIN. Gross margin during the second quarter of 2005 increased to 18.5% from 15.4% in the second quarter of 2004. For the six months ended July 2, 2005, gross margin increased to 15.2% from 12.5% for the six months ended July 3, 2004. The increases in gross margin in the three and six month periods ended July 2, 2005 were primarily due to a shift in product mix to higher margin products favoring Broadband applications, while decreases in depreciation expense of $1.4 and $2.6 million, respectively, offset declines in average selling prices.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 16.8% during the second quarter of 2005 to $7.4 million from $8.9 million during the second quarter of 2004. Company sponsored research and development expense for the six months ended July 2, 2005 decreased 14.3% to $15.2 million from $17.8 million during the six-month period ended July 3, 2004. The decrease in the three and six month periods ended July 2, 2005 was primarily attributable to decreased headcount and related compensation cost.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 9.7% during the second quarter of 2005 to $5.5 million from $6.1 million in the second quarter of 2004. Selling and administrative expenses decreased 7.0% during the six-month period ended July 2, 2005 to $11.1 million from $11.9 million in the six-month period ended July 3, 2004. The decreases in selling and administrative expenses in the three and six months ended July 2, 2005 were primarily due to decreased headcount and compensation expense within sales and marketing.

    RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2005, the Company settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

    INTEREST INCOME. Interest income increased 8.7% to $0.6 million during the second quarter of 2005 from $0.6 million during the second quarter of 2004. For the six months ended July 2, 2005, interest income decreased 2.8% to $1.2 million from $1.2 million in the six-month period ended July 3, 2004. The increase in the second quarter was due to improved interest rates while the decrease for the six-month period ended July 2, 2005 was driven by lower invested funds.

    INTEREST EXPENSE. Interest expense increased 32.9% to $1.2 million during the second quarter of 2005 from $0.9 million during the second quarter of 2004. For the six months ended July 2, 2005, interest expense increased 32.9% to $2.5 million from $1.9 million in the six-month period ended July 3, 2004. The interest relates to the $46.7 million outstanding balance of our 5% Convertible Senior Notes due in 2006 (the “2006 Notes”) and the $38.0 million outstanding balance of our 5% Convertible Senior Notes due in 2009 (the “2009 Notes”).

LIQUIDITY AND CAPITAL RESOURCES

    As of July 2, 2005, we had $9.2 million in cash and cash equivalents and $80.8 million in marketable securities. In addition, as of July 2, 2005, we had outstanding $46.7 million aggregate principal amount of our 2006 Notes and $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities used $13.1 million in cash during the six-month period ended July 2, 2005. Investing activities, consisting principally of net sales of marketable securities of $11.5 million, provided $11.2 million of cash during the six-month period ended July 2, 2005.

    As of July 2, 2005, we had purchase commitments of approximately $1.6 million.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months as well as the repayment of our 2006 Notes due in November 2006. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchases of our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms. Our ability to pay principal and interest on our outstanding 2006 Notes due in November of 2006 and our outstanding 2009 Notes due in October 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance.

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

    In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company plans to adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in FAS123R. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cash flows, however, the level of future equity based compensation grants could have a material effect on amounts recorded in the statement of operations.  On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772,289 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares of approximately $2.65 million amortized immediately. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and expectation that we will continue to incur losses; (ii) our underutilized manufacturing capacity has adversely affected our gross margins and profitability; (iii) our dependence on a small number of customers; (iv) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (v) our products have experienced rapidly declining unit prices; (vi) the manufacturing of our products could be delayed as a result of the outsourcing of our test operations; (vii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (viii) we face intense competition, which could result in a decrease in our products’ prices and sales; (ix) we may not have sufficient cash flow to make payments on our Convertible Senior Notes and any other debt we may incur; (x) capital required for our business may not be available when we need it; (xi) we may pursue selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations may be expensive and divert management time; (xii) we may face interruptions in our manufacturing processes; and (xiii) provisions in our governing documents and our shareholders rights agreement could discourage takeovers and prevent shareholders from realizing an investment premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 2, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 19, 2005 at which the Company’s stockholders voted on:

•	The election of two Class I Directors of the Company to hold office until 2008.
•	The amendment and restatement of the Employee Stock Purchase Plan that extends the Plan through December 31, 2014 and increases the number of shares issuable thereunder by 1,000,000 to 2,693,750.
•
The adoption of the 2005 Long Term Incentive and Share Award Plan with respect to a maximum number of 2,700,000 shares which plan replaces the 1995 Long Term Incentive and Share Award Plan which terminated on February 28, 2005.

    The three matters listed above were voted upon and approved by the shareholders of the Company as follows:
•
The election of Harry Rein as Class I Director was approved by holders of 27,193,883 shares of the Company’s outstanding capital stock. Holders of 2,940,755 shares withheld from voting on such election. The election of Dennis Strigl as Class I Director was approved by holders of 27,181,847 shares of the Company’s outstanding capital stock. Holders of 2,952,791 shares withheld from voting on such election. Messrs. Rein and Strigl join the continuing Directors of the Company Messrs. Bachow, Bastani, Rosenzweig, Solomon and McGuire.

•
The amendment and restatement of the Employee Stock Purchase Plan that extends the Plan through December 31, 2014 and increases the number of shares issuable was approved by holders of 14,503,358 shares of the Company’s outstanding capital stock. Holders of 847,494 shares voted against the ratification, holders of 252,552 shares abstained from voting on such ratification and broker non-votes totaled 14,531,254.

•
The proposal on the 2005 Long Term Incentive and Share Award Plan which replaces the 1995 Long Term Incentive and Share Award Plan was approved by holders of 11,983,762 shares of the Company’s outstanding capital stock. Holders of 3,344,337 shares voted against the ratification, holders of 275,305 shares abstained from voting on such ratification and broker non-votes totaled 14,531,234.

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

Dated: August 5, 2005

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

Date: August 5, 2005
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

Date: August 5, 2005
By:	/s/ Thomas C. Shields
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended July 2, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 5, 2005
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

Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended July 2, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 5, 2005
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