Form 10-Q
period 2005-11-04
ANADIGICS INC
filed 2005-11-04
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The number of shares outstanding of the Registrant’s common stock as of October 1, 2005 was 34,189,180 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - October 1, 2005 and December 31, 2004.

Condensed consolidated statements of operations and comprehensive loss - Three and nine months ended October 1, 2005 and October 2, 2004.

Condensed consolidated statements of cash flows - Nine months ended October 1, 2005 and October 2, 2004.

Notes to condensed consolidated financial statements - October 1, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	October 1, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$10,727	$11,171
Marketable securities	71,829	63,615
Accounts receivable, net	17,816	10,770
Inventories	13,073	14,436
Prepaid expenses and other current assets	2,674	3,073
Total current assets	116,119	103,065

Marketable securities	4,614	29,265
Property and equipment:
Equipment and furniture	130,915	132,864
Leasehold improvements	38,748	38,774
Projects in process	63	1,341
	169,726	172,979
Less accumulated depreciation and amortization	(134,714)	(129,941)
	35,012	43,038
Goodwill and other intangibles, net of amortization	6,079	6,297
Other assets	3,188	4,230

Total assets	$165,012	$185,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,170	$8,021
Accrued liabilities	3,681	4,783
Accrued restructuring costs	52	726
Capital lease obligations	-	18

Total current liabilities	17,903	13,548

Long-term debt	84,700	84,700
Other long-term liabilities	3,132	3,032

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 34,303 and 33,072 issued at October 1, 2005 and December 31, 2004	343	331
Additional paid-in capital	346,927	343,594
Deferred compensation	(2,054)	(861)
Accumulated deficit	(285,283)	(257,963)
Accumulated other comprehensive loss	(398)	(486)
Treasury stock at cost: 114 shares	(258)	-
Total stockholders’ equity	59,277	84,615

Total liabilities and stockholders’ equity	$165,012	$185,895

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(unaudited)	(unaudited )	(unaudited )	(unaudited )

Net sales	$29,264	$25,053	$74,980	$68,935
Cost of sales	22,691	19,811	61,454	58,193
Gross profit	6,573	5,242	13,526	10,742
Research and development expenses	7,491	7,884	22,727	25,652
Selling and administrative expenses	5,234	5,482	16,292	17,371
Restructuring and other charges	-	-	(120)	-

Operating loss	(6,152)	(8,124)	(25,373)	(32,281)
Interest income	607	469	1,783	1,679
Interest expense	(1,250)	(955)	(3,748)	(2,835)
Gain on repurchase of Convertible notes	-	327	-	327
Other income (expense)	15	(36)	18	308

Net loss	$(6,780)	$(8,319)	$(27,320)	$(32,802)

Basic and diluted loss per share	$(0.20)	$(0.25)	$(0.81)	$(1.02)

Weighted average common and dilutive securities outstanding	34,067	32,770	33,872	32,252

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(unaudited)	(unaudited )	(unaudited )	(unaudited )

Net loss	$(6,780)	$(8,319)	$(27,320)	$(32,802)
Unrealized gain (loss) on marketable securities	66	86	152	(421)
Foreign currency translation adjustment	(4)	3	(64)	(13)
Reclassification adjustment:
Net realized (gain) loss previously recognized in other comprehensive income	-	-	-	(19)
Comprehensive loss	$(6,718)	$(8,230)	$(27,232)	$(33,255)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine months ended
	October 1, 2005	October 2, 2004
	(unaudited)	(unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,320)	$(32,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,332	11,904
Amortization	1,308	1,126
Stock-based compensation	2,053	313
Gain on repurchase of Convertible notes	-	(327)
Amortization of premium on marketable securities	999	1,654
Gain on disposal of equipment	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,046)	(2,455)
Inventories	1,363	(6,422)
Prepaid expenses and other assets	389	(295)
Accounts payable	6,149	2,662
Accrued liabilities and other liabilities	(1,715)	(1,880)

Net cash used in operating activities	(15,489)	(26,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(420)	(2,889)
Proceeds from sale of equipment	53	50
Purchases of marketable securities	(43,291)	(32,636)
Proceeds from sale of marketable securities	58,880	50,109
Business acquisitions	-	(55)

Net cash provided by investing activities	15,222	14,579

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(18)	(50)
Proceeds from issuance of long-term debt, net of offering costs	-	35,895
Repurchase of Convertible notes	-	(19,400)
Issuance of common stock	99	1,299
Repurchase of common stock into treasury	(258)	-

Net cash (used in) provided by financing activities	(177)	17,744

Net (decrease)increase in cash and cash equivalents	(444)	5,801
Cash and cash equivalents at beginning of period	11,171	18,525

Cash and cash equivalents at end of period	$10,727	$24,326

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - OCTOBER 1, 2005

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

   In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company plans to adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in FAS 123R. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB 25 (as defined below) and, as such, generally recognizes no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested and Employee stock purchase plan (ESPP) participation, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cash flows. However, the level of future equity based compensation grants and ESPP participation could have a material effect on amounts recorded in the statement of operations.

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

   The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net loss, as reported	$(6,780)	$(8,319)	$(27,320)	$(32,802)
Stock based compensation included in reported net loss	622	294	2,053	313
Stock based compensation expense under fair value reporting	(1,049)	(2,051)	(2,958)	(5,628)
Pro-forma net loss	$(7,207)	$(10,076)	$(28,225)	$(38,117)

Basic and diluted loss per share:
As reported	$(0.20)	$(0.25)	$(0.81)	$(1.02)
Pro-forma	$(0.21)	$(0.31)	$(0.83)	$(1.18)

  On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,674 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 552 stock options, under this one for three exchange program, for the cancelled options. The new options have an exercise price equal to $7.27, which represented the fair market value at the date of grant and are now fully vested.

  On December 22, 2004, the Company authorized the immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772 options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2,654 amortized immediately. Had the accelerated-vest program not occurred, the related cost in the years ended December 31, 2005, 2006 and 2007 would have included $1,846, $751 and $57, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.

  In year 2004 and nine months ended October 1, 2005, the Company granted restricted shares under the 1995 Long Term Incentive and Share Award Plan (the “1995 Plan”), 1997 Long Term Incentive and Share Award Plan for Employees (the “1997 Plan”) and the 2005 Long Term Incentive and Share Award Plan (the “2005 Plan”, and together with the 1995 Plan and the 1997 Plan, the “Plans”). The value of the grants have been recorded as deferred compensation, a component of Stockholders’ Equity and amortized over their respective vest life. Restricted share grant activity is illustrated below:

					As of October 1, 2005
Grant date	Plan Type	Shares granted	Grant market price	Vest condition	Shares forfeited to date	Shares vested*

July 23, 2004	1995 Plan	67	$4.01	1 year	-	67
July 23, 2004	1997 Plan	336	4.01	1 year	47	289
January 21, 2005	1995 Plan	191	3.26	3 years	-	-
January 25, 2005	1995 Plan	11	3.03	1 year	-	-
February 4, 2005	1995 Plan	149	2.65	1 year	17	-
February 4, 2005	1995 Plan	666	2.65	3 years	68	-
August 1, 2005	2005 Plan	15	2.54	3 years	-	-
August 4, 2005	2005 Plan	271	2.60	1 year	1	-

* Of the 356 restricted shares which have fully vested, 114 shares were repurchased by the Company, as Treasury stock, from the employees and officers to fund withholding tax obligations.

  WARRANTY

Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the nine months ended October 1, 2005 included $278 in actual charges and $455 in provisions resulting in the balance of $336 at October 1, 2005. Warranty reserve movements in the nine months ended October 2, 2004 included $301 in actual charges and $363 in additional provisions.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. BUSINESS ACQUISITIONS

   On March 31, 2003, the Company acquired certain assets and liabilities of the WLAN power amplifier business of RF Solutions (“RFS”). The RFS acquisition was a strategic initiative that allows the Company to participate in the WLAN market with a depth of experienced design personnel and cutting-edge products. The Company paid cash purchase consideration on March 31, 2003 of $2,800 and issued 747 shares effective March 31, 2004, valued at $4,648 after RFS achieved certain revenue milestones. In addition, the Company incurred $217 in acquisition-related costs.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	October 1, 2005	December 31, 2004

Raw materials	$3,250	$3,510
Work in process	8,874	9,026
Finished goods	3,976	5,974
	16,100	18,510
Reserves	(3,027)	(4,074)

Total	$13,073	$14,436

4. LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Weighted average common shares outstanding used to calculate basic loss per share	34,067	32,770	33,872	32,252
Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	34,067	32,770	33,872	32,252

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the 2006 Notes (see Note 7) and 2009 Notes (see Note 7) are not included as their effect is anti-dilutive.

5. REVENUE SOURCES

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Broadband	$14,846	$13,055	$40,087	$35,146
Wireless	14,418	11,998	34,893	33,789

Total	$29,264	$25,053	$74,980	$68,935

The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Asia	$14,960	$13,080	$40,317	$37,395
USA and Canada	11,559	9,923	28,550	26,448
Other	2,745	2,050	6,113	5,092

Total	$29,264	$25,053	$74,980	$68,935

6. RESTRUCTURING AND OTHER CHARGES

  During the fourth quarter of 2003, the Company recorded restructuring and other charges of $300 associated with obligations for certain redundant leasehold premises. Those obligations were settled during the first quarter of 2005 resulting in a savings to the Company of $120. During the first nine months of 2005, the Company recognized costs of $554 for lease-related restructuring costs in addition to the aforementioned $120 reduction to the accrued restructuring balance. As of October 1, 2005, the accrued restructuring balance of $52 relates to lease-related obligations.

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

8. OTHER INCOME

  Other income for the nine months ended October 2, 2004 includes income from a $368 gain on the sale of securities and a $490 settlement received in connection with a claim against a former supplier, partially offset by a charge of $750 relating to the settlement of a contractual claim.

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

The Strategic Planning Committee of the Company's board of directors continues to assist the board in reviewing the Company’s long-term strategic plan and objectives, propose acquisition or joint venture candidates and propose possible divestitures, each with a view toward enhancing stockholder value.

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:
	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.5%	79.1%	82.0%	84.4%

Gross margin	22.5%	20.9%	18.0%	15.6%
Research and development expenses	25.6%	31.4%	30.3%	37.2%
Selling and administrative expenses	17.9%	21.9%	21.7%	25.2%
Restructuring and other charges	-	-	(0.2%)	-

Operating loss	(21.0%)	(32.4%)	(33.8%)	(46.8%)

Interest income	2.0%	1.9%	2.4%	2.4%
Interest expense	(4.3%)	(3.8%)	(5.0%)	(4.1)%
Gain on repurchase of Convertible notes	-	1.3%	-	0.5%
Other income (expense)	0.1%	(0.2)%	-	0.4%

Net loss	(23.2%)	(33.2%)	(36.4%)	(47.6%)

THIRD QUARTER 2005 (ENDED OCTOBER 1, 2005) COMPARED TO THIRD QUARTER 2004 (ENDED OCTOBER 2, 2004)

NET SALES. Net sales increased 16.8% during the third quarter of 2005 to $29.3 million from $25.1 million in the third quarter of 2004. For the nine months ended October 1, 2005, net sales were $75.0 million, an 8.8% increase from net sales of $68.9 million for the nine months ended October 2, 2004.

Sales of integrated circuits for Broadband applications increased 13.7% during the third quarter of 2005 to $14.8 million from $13.1 million in the third quarter of 2004. For the nine months ended October 1, 2005, net sales of integrated circuits for Broadband applications increased 14.1% to $40.1 million from $35.1 million in the nine-month period ended October 2, 2004. The increase in sales in the three and nine month periods ended October 1, 2005 as compared to prior periods was primarily due to an increase in demand for WLAN power amplifiers of $2.8 and $5.6 million, respectively. Partially offsetting the sales increase for the three month period ended October 1, 2005 as compared to the year-ago period were lower sales of integrated circuits shipped into cable infrastructure applications.

Sales of integrated circuits for Wireless applications increased 20.2% during the third quarter of 2005 to $14.4 million from $12.0 million in the third quarter of 2004. For the nine months ended October 1, 2005, net sales of integrated circuits for Wireless applications increased 3.3% to $34.9 million from $33.8 million in the nine-month period ended October 2, 2004. The increase in sales of integrated circuits for Wireless applications in the third quarter of 2005 compared with the third quarter of 2004 was primarily due to higher GSM power amplifier sales of $4.6 million, which were partially offset by lower sales in CDMA power amplifiers of $1.7 million and switch products of $0.8 million. The increase in sales of integrated circuits for Wireless applications for the nine months ended October 1, 2005 compared with the nine months ended October 2, 2004 was primarily due to higher GSM power amplifier sales of $9.3 million, which were partially offset by lower sales in CDMA power amplifiers of $6.2 million and switch products of $1.7 million. The lower sales of CDMA power amplifiers in the three-and nine-month periods ended October 1, 2005 were due to lower average selling prices and the transition to lower priced next-generation CDMA products, while lower sales in switch products reflect the Company’s decision to reduce its research and development efforts in this product line.

GROSS MARGIN. Gross margin during the third quarter of 2005 increased to 22.5% from 20.9% in the third quarter of 2004. For the nine months ended October 1, 2005, gross margin increased to 18.0% from 15.6% for the nine months ended October 2, 2004. The increase in gross margin in the three month period ended October 1, 2005 was primarily due to increased sales and production volumes with the consequent absorption of fixed costs. The increase in gross margin in the nine month period ended October 1, 2005 was primarily due to a shift in product mix to higher margin products favoring Broadband applications and our improved absorption of fixed costs. During the three and nine month periods ended October 1, 2005, decreases in depreciation expense of $0.9 and $3.5 million, respectively, offset declines in average selling prices.

RESEARCH AND DEVELOPMENT. Company sponsored research and development expense decreased 5% during the third quarter of 2005 to $7.5 million from $7.9 million during the third quarter of 2004. Company sponsored research and development expense for the nine months ended October 1, 2005 decreased 11.4% to $22.7 million from $25.6 million during the nine-month period ended October 2, 2004. The decrease in the three and nine month periods ended October 1, 2005 was primarily attributable to decreased headcount and related compensation expense.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 4.5% during the third quarter of 2005 to $5.2 million from $5.5 million in the third quarter of 2004. Selling and administrative expenses decreased 6.2% during the nine-month period ended October 1, 2005 to $16.3 million from $17.4 million in the nine-month period ended October 2, 2004. The decreases in selling and administrative expenses in the three and nine months ended October 1, 2005 were primarily due to decreased headcount, compensation expense and related costs within sales and marketing.

RESTRUCTURING AND OTHER CHARGES. During the first quarter of 2005, the Company settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

INTEREST INCOME. Interest income increased 29.4% to $0.6 million during the third quarter of 2005 from $0.5 million during the third quarter of 2004. For the nine months ended October 1, 2005, interest income increased 6.2% to $1.8 million from $1.7 million in the nine-month period ended October 2, 2004. The increases in the three and nine months ended October 1, 2005 were primarily due to improved interest rates.

INTEREST EXPENSE. Interest expense increased 30.9% to $1.3 million during the third quarter of 2005 from $1.0 million during the third quarter of 2004. For the nine months ended October 1, 2005, interest expense increased 32.2% to $3.7 million from $2.8 million in the nine-month period ended October 2, 2004. The interest relates to the $46.7 million outstanding balance of our 5% Convertible Senior Notes due in 2006 (the “2006 Notes”) and the $38.0 million outstanding balance of our 5% Convertible Senior Notes due in 2009 (the “2009 Notes”).

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 1, 2005, we had $10.7 million in cash and cash equivalents and $76.4 million in marketable securities. In addition, as of October 1, 2005, we had outstanding $46.7 million aggregate principal amount of our 2006 Notes and $38.0 million aggregate principal amount of our 2009 Notes.

  Operating activities used $15.5 million in cash during the nine-month period ended October 1, 2005. Investing activities, consisting principally of net sales of marketable securities of $15.6 million, provided $15.2 million of cash during the nine-month period ended October 1, 2005.

As of October 31, 2005, we had unconditional purchase obligations of approximately $5.1 million of which $3.7 million relates to capital equipment purchase requirements over the next six months to increase the installed equipment capacity of the Company's manufacturing operations resulting from anticipated increases in customer demand for the Company's products in 2006.

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company plans to adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in FAS 123R. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested and Employee stock purchase plan (ESPP) participation, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cash flows. However, the level of future equity based compensation grants and ESPP participation could have a material effect on amounts recorded in the statement of operations.
On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1.8 million options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares of approximately $2.65 million amortized immediately. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and expectation that we will continue to incur losses; (ii) our underutilized manufacturing capacity has adversely affected our gross margins and profitability; (iii) our dependence on a small number of customers; (iv) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (v) our products have experienced rapidly declining unit prices; (vi) the manufacturing of our products could be delayed as a result of the outsourcing of our test operations; (vii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (viii) we face intense competition, which could result in a decrease in our products’ prices and sales; (ix) we may not have sufficient cash flow to make payments on our 2006 Notes and 2009 Notes and any other debt we may incur; (x) capital required for our business may not be available when we need it; (xi) we may pursue selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations may be expensive and divert management time; (xii) we may face interruptions in our manufacturing processes; and (xiii) provisions in our governing documents and our shareholders rights agreement could discourage takeovers and prevent shareholders from realizing an investment premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

  Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 1, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  We are a party to litigation arising in the ordinary course out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans
July 3, 2005 to July 30, 2005 (1)	113,761 (2)	$2.27	N/A	N/A

(1) All share repurchases during the third quarter of 2005 occurred on July 27, 2005.
(2) The Company repurchased 113,761 restricted shares from employees and officers of the Company to fund withholding tax obligations incurred upon the vesting of certain restricted shares granted to such employees and officers.

ITEM 5. OTHER INFORMATION

  On August 1, 2005, the Company and Ronald Rosenzweig, the Chairman of the Board of Directors of the Company, executed an amendment to Mr. Rosenzweig’s employment agreement dated June 1, 1999, as amended (the “Agreement”). The amendment provides for a one-year extension of Mr. Rosenzweig’s Agreement and was authorized by the Company’s Board of Directors on July 29, 2005. All of the original material terms not described herein of Mr. Rosenzweig’s Agreement remain in full force and effect. This description of the amendment to the Agreement is qualified in its entirety by reference to the Agreement and the amendment attached as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

10.1 Amendment No. 4 as of August 1, 2005 to the Employment Agreement dated June 1, 1999, as amended, between the Company and Ronald Rosenzweig.

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
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

Dated: November 4, 2005

                                                       Exhibit 10.1

Ronald Rosenzweig                                                           1 August 2005
[Address]

Subject: Amendment - Agreement June 1, 1999 - Revision

Dear Ron;

This is to confirm the revision made by the Board of Directors at the July 29, 2005 meeting in the extension of the Agreement dated June 1, 1999 between you and ANADIGICS, Inc. (and extended from July 2, 2002 through July 2, 2003, from July 2, 2003 through July 2, 2004, and from July 2, 2004 through July 2, 2005), regarding your employment by the Company. The existing agreement set to expire July 2, 2005, will be extended with the following terms and conditions:

1.	Your employment is extended for the period from July 2, 2005 through July 2, 2006 at 25% time as ANADIGICS employee.
2.	Your base salary compensation shall be at the annual rate of $100,000 paid biweekly.
3.	All other terms of your agreement dated June 1, 1999 remain intact as part of this extension.

If you are in agreement with the foregoing, please sign and return to John Warren, a copy of this letter.

Very truly yours,

/s/ Bami Bastani

Bami Bastani
President & Chief Executive Officer
ANADIGICS, Inc.

Accepted and agreed to as stated.

/s/Ronald Rosenzweig

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

Date: November 4, 2005
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

Date: November 4, 2005
By:	/s/ Thomas C. Shields
Thomas C. Shields
Senior Vice President
and Chief Financial Officer

                                                                                                Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended October 1, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 4, 2005
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

Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended October 1, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 4, 2005
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