Form 10-K
ANADIGICS INC
filed 2006-02-28
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

Or

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes / / No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer / / Accelerated filer / / Non-accelerated filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of July 2, 2005 was approximately $67 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ National Market on such date.

The number of shares outstanding of the registrant's common stock as of February 15, 2006 was 36,479,870 (excluding 113,761 shares held in treasury).

Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS.

Overview

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of radio frequency integrated circuits (RFIC) and radio frequency (RF) front end solutions in the rapidly growing wireless handset and broadband communications markets. Our products include power amplifiers (PAs), tuner integrated circuits, active splitters and other components, which can be sold individually or packaged as integrated RF modules. In the wireless handset market, we focus on RFIC and RF front end solutions for wireless handsets operating over various air interface standards. In the broadband market, our focus is on applications for Wireless Local Area Networking (WLAN) systems, cable set-top boxes, cable television infrastructure systems, worldwide interoperability for microwave access (WiMAX) systems and fiber-to-the-premises (FTTP) communications systems. Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability and time-to-market, while reducing the size, weight and cost of their products. We have longstanding customer relationships with several of the industry leaders in their respective markets, including LG Electronics Inc. (LG Electronics), Samsung Electronics Co., Ltd. (Samsung), KYOCERA Corporation (Kyocera) and Research in Motion Limited (RIM) in the wireless handset market; INTEL Corporation (Intel) in the WLAN market; and Scientific-Atlanta, Inc. (Scientific Atlanta) and Motorola, Inc. (Motorola) in the cable set-top box and cable infrastructure markets. Additionally, in the wireless arena, we have been included in reference designs of industry leaders such as Qualcomm Incorporated (Qualcomm), Texas Instruments Incorporated (Texas Instruments), Broadcom Corporation (Broadcom) and Atheros Communications, Inc. (Atheros).

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Current Trends and Developments

We believe our business is benefiting from two key trends: (1) an increased dollar content of our products per wireless handset, set-top box and WLAN chipset, and (2) strong unit sales growth in our end markets. We believe that the combination of these two trends will enable us to outpace the overall end product unit growth in the wireless and broadband markets. For example, in the wireless handset market, a key trend is the growing adoption of third-generation, or 3G, wireless handsets that require an additional number of PAs with higher performance levels and integration. The complexity of 3G designs coupled with our selection in the reference designs of one of the leading 3G wireless chipset vendors makes it more difficult for our competitors to displace our products and allows us to capitalize on the growth in 3G. In the WLAN market, our business is benefiting from both the continued unit growth in the overall WLAN market as well as the growing adoption of the 802.11a/b/g standard, which requires two PAs in the same chipset as compared to one PA, which was required under the prior standard. We are experiencing growth in our semiconductor tuner and active splitter business as a result of the increasing popularity of cable set-top boxes that incorporate enhanced functionality such as DVRs and high definition television (HDTV) reception. In addition, we believe that DTV, TV-in-PC applications and a new generation of cable modems based on the DOCSIS 3.0 standard will increase the addressable market for our semiconductor tuners and active splitters. We believe our CATV infrastructure business will benefit from the upcoming launch of 1 GHz products from Scientific Atlanta, which we expect will drive an upgrade from the existing 870 MHz standard.

We continue to focus on leveraging our technological and manufacturing advantages to remain a leading supplier of RFICs and RF front end solutions. We believe our proprietary InGaP-plusTM technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the market place. Our primary fab, a state-of-the-art six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999. Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated. We believe that this facility will enable us to capitalize on the growing demand for RFICs. Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors. We believe our strong fabrication capability and available capacity, combined with integrated product design and logistics expertise, allow us to quickly develop and manufacture products to meet market and customer requirements.

Industry Background

Wireless Handsets

According to International Data Corporation (IDC), worldwide shipments of wireless handsets are expected to grow from 707 million units in 2004 to almost 1 billion units in 2009. Growth in the shipments of wireless handsets that use the W-CDMA and EDGE standards is expected to significantly outpace the growth in the overall number of wireless handset shipments in the next several years. According to IDC, the number of wireless handsets manufactured to these new technological standards are expected to grow from 40.3 million units shipped in 2004 to 480.9 million by 2009, representing a 64.1% compound annual growth rate as compared to the expected overall compound annual wireless handset growth rate of 7.1% during the same period.

Traditionally, a single PA supported a chipset contained in a wireless handset. However, the adoption of 3G technologies has led to wireless handset designs that use multiple PAs capable of working with both older frequencies and the newer 3G frequencies. These wireless handsets also require PAs with higher power performance specifications and levels of integration.

    The key drivers of growth in the wireless handset market are:

• Deployment of 3G networks and services.

• New subscribers in developing countries.

• Availability of new features and functionality driving replacements.

The wireless capabilities of wireless handsets are provided primarily by a semiconductor chipset. The key components of a wireless chipset are typically a PA, transceiver and baseband. The PA boosts the transmit signal, thereby providing the necessary range and data throughput. As additional features and functionality are incorporated into wireless handsets, increasing demands are placed on the wireless handset battery, thereby reducing battery life. The high-performance PA is a critical component in the chipset as it directly impacts battery life and, consequently, available talk time. We believe our differentiated process and design technologies such as High Efficiency at Low Power (HELPTM) provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time. The adoption of 3G networks with HSDPA standard for voice and multimedia is a positive catalyst for our 3G PAs since we are the primary PA supplier on Qualcomm’s MSM SURF reference design, which is a leading design based on the HSDPA standard. 3G networks not only enable data and multimedia applications, but also provide for a lower cost per subscriber, and as a result are being quickly adopted by network service providers.

In addition to wireless handsets and data cards, 3G capability is also being embedded within notebook computers. We are a leading participant in this market through the use of our technologies in the reference design for Sierra Wireless Air cards, as well as in the reference designs of other providers in this growing market.

Broadband Communications

In the broadband area of our business we sell RFICs used in all areas of the customer premises, including the home and office. Currently, broadband communications signals enter the customer premises over cable infrastructure or FTTP communications systems. In the future, we believe that WiMAX will provide an additional means for high speed wireless broadband access to the customer premises. Once broadband communications are within the customer premises, they are transmitted into cable set-top boxes and other WLAN communications devices within the customer premises, including personal computers and printers, as well as other WLAN-enabled devices. Our customers are some of the leaders of the broadband communications industry, including Intel, Motorola and Scientific Atlanta. We believe the markets for our broadband products are characterized by fewer competitors, higher barriers to entry and longer design cycles. In addition, current trends in these markets are resulting in an increasing number of RFICs being included in a single set-top box and in a single WLAN chipset, which we believe will allow us to outpace the overall unit growth in the broadband market. We believe our customer relationships with industry leaders, including Intel, Scientific Atlanta and Motorola, position us to capitalize on these trends and expand our broadband business.

Wireless Local Area Networking (WLAN)

As with wireless handsets, the wireless capabilities of WLAN networking products are provided primarily by a semiconductor chipset. A WLAN chipset typically contains a PA, radio transceiver and a digital media access controller. The PA boosts the transmit signal, thereby improving the range and data throughput. Traditionally, a single PA supported each WLAN chipset. Recently, WLAN products have begun requiring dual-band designs which incorporate an additional PA.

Over the past few years, technology based upon the widely adopted 802.11b specification has been replaced by the 802.11g specification, which has become the mainstream WLAN technology. The industry is now migrating to the dual-band 802.11a/b/g standard. Dual band designs which operate at multiple frequencies and require two PAs to operate instead of one are expected to have a 103.1% compound annual growth rate from 2004 to 2009 according to IDC. We are the primary supplier to Intel, the leading manufacturer of WLAN chipsets for the notebook computer market and expect to benefit from both the unit growth and increased PA content in dual-band WLAN chips. The 802.11 Pre-n and 802.11n standards for multimedia products, also known as MIMO (Multi Input Multi Output), are expected to have a 233.2% compound annual growth rate from 2004 to 2009 according to IDC. We hold a strong portfolio of products in this emerging market.

Not only are notebook computers increasingly being shipped with embedded WLAN functionality, but WLAN functionality is now being embedded in other consumer electronic devices such as cameras, printers, audio devices, mobile phones and gaming consoles. We are currently designed into wireless access points and printers through Broadcom and “smart” wireless handsets with Atheros, and we are actively engaged in discussions to be included in the reference designs of other leading WLAN chipset providers for these applications.

Cable set-top boxes and other semiconductor tuner markets

The market for set-top boxes is being shaped by several key trends. Set-top boxes are incorporating advanced functionality such as DVR, HDTV, wireless internet access, interactive services, home networking and gaming. These new features are driving demand for both new and replacement set-top boxes. According to IDC, worldwide shipments of cable set-top boxes with DVR functionality are expected to grow at a 26.1% compound annual growth rate from 2004-2009, which is significantly higher than the projected growth rate of the overall cable set-top box market. As a long-term supplier to Motorola and Scientific Atlanta, we are well positioned to benefit from this trend. High-end set-top boxes with DVRs require multiple semiconductor tuners and an active splitter. As the demand for this type of high-end set-top box continues to grow, the demand for the components we manufacture increases even more rapidly.

We believe that DTV, TV-in-PC applications and next-generation cable modems will increase the addressable market for semiconductor tuner products. A key driver for the growth of the DTV market is the Federal Communications Commission mandate which requires that by 2009, all television broadcasts in the U.S. must use the digital transmission standard. In preparation for this deadline, additional mandates require television sets sold in the U.S. to contain DTV tuners. The increased popularity of multimedia personal computers is also driving the television tuner market. Tuners integrated into personal computers, either directly or as part of receiver add-on cards, enable the viewing of cable or broadcast programming on the personal computer. Our new tuner products support both the DTV transition and multimedia personal computer applications. We also believe that as the cable modem market transitions to the new DOCSIS 3.0 standard it will provide an additional opportunity for our semiconductor tuners and other components. The DOCSIS 3.0 standard uses multiple channels simultaneously to provide wider bandwidth and higher data throughput and we are developing new products for this standard.

Worldwide Interoperability for Microwave Access (WiMAX)

WiMAX is an emerging wireless standard that provides high-throughput broadband connections over long distances. According to IDC, WiMAX chipset shipments are expected to grow from 15,000 units shipped in 2005 to 10.7 million units shipped by 2008. Although the WiMAX market is still in an early stage of development, we believe there is significant opportunity for future growth and we have formed relationships with leading equipment and chipset vendors in this market.

    CATV infrastructure and FTTP

We are a leading supplier of 12V and 24V line amplifier RFICs, drop amplifiers and photodetector diodes to the cable infrastructure market. This market is experiencing growth as a result of increasing cable television infrastructure bandwidth, the increased deployment of CATV fiber nodes, FTTP, Local Area Networks (LAN), Metropolitan Area Networks (MAN) and Storage Area Networks (SAN). We are participating in the upgrade in infrastructure bandwidth through our collaboration with Scientific Atlanta. Historically, we have enjoyed long product life cycles in these markets.

Our Strategy

    Our objective is to be the leading supplier of RFICs for the wireless and broadband communications markets. The key elements of our strategy include:

• Focus on gross margin expansion. We seek to expand our gross margins and profitability by focusing on those products and markets where we currently enjoy a leading market position and have strong technological leadership. We intend to focus on supplying products in the following markets for this purpose: (1) semiconductor tuners and active splitters for the growing market of set-top boxes with DVRs and DTV and PC-TV, (2) highly integrated PAs for 3G/EDGE wireless handsets, (3) PAs for multi-band WLAN chipsets, and (4) infrastructure products for the cable and WiMAX markets. In addition, we believe that our gross margins will expand to the extent we acheive increased utilization of our fab.

• Expand existing relationships with industry leaders. Because only a few wireless chipset providers lead the wireless handset market, selection in these companies’ reference designs is critical to driving component sales to wireless handset manufacturers. We have been selected in reference designs at Qualcomm, Texas Instruments and MediaTek-AEI, Inc. (MediaTek), three of the leading wireless chipset providers. We believe that expanding our relationships with these companies will continue to contribute to future growth and market share gains.

• Focus on tier-one customers. Our customers include tier-one manufacturers in our target markets, including Intel, Motorola, Scientific Atlanta, Samsung and LG Electronics. We believe that as industry leaders these companies will benefit from the positive trends in their respective markets. We intend to continue to focus on building customer relationships with these market leaders, as well as to expand our tier-one customer base.

• Continue to focus on the RF front end. In the wireless handset and WLAN markets, we intend to remain focused exclusively on developing solutions in the RF front end. By remaining focused on the RF front end we will leverage our efficient use of research and development spending and our high degree of business compatibility with our chipset partners.

• Expand business in Asia. We believe that sales to wireless handset manufacturers in Asian markets represent a significant growth opportunity for our business. These manufacturers represent global tier-one suppliers such as Samsung and LG Electronics, major original design manufacturers (ODMs) and leading Asian wireless handset manufacturers such as Huawei Technologies Co., Ltd., ZTE Corporation and TCL Communication Technology. Not only do these manufacturers export their products to North America, South America and Europe, but they also use our products in wireless handsets to supply their growing domestic markets. Asian handset manufacturers tend to more closely follow the reference designs of leading wireless chipset providers. As a result, we intend to leverage our selection in the reference designs of Qualcomm, Texas Instruments and MediaTek to further penetrate the growing Asian market.

• Pursue new growth opportunities and markets. We intend to selectively expand our product portfolios to take advantage of new growth opportunities and markets. For example, in the wireless handset market, we recently introduced a PA product for the GSM standard and have successfully expanded our share of this market. In the broadband market, we intend to pursue future growth areas resulting from the increasing adoption of DTV, the emergence of the WiMAX standard and the migration in cable modem technology to DOCSIS 3.0. We have existing customer and other business relationships with companies that are leading these market changes. We intend to leverage these relationships and our existing technology and expertise to grow our business in these areas.

• Leverage our RF design, differentiated leading-edge technology and manufacturing capabilities. We intend to use our RF design and manufacturing capabilities to continue to develop products with high performance, power efficiency and reliability, while reducing their size, weight and cost. We expect to continue to apply our proprietary InGaP-plusTM technology to achieve a high level of integration in our products and reduce our costs of production. In addition, we will focus on increasing the utilization of our six-inch wafer fab, which allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors.

Products

We classify our revenues based upon the end application of the product in which our integrated circuits are used. For the years ended December 31, 2003, 2004 and 2005, wireless handset applications accounted for approximately 55%, 50% and 49%, respectively, of our total net sales, while broadband applications accounted for approximately 45%, 50% and 51%, respectively, of our total net sales.

Wireless Handsets

    The following table sets forth information regarding our principal products in the wireless handset market:

Product	Application
Handset Products
Power Amplifier (PA)	Used in RF transmit chain of wireless handset to amplify signal to base station.
Single-band PA module	Encapsulates InGaP HBT PA die and certain passive components in multi-layer laminate module. Used primarily in CDMA and W-CDMA handsets.
HELP™ PA Module	High Efficiency at Low Power PA that lowers average power consumption by 50%. Used primarily in CDMA and W-CDMA handsets.
Quad-band PA module	Encapsulates InGaP HBT PA die, CMOS bias control chip, and certain passive components in multi-layer laminate module. Used primarily in GSM and EDGE handsets.
PowerPlexer™
RF front end module, which encapsulates two InGaP HBT PA die, CMOS, bias and power control chip, antenna switch, coupler, harmonic filter and passives in multi-layer laminate module. Used in GSM handsets.

RF Switches	Used in wireless handsets and other wireless applications to switch between receive and transmit modes and multiple frequency bands.

    Our principal customers in the wireless handset market include World Peace Group and LG Electronics. Of our total net sales in the year ended December 31, 2005, World Peace Group and LG Electronics accounted for approximately 16% and 11%, respectively, while no other customer in this market accounted for 10% or more of our total net sales during 2005.

Broadband Communications

The Broadband segment of our business encompasses our key markets in video and data telecommunications systems, primarily consisting of CATV, WLAN, WiMAX and fiber optic applications.

The following table outlines our principal CATV products and their applications:

Product	Application
CATV Set-Top Boxes Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.

CATV Infrastructure Products

Line Amplifiers	Used to distribute RF signals from headends to subscribers.
Drop Amplifiers	Used to amplify RF signals at individual subscriber locations.
Photodetector Diodes	Used to convert from optical to RF signals.

No customer in our cable and broadcast markets accounted for 10% or more of our total net sales in 2005.

The following table sets forth information regarding our principal products in the WLAN market:

Product                Application

WLAN Products

2.4 GHz PAs	Used in wireless network interface cards (NIC), embedded notebook computers (mini-PCI) and access point (AP) applications to boost the transmit signal for increased range and data throughput.

5 GHz PAs	Used in wireless rich-media applications, such as streaming audio/video, to boost the transmit signal for increased range and data throughput.

Dual band PAs	Used in wireless network systems that require seamless transition between frequencies to mitigate interference and congestion.

MIMO PAs	Used in multimedia applications for higher data throughput and greater WLAN coverage.

    For the year ended December 31, 2005, Intel accounted for approximately 14% of our total net sales. No other customer in this market accounted for 10% or more of our total net sales in 2005.

Marketing, Sales, Distribution and Customer Support

We primarily sell our products to our direct customers worldwide. We have developed close working relationships with leading companies in the broadband and wireless communications markets. Additionally, we selectively use independent manufacturers’ representatives and distributors to complement our direct sales and customer support efforts. In certain geographies such as Asia, we increasingly use value-added distributors such as Richardson Electronics Ltd. (Richardson Electronics), Takachiho Koheki Co., Ltd. and World Peace Group, one of the largest distribution businesses in Asia. Many of our customers are serviced through Richardson Electronics in the United States, Europe and Korea, while World Peace Group primarily focuses on China and Taiwan. Our relationship with World Peace Group enables us to manage our inventories and payment terms in China with a single entity. World Peace Group’s vast sales network also provides us access to tier-one customers in China. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

We believe that the technical nature of our products and markets demands an extraordinary commitment to building and maintaining close relationships with our customers. Our sales and marketing staff, which is assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. Our design and applications engineering staff actively communicate with customers during all phases of design and production. We have highly specialized field application engineering teams near our customers in Korea, Taiwan and China, as well as a system application team in Denmark, which is located near Texas Instruments’ reference design team in Denmark. We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

We believe that reference-design manufacturers in the wireless and broadband markets will continue to play an ever-increasing role in the future of these markets. Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to penetrate these market opportunities.

Process Technology, Manufacturing, Assembly and Testing

We design, develop and manufacture RFICs primarily using GaAs compound semiconductor substrates with various process technologies, Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT). Our proprietary technology, which utilizes InGap-plusTM, combines InGAP HBT and pHEMT processes on a single substrate, enabling us to integrate the PA function and the RF active switch function on the same die.

Manufacturing

We fabricate substantially all of our ICs in our six-inch diameter GaAs wafer fab in Warren, New Jersey and in our two-inch diameter InP fab in Camarillo, California.

Our Warren facility has a 19,000 square foot fab, including 10,000 square feet of Class 100 clean room space. At December 31, 2005, our weekly capacity was 575 equivalent six-inch HBT wafers. We believe that based upon the available clean room space in our Warren facility we have the ablility, with the incremental addition of capital equipment, to increase the weekly production capacity to as much as 1,500 equivalent six-inch HBT wafers in response to market conditions.

Our Warren fab was first certified as ISO 9001 compliant in December 1993. Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard. In 2004, we also received ISO 14001 certification.

Our manufacturing process technology includes our two-inch InP process in Camarillo where we have a 2,000 square foot clean room facility, which houses our InP detector production. Production capacity is currently seven two-inch-or-less InP wafers per week, per shift. Our Camarillo facility is ISO 9001:2000 certified.

Assembly

Fabricated GaAs wafers are shipped to contractors in Asia for packaging into standard plastic lead frame-based packaging or modules.

Since the processes cannot be easily or economically integrated onto a single die, multi-chip modules that combine multiple die within a single package have taken hold, enabling the selection of the optimal process technology for each IC within the package. This provides enhanced integration at the sub-system level. These solutions generate significant size reductions in wireless handset component circuitry.

Modules allow our customers to get their product to market more rapidly at a lower overall end product cost due largely to the reduced parts count and reduction in required engineering effort. We believe we are well positioned to address the shift toward more complex multi-chip modules because we possess both extensive process breadth (a key advantage, as modules typically incorporate numerous process technologies) and a large portfolio of RF expertise (e.g., PAs, switches, transceivers, filters, and discretes).

Final Test

After assembly, packaged ICs are tested prior to shipment to our customers. We outsource most of our production RF testing operations, which are performed near our module assembly contractors in Asia. This adds considerable efficiencies to the device manufacturing process in reducing product cycle times and manufacturing costs and supports our initiative to reduce manufacturing costs by lowering the average test cost per unit.

Raw Materials

GaAs wafers, InP wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our ICs are available from a limited number of sources.

Research and Development

We have made significant investments in our proprietary processes, including product design and wafer fabrication, which we believe gives us a competitive advantage. Research and development expenses were $32.1 million, $33.3 million and $29.9 million in 2003, 2004 and 2005, respectively. We continue to focus our research and development on PAs and front end modules for GSM, GPRS, EDGE, CDMA and W-CDMA in the wireless market, and on semiconductor tuners, active splitters, WLAN, WiMAX, CATV infrastructure and FTTP in the broadband market.

Our wireless PA capability has expanded from plastic-packaged GaAs RFIC products to RF modules incorporating multiple technologies. This capability is critical to encapsulating RF intellectual property and know-how into a module that may be used to shrink the time-to-market for wireless handset manufacturers. Our RF PA modules use a multi-layer laminate substrate to combine our proprietary InGaP HBT PA ICs with custom-designed CMOS controllers and passive components.

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

Customers

We receive most of our revenues from a few significant customers. Sales to World Peace Group, Intel and LG Electronics accounted for 16%, 14%, and 11%, respectively, of total net sales during 2005.

Employees

As of December 31, 2005, we had 439 employees, including 6 employees in Denmark, 5 of whom were members of the Danish Engineering Union. We believe our labor relations to be good and we have never experienced a work stoppage.

Competition

We compete with U.S. and international semiconductor and integrated circuit manufacturers of all sizes. Our key competitors in the wireless handset market are RF Micro Devices, Inc. and Skyworks Solutions, Inc.

Within our broadband market, which includes the cable set-top box, WLAN, WiMAX and CATV infra-structure markets, our competitors are also primarily manufacturers of both discrete components and ICs. Our key competitors are Microsemi Corp., Sirenza Micro Devices and Microtune, Inc., as well as certain of our customers who design and fabricate their own in-house solutions.

Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Increased competition could adversely affect our revenue and profitability through price reductions or reduced demand for our products.

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs. We own 49 U.S. patents and have seventeen pending U.S. patent applications. The U.S. patents were issued between 1988 and 2006 and will expire between 2006 and 2024.

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

Environmental Matters

Our operations are subject to federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. These laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct, and have conducted, our activities and operations in substantial compliance with applicable environmental laws and regulations, and that costs arising from existing environmental laws and regulations will not have a material adverse effect on our results of operations. We cannot assure you, however, that such environmental laws and regulations will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws and regulations.

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

*************************************************************************************

ITEM 1A. RISK FACTORS

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

IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING AN INVESTMENT IN THE COMPANY AND IN ANALYZING OUR FORWARD-LOOKING STATEMENTS.

Risks Related to ANADIGICS

We have a history of recent losses, and expect to continue to incur losses.

    We have incurred operating and net losses in each of the three years in the period ended December 31, 2005, and may continue to incur losses in 2006. Although we continue to gain increased market acceptance for certain of our products, we cannot assure you as to when or whether we will become profitable again.

We face intense competition, which could result in a decrease in our products’ prices and sales.

    The markets for our products are intensely competitive and are characterized by rapid technological change. We compete with U.S. and international semiconductor and integrated circuit (IC) manufacturers of all sizes, some of whom have significantly greater financial, technical, manufacturing and marketing resources than we do. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share. We believe that the principal competitive factors for suppliers in our markets include, among others:

• time-to-market;

• timely new product innovation;

• product quality, reliability and performance;

• product price;

• features available in products;

• compliance with industry standards;

• strategic relationships with leading reference design providers and customers; and

• access to and protection of intellectual property.

    Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

    Current and potential competitors have established or may in the future establish, financial or strategic relationships among themselves or with customers, distributors, reference design providers or other third parties with whom we have or may in the future have relationships. If our competitors are able to strengthen existing, or establish new, relationships with these third parties they may rapidly acquire market share at our expense. We cannot assure you that we will be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our financial condition and results of operations.

We will need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive.

    The markets for our products are characterized by rapid changes in both product and process technologies based on the continuous demand for product enhancements, higher levels of integration, decreased size and reduced power consumption. Because the continuous evolution of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for our products, we believe that our future success will depend, in part, upon our ability to continue to improve the efficiency of our products and process technologies and rapidly develop new products and process technologies. The successful development of our products is highly complex and depends on numerous factors, including our ability to anticipate customer and market requirements and changes in technology and industry standards, our ability to differentiate our products from offerings of our competitors, and our ability to protect and obtain adequate intellectual property for our new products. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economically acceptable alternative technology, our financial condition and results of operations could be materially and adversely affected. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful.

Our gallium arsenide semiconductors may cease to be competitive with silicon alternatives.

    Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally PAs and switches, which tend to be more expensive than their silicon counterparts. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. We expect the cost of producing gallium arsenide devices will continue for the foreseeable future to exceed the costs of producing their silicon counterparts. In addition, silicon semiconductor technologies are widely-used process technologies for certain integrated circuits and these technologies continue to improve in performance. Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts. If we do not continue to offer products that provide sufficiently superior performance to justify their higher cost, our financial condition and results of operations could be materially and adversely affected. We cannot assure you that there will continue to be products and markets that require the performance attributes of gallium arsenide solutions.

Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.

    We do not manufacture any of the starting wafers, packaging or passive components used in the production of our gallium arsenide integrated circuits. Wafers, packaging and passive components are available from a limited number of sources. If we are unable to obtain these wafers, packaging or passive components in the required quantities, we could experience delays or reductions in product shipments, which could materially and adversely affect our financial condition and results of operations.

    We depend on a limited number of vendors to supply the equipment used in our manufacturing processes. When demand for semiconductor manufacturing equipment is high, lead times for delivery of such equipment can be substantial. We cannot assure you that we would not lose potential sales if required manufacturing equipment is unavailable and, as a result, we are unable to maintain or increase our production levels. A delay for any reason in increasing capacity would limit our ability to increase sales volumes. In addition, if we fail to increase production and do not have sufficient capacity to satisfy the demand for our products, our relationships with customers could be harmed.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenue.

    We receive a significant portion of our revenues from a few significant customers and their subcontractors. Sales to World Peace Group, Intel and LG Electronics accounted for approximately 16%, 14% and 11%, respectively, of our total net sales during 2005. Sales to our greater than 10% customers have exceeded  40% of total net sales in each of the last three fiscal years. Our financial condition and results of operations have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose any of our major customers, or if sales to these customers were to decrease materially, our financial condition and results of operations could be materially and adversely affected.

The short life cycles of some of our products may leave us with obsolete or excess inventories.

    The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. For example, we estimate that current life cycles for wireless handsets, and in turn our wireless products, are approximately 9 to 12 months. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not require that we take significant charges that will negatively affect our operating profit and net income.

We may face interruptions in our manufacturing processes.

    Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of multiple steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial interruption in our manufacturing processes.

    Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include electrical power outages, fire, earthquakes, flooding, international conflicts, war, acts of terrorism, or other natural or man-made disasters. Disruptions of our manufacturing operations could cause significant delays in our shipments unless and until we are able to shift the manufacturing of such products from an affected facility to another facility or the disruption is remedied. Furthermore, many of our customers require that they qualify a new manufacturing source before they will accept products from such source. This qualification process may be expensive and time consuming. In the event of such delays, we cannot assure you that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative manufacturing capacity or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing.

    Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption at the Warren, New Jersey semiconductor wafer fab, alternative gallium arsenide production capacity would not be readily available from third-party sources. Any disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

• operator errors;

• contamination of the manufacturing environment; and

• equipment failure.

    Many of our manufacturing costs are fixed and average selling prices for our products tend to decline over time. Therefore, it is critical for us to increase the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain or improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our financial condition and results of operations and have done so in the past. We cannot assure you that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. If any new yield problems were to arise or any existing yield problems were to continue, our financial condition and results of operations could be materially and adversely affected.

Our dependence on foreign semiconductor assembly and test operations contractors could lead to delays in or reductions of product shipments.

    We do not assemble or test all of our integrated circuits or multi-chip modules. Instead, we provide the integrated circuit die and, in some cases, packaging and other components to assembly or test vendors located primarily in Asia. We maintain two qualified service locations for each assembly and test process. If we are unable to obtain sufficient high quality and timely assembly or test service, or if we lose one of our current assembly or test service locations, or if we experience delays in transferring our production between assembly or test locations, or if means of transportation to these locations are interrupted, we would experience delays or reductions in product shipment, and/or reduced product yields, which could materially and adversely affect our financial condition and results of operations.

Our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets.

    The semiconductor industry and our end markets have been cyclical, seasonal and subject to significant downturns. In past years, the industry has experienced periods marked by market weaknesses that created lower order demand, production overcapacity, high inventory levels, and accelerated declines in average selling prices for our products. These factors negatively affected our financial condition and results of operations during these periods and may negatively affect our financial condition and results of operations in the future.

    Our results of operations also may be subject to significant quarterly and annual fluctuations. These fluctuations are due to a number of factors, many of which are beyond our control, including, among others:

• changes in end-user demand for the products manufactured and sold by our customers;

• the effects of competitive pricing pressures, including decreases in average selling prices of our products;

• industry production capacity levels and fluctuations in industry manufacturing yields;

• levels of inventory in our end markets;

• availability and cost of products from our suppliers;

• the gain or loss of significant customers;

• our ability to develop, introduce and market new products and technologies on a timely basis;

• new product and technology introductions by competitors;

• changes in the mix of products produced and sold;

• market acceptance of our products and our customers; and

• intellectual property disputes.

    As a result, we may experience substantial period-to-period fluctuations in future operating results. Investors should not rely on our results of operations for any previous period as an indicator of what results may be for any future period. Failure of our operating results to meet the expectations of analysts or investors could materially and adversely affect the price of our common stock.

    Decline in our revenues and the underutilization of our manufacturing capacity have in the past and may continue to adversely affect our gross margins and profitability.

    Our manufacturing infrastructure and capacity were designed to address significantly higher product demand levels than we have recently experienced and consequently we have in the recent past and may in the future continue to underutilize our manufacturing capacity. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, our fixed production costs increase as a percentage of revenues during a period of declining revenues, which adversely affects our gross margin and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development in order to maintain our competitive position. Improved utilization of our manufacturing capacity will depend on continued growth in demand for our products.

    Our products have experienced significant declines in unit prices.

    In each of the markets where we compete, prices of established products tend to decline significantly over time and in some cases rapidly. Accordingly, in order to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our financial condition and results of operations could be materially and adversely affected.

    We face a risk that capital needed for our business will not be available when we need it.

    In the future, we may need to access sources of financing to fund our growth. Taking into consideration our cash balance as of December 31, 2005, including marketable securities of $86.4 million, our $46.7 million in outstanding senior convertible unsecured notes due November 2006 and our $38.0 million in outstanding senior convertible unsecured notes due October 2009, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months.

    However, there is no assurance that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets, as well as the then current condition of our company, will affect our ability to raise capital, as well as the terms of any financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required could have a material adverse affect on us.

    In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

    Our success depends on our ability to attract and retain qualified personnel.

    A small number of key executive officers manage our business. Their departure could have a material adverse effect on our operations. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical sales and marketing personnel, design and application engineers, as well as senior management. We believe that there is, and will continue to be, intense competition for qualified personnel in the semiconductor industry as the emerging wireless and broadband markets develop, and we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining highly qualified technical sales and marketing personnel, design and application engineers, as well as senior management. We do not presently maintain key-man life insurance on any of our key executives or officers.

We are subject to risks due to our international customer base and our subcontracting operations.

    Sales to customers located outside of the United States and Canada (based on shipping addresses and not on the locations of ultimate end users) accounted for 49%, 61% and 61% of our net sales for the years ended December 31, 2003, 2004 and 2005, respectively. We expect that international sales will continue to represent a significant portion of our net sales. In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of gallium arsenide integrated circuits, and assemble and test nearly all of our products.

    Due to our reliance on international sales and on foreign suppliers, assemblers and test houses, we are subject to risks of conducting business outside of the United States, including primarily those arising from local economic and political conditions, international health epidemics, restrictive governmental actions (e.g., exchange controls, duties, etc.), limitation of protecting intellectual property rights in foreign jurisdictions and potential acts of terrorism.

We are subject to stringent environmental laws and regulations both domestically and abroad.

    We are subject to a variety of federal, state, local and foreign laws and regulations governing the protection of the environment. These environmental laws and regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from our manufacturing processes. Failure to comply with environmental laws and regulations could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination. Although we are aware of contamination resulting from historical third-party operations at one of our facilities, a prior owner of such facility has been performing, and paying for the costs associated with, remediation of this property pursuant to an agreement with the state environmental regulatory authority. However, we cannot assure you that such prior owner will continue to do so or that we will not incur any material costs or liabilities associated with compliance with environmental laws in the future.

We may not be successful in protecting our intellectual property rights or in avoiding claims that we infringe on the intellectual property rights of others.

    Our success depends in part on our ability to obtain patents and copyrights. Despite our efforts to protect our intellectual property, unauthorized third parties may violate our patents or copyrights. In addition to intellectual property that we have patented and copyrighted, we also rely on trade secrets, technical know-how and other non-patented proprietary information relating to our product development and manufacturing activities, which we seek to protect, in part, by entering into confidentiality agreements with our collaborators and employees. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

    We seek to operate without infringing on the intellectual property rights of third parties. As is typical in the semiconductor industry, we have been notified, and may be notified in the future, that we may be infringing on certain patents and/or other intellectual property rights of other parties. We cannot assure you that we will not be subject to litigation to defend our products or processes against claims of patent infringement or other intellectual property claims. Any such litigation could result in substantial costs and diversion of our resources. If we infringe on the intellectual property rights of others, we cannot assure investors that we would be able to obtain any required licenses on commercially reasonable terms and we may be required to pay substantial damages, including treble damages, and cease production of our work product or use of one or more manufacturing processes. Even if we are ultimately successful, patent litigation can be time consuming, disruptive to management and expensive. If any of the foregoing were to occur, our financial condition and results of operations could be materially adversely affected.

We may pursue selective acquisitions and alliances and the management and integration of additional operations could be expensive and could divert management time and acquisitions may dilute the ownership of our current shareholders.

    Our ability to complete acquisitions or alliances is dependent upon, and may be limited to, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could materially adversely affect our financial condition and results of operations, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies. We cannot assure you that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we could be called upon to satisfy independent of the acquisition price. Future acquisitions or alliances could result in additional debt, costs and contingent liabilities, all of which could materially adversely affect our financial condition and results of operations. Any additional debt could subject us to substantial and burdensome covenants. The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management. If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our financial condition and results of operations could be materially adversely affected. In addition, if we issue additional shares of our common stock in order to acquire another business, our existing shareholders’ interest in us, or the combined company, could be materially diluted.

We have had significant volatility in our stock price and it may fluctuate in the future. Therefore, you may be unable to sell shares of our common stock at or above the price you paid for such shares.

    The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

• our operating results and prospects;

• the operating results and prospects of our major customers;

• announcements by our competitors;

• the depth and liquidity of the market for our common stock;

• investor perception of us and the industry in which we operate;

• changes in our earnings estimates or buy/sell recommendations by analysts covering our stock;

• general financial and other market conditions; and

• domestic and international economic conditions.

    Public stock markets have recently experienced extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility significantly affected and may in the future affect the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

    In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

Certain provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and that could deprive you of an opportunity to obtain a takeover premium for our common stock.

    Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that could have the effect of making it more difficult for a third party to acquire us, or of discouraging a third party from attempting to acquire control of us. In addition, we have a shareholders’ rights agreement that under certain circumstances would significantly impair the ability of third parties to acquire control of us without prior approval of our board of directors.

    Together, our amended and restated certificate of incorporation, our amended and restated by-laws, certain provisions of Delaware law and our shareholders’ rights agreement may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and could also limit the price that investors may be willing to pay in the future for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

    Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, all of which are located in the same industrial park. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty-year lease expiring on December 31, 2016. Additionally, we lease an approximately 22,000 square foot building in Camarillo, California. The lease expires on July 31, 2007; however the term may be extended for an additional two-year period. We leased approximately 92,500 square feet of office and laboratory space at 35 Technology Drive in Warren, New Jersey under a twelve-year lease that expired on May 1, 2005 and we have since vacated the premises. Prior to the expiration of the lease we sublet a portion of the space to reduce costs, while over half the space remained vacant.

    We also lease approximately 32,000 square feet in aggregate of office space in the following locations: Richardson, Texas; Atlanta, Georgia; Aalborg, Denmark; Rehovot, Israel; Taipei, Taiwan; Shanghai, China; and South Korea under lease agreements with remaining terms ranging from four to twenty months that can be extended, at our option. The space in Rehovot, Israel has been sublet in order to reduce costs.

ITEM 3. LEGAL PROCEEDINGS.

    We are a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our $0.01 par value Common Stock, (“Common Stock”) has been quoted on the NASDAQ National Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following our initial public offering of our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for our Common Stock.

	High	Low
Calendar 2005
Fourth Quarter	$6.30	$3.05
Third Quarter	3.55	1.70
Second Quarter	1.95	1.26
First Quarter	3.80	1.43

Calendar 2004
Fourth Quarter	$3.92	$2.65
Third Quarter	5.15	3.21
Second Quarter	7.04	4.17
First Quarter	9.11	5.65

    As of December 31, 2005, there were 34,893,077 shares of Common Stock outstanding (excluding Treasury) and 627 holders of record of the Common Stock.

    We have never paid cash dividends on our capital stock. We currently anticipate that we will retain available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

    See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

	2001	2002	2003	2004	2005
RESULTS OF OPERATIONS
Net sales	$84,765	$82,564	$75,212	$91,350	$108,281
Gross (loss) profit	(2,932)	7,262	3,285	13,995	22,352
Operating loss	(85,986)	(65,565)	(50,998)	(41,822)	(28,727)
Loss before income taxes	(82,782)	(52,183)	(51,139)	(43,082)	(31,233)
Net loss	(107,120)	(55,886)	(50,757)	(43,082)	(31,233)

Loss per share:
Basic	$(3.54)	$(1.83)	$(1.65)	$(1.33)	$(0.92)
Diluted	$(3.54)	$(1.83)	$(1.65)	$(1.33)	$(0.92)

BALANCE SHEET DATA:
Total cash and marketable securities	$200,095	$155,518	$121,630	$104,051	$86,357
Working capital	132,062	110,151	81,100	89,517	52,007
Total assets	346,914	255,671	207,898	185,895	168,273
Total capital lease obligations	94	-	90	18	2,032
Long-term debt, including current portion	100,244	66,700	66,700	84,700	84,700
Total stockholders’ equity	226,636	171,088	121,046	84,615	58,135

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of radio frequency integrated circuits (RFIC) and radio frequency (RF) front end solutions in the rapidly growing wireless handset and broadband communications markets. Our products include power amplifiers (PAs), tuner integrated circuits, active splitters and other components, which can be sold individually or packaged as integrated RF modules. In the wireless handset market, we focus on RFIC and RF front end solutions for wireless handsets operating over various air interface standards. In the broadband market, our focus is on applications for Wireless Local Area Networking (WLAN) systems, cable set-top boxes, cable television infrastructure systems, worldwide interoperability for microwave access (WiMAX) systems and fiber-to-the-premises (FTTP) communications systems. Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability and time-to-market, while reducing the size, weight and cost of their products. We have longstanding customer relationships with several of the industry leaders in their respective markets, including LG Electronics Inc. (LG Electronics), Samsung Electronics Co., Ltd. (Samsung), KYOCERA Corporation (Kyocera) and Research in Motion Limited (RIM) in the wireless handset market; INTEL Corporation (Intel) in the WLAN market; and Scientific-Atlanta, Inc. (Scientific Atlanta) and Motorola, Inc. (Motorola) in the cable set-top box and cable infrastructure markets. Additionally, in the wireless arena, we have been included in reference designs of industry leaders such as Qualcomm Incorporated (Qualcomm), Texas Instruments Incorporated (Texas Instruments), Broadcom Corporation (Broadcom) and Atheros Communications, Inc. (Atheros).

    We continue to focus on leveraging our technological and manufacturing advantages to remain a leading supplier of RFICs and RF front end solutions. We believe our proprietary InGaP-plusTM technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the market place. Our primary fab, a state-of-the-art six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999. Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated. We believe that this facility will enable us to capitalize on the growing demand for RFICs. Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors. We believe our strong fabrication capability and available capacity, combined with integrated product design and logistics expertise, allow us to quickly develop and manufacture products to meet market and customer requirements.

    We have fixed expenses particularly relating to capital equipment and manufacturing overhead. Accordingly, decreases in unit volume throughput result in our fixed production costs increasing as a percentage of revenue, which adversely affects our gross margin and profitability. We will continue to invest in selected strategic research and development programs to maintain our competitive position.

    We experienced net sales growth in 2004 primarily due to increased demand for our broadband products, including our WLAN, cable set-top box and cable television infrastructure products. We also experienced increased demand for our wireless products including our RF modules for wireless handsets. In 2004, the growth in our wireless market was less than the growth in our broadband market.

    We continued to experience net sales growth in 2005 resulting from the increased demand for our wireless products; particularly our PAs used in wireless handsets and other handheld devices. Broadband product net sales growth continued as demand increased for our WLAN PAs, and tuner integrated circuits and active splitters for our CATV markets.

    We believe our markets are, and will continue to remain, competitive, which could result in continued quarterly volatility in our net sales and therefore cause continued fluctuations in our profitability. As a result of the ongoing market shift to newer and smaller RF modules, average selling prices may continue to decrease, which could adversely affect our gross margin and profitability.

    We have only one reportable segment. For financial information related to such segment and certain geographic areas, see Note 5 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

GENERAL

    We believe the following accounting policies are critical to our business operations and the understanding of our results of operations. Such accounting policies may require management to exercise a higher degree of judgment and make estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

    Revenue from product sales is recognized when the title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. We sell to certain distributors who are granted rights of return and exchange and certain price protection. Revenue is not recognized for the portion of shipments subject to return, exchange or price protection until such rights expire. We charge customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Cancellation revenue is recognized when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with our inventory obsolescence policy.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    We maintain an allowance for doubtful accounts for estimated losses resulting from our customers' failure to make payments. If the financial condition of our customers were to erode, making them unable to make payments, additional allowances may be required.

STOCK-BASED COMPENSATION

    In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. At December 31, 2005, two alternative methods for accounting for stock options were available; the intrinsic value method and the fair value method. For the years ended December 31, 2003, 2004 and 2005, we used the intrinsic value method of accounting for stock options, and accordingly, no compensation expense was recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions, including option term until exercise and future stock price volatility. If the fair value method were used, basic and diluted loss per share for fiscal 2003, 2004 and 2005 would have been ($1.91), ($1.62) and ($0.95), as compared to reported basic and diluted loss per share of ($1.65), ($1.33) and ($0.92), respectively. Effective January 1, 2006, we will be required under Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, to implement the fair value method and recognize compensation expense for stock options granted. See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	95.6	84.7	79.4

Gross profit	4.4	15.3	20.6
Research and development expense	42.7	36.5	27.6
Selling and administrative expenses	25.8	24.6	19.6
Restructuring and other charges	1.2	-	(0.1)
Purchased in-process R & D	2.5	-	-

Operating loss	(67.8)	(45.8)	(26.5)
Interest income	4.4	2.4	2.3
Interest expense	(5.0)	(4.5)	(4.6)
Gain on repurchase of Convertible notes	-	0.4	-
Other income	0.4	0.3	0.0

Loss before income taxes	(68.0)	(47.2)	(28.8)
Benefit from income taxes	(0.5)	-	-

Net loss	(67.5%)	(47.2%)	(28.8%)

2005 COMPARED TO 2004

    NET SALES. Net sales in 2005 increased 18.5% to $108.3 million, compared to $91.3 million for 2004. The increase in net sales of $17.0 million was primarily due to i) an increase of $16.4 million in our sales of GSM PA products used in wireless handsets, ii) an increase of $8.2 million in our sales of WLAN PAs used in the network computer market and iii) an increase of $2.4 million in our sales of tuner and active splitter products used in the cable set-top box market. Partially offsetting these increases were i) a decrease of $5.9 million in our sales of CDMA PAs and ii) a decrease of $2.3 million in our sales of switch products used in wireless handsets. The decline in net sales of CDMA PAs was primarily due to a transition in 2005 to lower-priced next generation PA modules and declines in average selling prices. The decline in net sales of switch products was primarily due to our decision to reduce our research and development expenditures in this product line.

    Specifically, net sales in 2005 of our wireless products increased 17.1% to $53.2 million compared to $45.4 million for 2004. Net sales in 2005 of our broadband products increased 19.9% to $55.1 million compared to $46.0 million in 2004.

    GROSS MARGIN. Gross margin for 2005 improved to 20.6% of net sales, compared with 15.3% of net sales in the prior year. The increase in gross margin from the prior year is the result of increased sales and production volumes with consequent absorption of fixed costs. The decrease in our depreciation expense of $4.1 million offset declines in average selling prices.

    RESEARCH & DEVELOPMENT. Company sponsored research and development expenses decreased 10.2% during 2005 to $29.9 million from $33.3 million during 2004 primarily due to decreased headcount and related compensation expense.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 5.4% during 2005 to $21.3 million from $22.5 million in 2004. The decrease was primarily due to decreased headcount, compensation expense and related costs within sales and marketing.

    RESTRUCTURING AND OTHER CHARGES. During 2005, we settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

    Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2004 and 2005 are as follows (in millions):

Lease Related
Year ended December 31, 2004:
Beginning balance	$2.0
Deductions	(1.3)
December 31, 2004 restructuring balance	0.7

Year ended December 31, 2005:
Deductions	(0.6)
Savings on settlement of obligation	(0.1)
December 31, 2005 restructuring balance	-

   INTEREST INCOME. Interest income increased 12% to $2.5 million during 2005 from $2.2 million in 2004. The increase was due to higher average interest rates.

    INTEREST EXPENSE. Interest expense increased to $5.0 million in 2005 from $4.1 million in 2004. Interest expense arises from obligations under our 5% Convertible Senior Notes due in 2006 (“2006 Notes”) and our 5% Convertible Senior Notes due in 2009 (“2009 Notes”). In September 2004, we repurchased $20.0 million aggregate principal amount of our 2006 Notes and consequently reduced the outstanding principal balance to $46.7 million, and concurrently issued $38.0 million aggregate principal amount of our 2009 Notes.

    GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During 2004, we recognized a gain of $0.3 million, on the repurchase of $20.0 million aggregate principal amount of our 2006 Notes, after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

    BENEFIT FROM INCOME TAXES. In 2004 and 2005, the Company received no benefit from income taxes and recorded a full valuation allowance for its deferred tax balance.

2004 COMPARED TO 2003

    NET SALES. Net sales during 2004 increased 21.5% to $91.3 million, compared to $75.2 million for 2003. The net sales improvement was primarily due to an increase in demand for broadband products, particularly WLAN PAs used in wireless personal computer access and RFICs used in both cable subscriber and infrastructure applications and the remainder to demand for our GSM PAs used in wireless handsets and hand-held devices.

    Sales during 2004 of RFICs used for broadband applications increased 36.5% to $46.0 million from $33.7 million in 2003. The increase was primarily due to increased volumes of our PAs used for WLAN applications and products used for both cable and subscriber and infrastructure applications.

    Specifically, net sales of RFICs used for cellular and PCS applications increased 9.2% during 2004 to $45.4 million from $41.5 million in 2003. The increase was due to our expanded product presence and volumes for our GSM PAs.

    Generally, selling prices for same product sales were lower during 2004 as compared to 2003.

    GROSS MARGIN. Gross margin for 2004 improved to 15.3% of net sales, compared with 4.4% of net sales in the prior year. The increase in gross margin from the prior year is the result of the increase in net sales, improved production throughput in our facilities, lower depreciation expense and lower product costs.

    RESEARCH & DEVELOPMENT. Company sponsored research and development expenses increased 3.8% during 2004 to $33.3 million from $32.1 million during 2003 primarily due to the incremental year-over-year operating costs of the Company’s acquisitions of RF Solutions (RFS) and Tavanza.

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

    Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2003 and 2004 are as follows (in millions):

	Lease Related	Workforce Reductions	Total
Year ended December 31, 2003
Beginning balance	$2.8	$0.2	$3.0
Restructuring and other expenses	0.3	0.6	0.9
Deductions	(1.1)	(0.8)	(1.9)
December 31, 2003 restructuring balance	2.0	-	2.0
Year ended December 31, 2004
Deductions	(1.3)	-	(1.3)
December 31, 2004 restructuring balance	$0.7	-	$0.7

    INTEREST INCOME. Interest income decreased 34.1% to $2.2 million during 2004 from $3.3 million in 2003. The decrease was due to lower average invested funds and was compounded by lower interest rates.

    INTEREST EXPENSE. Interest expense increased to $4.1 million in 2004 from $3.8 million in 2003. Interest expense arises from our 2006 Notes and our 2009 Notes. In September, 2004, we repurchased $20.0 million aggregate principal amount of our 2006 Notes and consequently reduced the outstanding principal balance to $46.7 million, and concurrently issued $38.0 million aggregate principal amount of our 2009 Notes.

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

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2005 we had $11.9 million of cash and cash equivalents on hand and $74.5 million in marketable securities. We had $38.0 million aggregate principal amount of our 2009 Notes and $46.7 million aggregate principal amount of our 2006 Notes outstanding as of December 31, 2005.

    Operations required the use of $16.4 million in cash during 2005. Investing activities provided $15.3 million of cash during 2005, consisting principally of net sales of marketable securities of $17.5 million, partially offset by purchases of equipment of $2.3 million. Financing activities provided $1.9 million of cash in 2005, primarily consisting of proceeds received from employee stock option exercises and the Employee Stock Purchase Plan (“ESP Plan”) of $1.2 million and $1.0 million, respectively, partially offset by our repurchase of shares of common stock for $0.3 million.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months including the repayment of our debt principal obligation due in November of 2006. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity. We may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms. Our ability to pay principal and interest on our $84.7 million in outstanding convertible senior unsecured notes, $46.7 million of which are due in November of 2006 and the remainder of which are due in October of 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance.

    The table below summarizes required cash payments as of December 31, 2005:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt, including short term portion plus the interest payable with respect thereto	$93,947	$50,643	$3,800	$39,504	$-
Operating leases	21,317	1,943	3,482	3,635	12,257
Capital leases	2,525	427	854	854	390
Unconditional purchase obligations	4,820	4,820	-	-	-
Total contractual cash obligations	$122,609	$57,833	$8,136	$43,993	$12,647

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

    In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company will adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in FAS 123R. Under this method, the Company is required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, prior to January 1, 2006, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options or its ESP Plan. The Company believes based on the level of share-based payments previously granted and unvested and ESP Plan participation, that the adoption of FAS 123R will not have a material effect on its consolidated financial position, results of operations or cash flows. However, the level of future equity based compensation grants and ESP Plan participation could have a material effect on amounts recorded in our consolidated statement of operations.  On December 22, 2004, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1.8 million options with an average exercise price of $7.26 immediately vested and have an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares of approximately $2.65 million amortized immediately. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments, including corporate bonds, commercial paper and Federal, state, municipal, and agency securities. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change in an unfavorable direction. The magnitude of any gain or loss would be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

    At December 31, 2005, we held marketable securities with an estimated fair value of $74.5 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2005:

Estimated Principal Amount and Weighted Average Stated Rate by Expected Maturity Value					Fair Value
($’s 000)	2006	2007	2008	Total	($’s 000)

Principal	$69,504	$4,100	-	$73,604	$74,466

Weighted Average Stated Rates	4.47%	5.07%	-	4.51%	-

    The stated rates of interest expressed in the above table may not approximate the actual yield of the securities which we currently hold since we have purchased some of our marketable securities at other than face value. Additionally, some of the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, we may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of our current holdings, which would affect both future cash interest streams and future earnings. In addition to investments in marketable securities, we invest some of our cash in money market funds in order to keep cash available to fund operations and to hold cash pending investments in marketable securities. Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

    Each of our 2006 Notes and 2009 Notes are convertible notes that bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed. At December 31, 2005, the fair value of our outstanding convertible notes, estimated based upon dealer quotes, was approximately $93.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2005 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2005, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ANADIGICS, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the information for each of the two years in the period ended December 31, 2004 included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information for each of the two years in the period ended December 31, 2004 in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2005

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,171	$11,891
Marketable securities	63,615	70,364
Accounts receivable, net of allowance for doubtful accounts of $988 and $1,060 in 2004 and 2005, respectively	10,770	18,755
Inventories	14,436	16,009
Prepaid expenses and other current assets	3,073	2,188

Total current assets	103,065	119,207

Marketable securities	29,265	4,102
Plant and equipment
Equipment and furniture	132,864	133,262
Leasehold improvements	38,774	38,748
Projects in process	1,341	1,617
	172,979	173,627
Less accumulated depreciation and amortization	129,941	137,320
	43,038	36,307
Goodwill and other intangibles, less accumulated amortization of $258 and $498 in 2004 and 2005, respectively	6,297	6,044
Other assets	4,230	2,613

	$185,895	$168,273
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$8,021	$15,519
Accrued liabilities	4,783	4,672
Accrued restructuring costs	726	40
Current maturities of long-term debt	-	46,700
Current maturities of capital lease obligations	18	269
Total current liabilities	13,548	67,200

Other long-term liabilities	3,032	3,175
Long-term debt, less current portion	84,700	38,000
Capital lease obligations, less current portion	-	1,763

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2004 and 2005, and 33,072 and 35,007 issued at December 31, 2004 and 2005, respectively	331	350
Additional paid-in capital	343,594	348,992
Deferred compensation	(861)	(1,437)
Accumulated deficit	(257,963)	(289,196)
Accumulated other comprehensive loss	(486)	(316)
Treasury stock at cost: 114 shares	-	(258)
Total stockholders’ equity	84,615	58,135
	$185,895	$168,273

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2003	2004	2005

Net sales	$75,212	$91,350	$108,281
Cost of sales	71,927	77,355	85,929

Gross profit	3,285	13,995	22,352
Research and development expenses	32,075	33,306	29,906
Selling and administrative expenses	19,420	22,511	21,293
Restructuring and other charges	925	-	(120)
Purchased in-process R&D	1,863	-	-
	54,283	55,817	51,079

Operating loss	(50,998)	(41,822)	(28,727)

Interest income	3,344	2,203	2,473
Interest expense	(3,761)	(4,085)	(4,997)
Gain on repurchase of Convertible notes	-	327	-
Other income	276	295	18

Loss before income taxes	(51,139)	(43,082)	(31,233)
Benefit from income taxes	(382)	-	-

Net loss	$(50,757)	$(43,082)	$(31,233)

Basic and diluted loss per share	$(1.65)	$(1.33)	$(0.92)

Weighted average basic and diluted common shares outstanding	30,717	32,413	34,012

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2003	2004	2005
Net loss	$(50,757)	$(43,082)	$(31,233)
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	(666)	(617)	242
Foreign currency translation adjustment	46	12	(72)

Reclassification adjustment:
Net realized loss (gain) previously included in other comprehensive income	15	(19)	-
Comprehensive loss	$(51,362)	$(43,706)	$(31,063)

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2002	30,674	$307	-	$-	$334,162	$-	$(164,124)	$743	$171,088
Stock options exercised	23	-			67				67
Shares issued under employee stock purchase plan	529	5			1,222				1,227
Unrealized loss on marketable securities								(666)	(666)
Foreign currency translation adjustment								46	46
Net realized loss, previously included in other comprehensive income								15	15
Stock-based compensation					26				26
Net loss							(50,757)		(50,757)

Balance, December 31, 2003	31,226	312	-	-	335,477	-	(214,881)	138	121,046
Stock options exercised	536	5			1,355				1,360
Shares issued under employee stock purchase plan	182	2			561				563
Shares issued as contingent acquisition consideration	747	8			4,640				4,648
Restricted stock grant	403	4			1,613	$(1,617)			-
Restricted stock forfeitures	(22)	-			(87)	87			-
Amortization of restricted stock						669			669
Unrealized loss on marketable securities								(617)	(617)
Foreign currency translation adjustment								12	12
Net realized gain, previously included in other comprehensive income								(19)	(19)
Stock-based compensation					35				35
Net loss							(43,082)		(43,082)

Balance, December 31, 2004	33,072	331	-	-	343,594	(861)	(257,963)	(486)	84,615
Stock options exercised	417	4			1,160				1,164
Shares issued under employee stock purchase plan	328	3			1,025				1,028
Restricted stock grant	1,304	13			3,547	(3,560)			-
Restricted stock forfeitures	(114)	(1)			(334)	335			-
Amortization of restricted stock						2,649			2,649
Unrealized gain on marketable securities								242	242
Foreign currency translation adjustment								(72)	(72)
Net loss							(31,233)		(31,233)
Treasury share purchase			(114)	(258)					(258)

Balance, December 31, 2005	35,007	$350	(114)	$(258)	$348,992	$(1,437)	$(289,196)	$(316)	$58,135

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,757)	$(43,082)	$(31,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on repurchase of Convertible notes	-	(327)	-
Depreciation	18,481	15,282	10,921
Amortization	1,173	1,483	1,703
Stock based compensation	26	704	2,649
Amortization of premium on marketable securities	2,432	2,090	1,189
Purchased in-process R&D	1,863	-	-
Loss (gain) on sale of equipment	20	15	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,906)	1,304	(7,985)
Inventory	2,957	(4,115)	(1,573)
Prepaid expenses and other assets	1,234	361	1,101
Accounts payable	1,730	(1,476)	7,498
Accrued and other liabilities	146	(1,892)	(701)
Net cash used in operating activities	(23,601)	(29,653)	(16,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(4,178)	(3,427)	(2,262)
Purchases of marketable securities	(97,605)	(51,128)	(64,098)
Proceeds from sales of marketable securities	122,577	58,627	81,565
Business acquisitions	(4,217)	(55)	-
Proceeds from sale of equipment	-	130	53
Net cash provided by investing activities	16,577	4,147	15,258

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases	(88)	(66)	(40)
Proceeds from issuance of long-term debt net of offering costs	-	35,695	-
Repurchase of Convertible notes	-	(19,400)	-
Issuances of common stock, net of related expenses	1,294	1,923	2,192
Repurchase of common stock into treasury	-	-	(258)
Net cash provided by financing activities	1,206	18,152	1,894

Net (decrease) increase in cash and cash equivalents	(5,818)	(7,354)	720
Cash and cash equivalents at beginning of period	24,343	18,525	11,171

Cash and cash equivalents at end of period	$18,525	$11,171	$11,891

Supplemental disclosures of cash flow information:
Interest paid	$3,335	$3,193	$4,346
Taxes paid	-	117	82
Acquisition of equipment under capital leases	-	-	2,055

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    We are a leading provider of radio frequency integrated circuits (RFIC) and radio frequency (RF) front end solutions in the rapidly growing wireless handset and broadband communications markets. Our products include power amplifiers (PAs), tuner integrated circuits, active splitters and other components, which can be sold individually or packaged as integrated RF modules. In the wireless handset market, we focus on RFIC and RF front end solutions for wireless handsets operating over various air interface standards. In the broadband market, our focus is on applications for Wireless Local Area Networking (WLAN) systems, cable set-top boxes, cable television infrastructure systems, worldwide interoperability for microwave access (WiMAX) systems and fiber-to-the-premises (FTTP) communications systems. Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability and time-to-market, while reducing the size, weight and cost of their products.

    We design, develop and manufacture RFICs primarily using GaAs compound semiconductor substrates with various process technologies, Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT). Our proprietary technology, which utilizes InGap-plusTM, combines InGAP HBT and pHEMT processes on a single substrate, enabling us to integrate the PA function and the RF active switch function on the same die. We fabricate substantially all of our ICs in our six-inch diameter GaAs wafer fabrication facility. We believe our strong fabrication capability combined with integrated product design and logistics expertise, allow quick development and manufacture of products to meet market and customer requirements.

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

Net sales to individual customers who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2003			2004			2005
Customer (application)		$	%		$	%		$	%
World Peace Group (Wireless & Broadband)	<10%		<10%	<10%		<10%	17,275		16%
Intel (Broadband)	<10%		<10%	<10%		<10%	15,678		14%
LG Electronics (Wireless)	10,346		14%	13,628		15%	12,321		11%
Kyocera (Wireless)	21,263		28%	9,751		11%	<10%		<10%
Motorola (Broadband)	10,422		14%	9,184		10%	<10%		<10%
Scientific Atlanta (Broadband)	<10%		<10%	9,218		10%	<10%		<10%

    Accounts receivable at December 31, 2004 and 2005 from the greater than 10% customers accounted for 51% and 29% of total accounts receivable, respectively.

REVENUE RECOGNITION

    Revenue from product sales is recognized when the title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. The Company sells to certain distributors who are granted rights of return and exchange and certain price protection. Revenue is not recognized for the portion of shipments subject to return, exchange or price protection until such rights expire. The Company charges customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Cancellation revenue is recognized when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with the Company’s inventory obsolescence policy. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers' failure to make payments.

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

    The cost of equipment acquired under capital leases was $10,545 and $9,781 at December 31, 2004 and 2005, respectively, and accumulated amortization was $10,519 and $7,726 at December 31, 2004 and 2005, respectively. Equipment acquired under a capital lease is amortized and included in depreciation over the useful life of the leased equipment or the life of the lease, whichever is shorter.

GOODWILL AND OTHER INTANGIBLES

    Goodwill, process technology, customer list and a covenant-not-to-compete were recorded as part of the Company's acquisitions. Goodwill is not subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator using a two-phase process. The first phase screens for impairment; while the second phase measures the impairment. Process technology, the customer list and the covenant continued to be amortized using the straight-line method over three to four year lives. The carrying amount of the Company’s intangibles are reviewed on a regular basis for any signs of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk.

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

CASH EQUIVALENTS

    The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased as cash equivalents.

MARKETABLE SECURITIES

    Available for sale securities are stated at fair value, as determined by quoted market prices, with unrealized gains and losses reported in other accumulated comprehensive income or loss. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income. See Note 8 for a summary of available for sale securities.

INVENTORY

    Inventories are valued at the lower of cost or market ("LCM"), using the first-in, first-out method. In addition to LCM limitations, the Company reserves against inventory items for estimated obsolescence or unmarketable inventory. The reserve for excess and obsolete inventory is primarily based upon forecasted short-term demand for the product and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

DEFERRED RENT

    Aggregate rental expense is recognized on a straight-line basis over the lease terms of operating leases that contain predetermined increases in rentals payable during the lease term.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2005, the fair value of the Company's outstanding Convertible senior notes, estimated based upon dealer quotes, was approximately $93,694.

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

    In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. In April 2005, the SEC deferred the implementation date of FAS 123R. As a result, the Company will adopt FAS 123R effective January 1, 2006 rather than the initial implementation date of July 1, 2005, using the modified-prospective transition method described in FAS 123R. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, prior to January 1, 2006, the Company accounted for share-based payments to employees using APB 25's intrinsic value method (as defined below) and, as such, generally recognized no compensation cost for employee stock options or its Employee Stock Purchase Plan (ESP Plan). The Company believes based on the level of share-based payments previously granted and unvested and ESP Plan participation, that the adoption of FAS 123R will not have a material effect on its consolidated financial position, results of operations or cash flows. However, the level of future equity based compensation grants and ESP Plan participation could have a material effect on amounts recorded in our consolidated statement of operations.

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

    The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123:

	2003	2004	2005
Net loss, as reported	$(50,757)	$(43,082)	$(31,233)
Stock based compensation included in reported net loss	26	704	2,649
Stock based compensation expense under fair value reporting	(7,905)	(9,978)	(3,758)
Pro forma net loss	$(58,636)	$(52,356)	$(32,342)

Basic and diluted loss per share
Net loss, as reported	$(1.65)	$(1.33)	$(0.92)
Pro forma net loss	$(1.91)	$(1.62)	$(0.95)

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

    On December 22, 2004, the Company authorized the immediate vesting of eligible employees’ unvested share options with an exercise price greater than $5.00 per share. Directors were not eligible. In total, 1,772 options with an average exercise price of $7.26 immediately vested and had an average remaining contractual life of 9.1 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2,654 amortized immediately. Had the accelerated-vest program not occurred, the related cost in the years ended December 31, 2006 and 2007 would have included $751 and $57, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s consolidated statement of operations in 2005 based upon the Company’s expected adoption of FAS 123R prior to its required adoption date being deferred.   For the year ended December 31, 2005, $1,846 would have been included in the pro forma disclosure.

    In the years ended December 31, 2004 and 2005, the Company granted restricted shares under the 1995 Long Term Incentive and Share Award Plan (the “1995 Plan”), 1997 Long Term Incentive and Share Award Plan for Employees (the “1997 Plan”) and the 2005 Long Term Incentive and Share Award Plan (the “2005 Plan”, and together with the 1995 Plan and the 1997 Plan, the “Plans”). The value of the grants have been recorded as deferred compensation, a component of Stockholders’ Equity and amortized over their respective vesting periods. Restricted share grant activity is illustrated below:

					As of December 31, 2005
Grant date	Plan Type	Shares granted	Grant market price	Vest condition	Shares forfeited To date	Shares vested
July 23, 2004	1995 Plan	67	$4.01	1 year	-	67	*
July 23, 2004	1997 Plan	336	4.01	1 year	47	289	*
January 21, 2005	1995 Plan	191	3.15	3 years	-	-
January 25, 2005	1995 Plan	11	3.04	1 year	-	-
February 4, 2005	1995 Plan	149	2.65	1 year	17	-
February 4, 2005	1995 Plan	666	2.65	3 years	69	1
August 1, 2005	2005 Plan	15	2.54	3 years	-	-
August 4, 2005	2005 Plan	271	2.60	1 year	2	-

* Of the 357 restricted shares which have fully vested, 114 shares were repurchased by the Company, as Treasury stock, from the employees and officers to fund withholding tax obligations.

    On January 31, 2006, the Company granted an additional 1,395 restricted shares under the 2005 Plan at a market price equal to $6.64, which represents the fair market value at the date of grant.

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

    The following unaudited pro-forma consolidated financial information reflects the results of operations for the twelve months ended December 31, 2003, as if the acquisitions of RFS and Tavanza had occurred on December 31, 2002 and after giving effect to purchase accounting adjustments. The charge for purchased in-process research and development is not included in the pro-forma results, because it is non-recurring.

Year ended December 31, 2003
Pro-forma revenue	$75,751
Pro-forma net loss	(51,947)

Basic and diluted net loss per share
Pro-forma net loss	$(1.69)

    These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on December 31, 2002. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

3.	INTANGIBLES AND GOODWILL

    As of December 31, 2004 and 2005, the Company's intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2004	2005	2004	2005
Goodwill	$5,930	$5,918	$-	$-
Process Technology	210	210	91	147
Covenant not to compete	175	175	70	175
Customer list	240	240	97	177
	$6,555	$6,543	$258	$499

    Annual amortization expense related to intangible assets is calculated over their estimated useful lives of three to four years and was $194 and $240 in the years ended December 31, 2004 and 2005, respectively.

    Future annual amortization expense related to intangible assets is expected to be as follows:

	2006	2007
Amortization expense	$116	$11

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

    During 2003, the Company recorded restructuring charges of $925 pertaining to severance and related benefits of workforce reductions of approximately 19 operations and administrative positions and lease-related costs. Certain lease-related obligations were settled during 2005 and resulted in a savings to the Company of $120.

    Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Lease Related	Workforce Reductions	Total
December 31, 2002 restructuring balance	$2,804	$152	$2,956
Restructuring and other expenses	300	625	925
Deductions	(1,124)	(763)	(1,887)
December 31, 2003 restructuring balance	1,980	14	1,994
Deductions	(1,254)	(14)	(1,268)
December 31, 2004 restructuring balance	726	-	726
Deductions	(566)	-	(566)
Savings on settlement of obligation	(120)	-	(120)
December 31, 2005 restructuring balance	$40	$-	$40

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

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2003	2004	2005
Wireless	$41,538	$45,379	$53,143
Broadband	33,674	45,971	55,138
Total	$75,212	$91,350	$108,281

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the three geographic regions are as follows:

	Year Ended December 31,
	2003	2004	2005
Asia	$31,014	$48,939	$57,188
USA and Canada	38,024	35,982	41,729
Other	6,174	6,429	9,364
Total	$75,212	$91,350	$108,281

6. LONG-TERM DEBT

    On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes (“2009 Notes”) due October 15, 2009. The 2009 Notes are convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate, subject to adjustment, of 200 shares for each $1,000 principal amount, which is equivalent to a conversion price of $5.00 per share. Pursuant to the indenture, dated as of September 24, 2004, between the Company and U.S. Bank Trust Association, as trustee, in the event of a “fundamental change” on or prior to July 15, 2009, the Company will pay a make whole premium upon the repurchase or conversion of the 2009 Notes. Subject to certain exceptions, the make whole premium will be 1% of the principal amount of the 2009 Notes, plus an additional premium based on the date such “fundamental change” becomes effective and the price paid per share of the Company’s common stock in the transaction constituting the “fundamental change”. Interest on the 2009 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

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

    ANADIGICS, Inc. has the option to redeem all or a portion of the 2006 Notes at a redemption price of 101% of the principal amount during the period from December 31, 2005 to November 14, 2006. In the event of a change in control, as defined, 2006 Note-holders may require the Company to repurchase the notes at 100% of the principal amount. In the event of a change in control, the Company, in certain circumstances, may elect to repay the 2006 Notes in common stock valued at 95% of the average of the closing prices of the Company's common stock for the five days immediately preceding and including the third trading day prior to the repurchase.

    As of December 31, 2005, $46,700 aggregate principal amount of the 2006 Notes remain outstanding. During 2002, the Company repurchased and retired $33,300 aggregate principal amount of the 2006 Notes. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase after adjusting for the write-off of a proportionate share of unamortized offering costs.

    Unamortized debt issuance costs of $2,744 and $1,999 at December 31, 2004 and 2005, respectively, consisting principally of underwriters' fees, were included in other assets and are being amortized over the life of the notes.

7. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital leases that expire through 2011. Rent expense, net of sublease income was $3,225, $3,063 and $2,447 in 2003, 2004 and 2005, respectively. Sublease income was $789, $780 and $270 in 2003, 2004 and 2005, respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

YEAR	Capital Leases	Operating Leases
2006	427	1,943
2007	427	1,778
2008	427	1,704
2009	427	1,776
2010	427	1,859
Thereafter	390	12,257

Total minimum lease payments	2,525	21,317
Less: contractually-required sublease income	-	(8)
Less: amount representing interest	(493)	-
	$2,032	$21,309

    In addition to the above, at December 31, 2005, the Company had unconditional purchase obligations of approximately $4,820.

8. MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
US Treasury & Agency Debt Securities	$11,908	$(81)	$11,827
State & Municipal Debt Securities	5,275	-	5,275
Corporate Debt Securities	76,208	(430)	75,778
Total at December 31, 2004	$93,391	$(511)	$92,880

US Treasury & Agency Debt Securities	$8,500	$(53)	$8,447
State & Municipal Debt Securities	10,725	-	10,725
Corporate Debt Securities	55,510	(216)	55,294
Total at December 31, 2005	$74,735	$(269)	$74,466

    Management has the ability and intent, if necessary, to liquidate any of its marketable securities in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, certain securities with contractual maturities greater than one year from year-end have been classified as short-term on the accompanying consolidated balance sheet. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations. The amortized cost and estimated fair value of marketable securities at December 31, 2005, are shown below:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
Due in one year or less	$70,598	$70,364
Due after one year through two years	4,137	4,102

Total	$74,735	$74,466

9. INVENTORIES

    Inventories consist of the following:

	December 31,
	2004	2005
Raw materials	$3,510	$2,870
Work in progress	9,026	10,973
Finished goods	5,974	5,068
	18,510	18,911
Reserves	(4,074)	(2,902)
Total	$14,436	$16,009

10. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	December 31,
	2004	2005
Accrued compensation	$2,005	$2,123
Warranty reserve	159	396
Other	2,619	2,153
	$4,783	$4,672

    Warranty reserve movements in the years ended December 31, 2004 and 2005 for returns were $331 and $397, respectively. The periodic charges for estimated warranty costs were $390 and $634 in the years ended December 31, 2004 and 2005.

11. INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows:

		Year Ended December 31,
		2003	2004	2005
Current benefit	Federal	$(382)	$-	$-
	State and foreign	-	-	-
Deferred provision	Federal	-	-	-
	State and foreign	-	-	-
Total		$(382)	$-	$-

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

    Significant components of the Company’s net deferred taxes as of December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
Deferred tax balances
Accruals/reserves	$3,642	$3,148
Net operating loss carryforwards	94,285	105,819
Research and experimentation credits	5,073	5,870
Deferred rent expense	1,160	1,215
Difference in basis of plant and equipment	2,689	3,560
Other	-	-
Valuation allowance	(106,849)	(119,612)
Net deferred tax assets	-	-

    As of December 31, 2005, the Company had net operating loss carryforwards of approximately $290,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards began to expire in 2005. At December 31, 2005, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefit, when realized, will be credited to additional paid-in capital. The valuation allowance increased $17,850 and $12,763 in the years ended December 31, 2004 and 2005, respectively.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2003		2004		2005
Tax at US statutory rate	$(17,899)	(35.0)%	$(15,079)	(35.0)%	$(10,932)	(35.0)%
State and foreign tax (benefit), net of federal tax effect	(1,662)	(3.2)	(1,400)	(3.2)	(1,015)	(3.2)
Research and experimentation tax credits, net	-	-	(516)	(1.2)	(797)	(2.6)
Valuation allowance	20,098	39.3	17,850	41.4	12,763	40.9
Other	(919)	(1.8)	(855)	(2.0)	(19)	(0.1)
Benefit from income taxes	$(382)	(0.7)%	$-	0.0%	$-	0.0%

12. STOCKHOLDERS' EQUITY

    On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement (the “Agreement”). Pursuant to the Agreement, as amended on November 30, 2000, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

13. EMPLOYEE BENEFIT PLANS

    In 1995, the Company adopted an Employee Stock Purchase Plan (“ESP Plan”) under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 2,694 shares of common stock are reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of ESP Plan, shares purchased and their applicable per share prices were 529 ($2.32), 182 ($3.11), and 328 ($3.13) for the years ended December 31, 2003, 2004 and 2005, respectively.

    Employees and outside directors have been granted options to purchase shares of common stock under stock option plans adopted in 1994, 1995, 1997 and 2005. An aggregate of 489, 4,913, 5,100 and 2,700 shares of common stock were reserved for issuance under the 1994 Long-Term Incentive Share and Award Plan, the 1995 Long-Term Incentive Share Award Plan, the 1997 Long-Term Incentive and Share Award Plan and the 2005 Long-Term Incentive and Share Award Plan for Employees (the “Plans”), respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the Plans. Options granted under the Plans become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

    In year 2004 and 2005, the Company granted restricted shares under the 1995 Long Term Incentive and Share Award Plan, 1997 Long Term Incentive and Share Award Plan for Employees and the 2005 Long Term Incentive and Share Award Plan. The value of the grants have been recorded as deferred compensation, a component of Stockholders’ Equity and amortized over their respective vesting period.

    On May 20, 2002, the Company announced a voluntary stock option exchange program for eligible employees. Officers and Directors were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on June 18, 2002, the Company accepted for cancellation options to purchase 838 shares of common stock having a weighted average exercise price of $36.90. On December 20, 2002, participating employees were issued 761 options under this program in exchange for the cancelled options. The new options had an exercise price equal to $2.53, which represented the fair market value at the date of grant and fully vested on December 20, 2003.

    On July 3, 2003, the Company announced a voluntary stock option exchange program for employees and Officers. Directors of the Company were not eligible for the exchange program. Pursuant to the terms and conditions of the offer, which expired on August 4, 2003, the Company accepted for cancellation options to purchase 1,674 shares of common stock having a weighted average exercise price of $19.49. On February 6, 2004, participating employees were issued 552 stock options, under this one for three-exchange program, for the cancelled options. The new options had an exercise price equal to $7.27, which represented the fair market value at the date of grant and fully vested on December 22, 2004.

    A summary of the Company’s stock option activity, and related information for the years ended December 31, 2003, 2004 and 2005 are as follows:

	2003		2004		2005
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,132	$10.80	5,905	$7.30	6,792	$7.47
Granted	856	3.44	1,944	7.16	159	3.12
Exercised	(23)	2.93	(537)	2.53	(416)	2.80
Forfeited	(386)	10.78	(520)	9.31	(591)	7.57
Cancelled	(1,674)	19.49	-	-	-	-

Outstanding at end of year	5,905	7.30	6,792	7.47	5,944	7.67

Exercisable at end of year	4,185	8.65	6,172	7.94	5,759	7.83

    Stock options outstanding at December 31, 2005 are summarized as follows:

Range of exercise prices	Outstanding Options at Dec. 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at Dec. 31, 2005	Weighted average exercise price
$1.39 - $2.84	1,354	7.08	$2.58	1,261	$2.60
$2.89 - $5.33	1,323	4.19	$4.31	1,234	$4.39
$5.58 - $7.27	1,712	8.03	$7.18	1,709	$7.19
$7.65 - $53.48	1,555	3.82	$15.50	1,555	$15.50

    FAS 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options, warrants and shares of common stock purchased by employees in connection with the ESP Plan (“equity awards”) under the fair value method prescribed by FAS 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted average assumptions for stock option grants for 2003, 2004 and 2005, respectively: risk-free interest rate of 1.8%, 2.2% and 3.4%; expected volatility of 1.10, 1.01 and 0.95; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during 2003, 2004 and 2005 was $2.24, $4.17 and $1.70, respectively.

    ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. This plan was amended in 2001 and the Company now matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $628, $730 and $675 for the years ended December 31, 2003, 2004 and 2005, respectively, relating to plan contributions.

14. EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

	Year ended December 31,
	2003	2004	2005
Weighted average common shares outstanding used to calculate basic earnings per share	30,717	32,413	34,012
Net effect of dilutive securities - based on treasury stock method using average market price	-*	-*	-*
Weighted average common shares outstanding used to calculate diluted earnings per share	30,717	32,413	34,012

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes, as summarized below, are not included as their effect is anti-dilutive.

	2003		2004		2005
	Number of Shares	Average Exercise price	Number of shares	Average Exercise price	Number of shares	Average Exercise price
Exercise of options outstanding	5,905	$7.30	6,792	$7.47	5,944	$7.67
5% Convertible notes, due in 2006	3,176	21.00	2,224	21.00	2,224	21.00
5% Convertible notes, due in 2009	-	-	7,600	5.00	7,600	5.00

15. OTHER ACCUMULATED COMPREHENSIVE INCOME (LOSS)

    The components of other accumulated comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (loss) on available-for-sale securities	Total
Balance at December 31, 2003	$13	$125	$138
Unrealized loss on available-for-sale securities	-	(617)	(617)
Foreign currency translation adjustment	12	-	12
Net gain recognized in other comprehensive income	-	(19)	(19)
Balance at December 31, 2004	25	(511)	(486)
Unrealized gain on available-for-sale securities	-	242	242
Foreign currency translation adjustment	(72)	-	(72)
Balance at December 31, 2005	$(47)	$(269)	$(316)

    The earnings associated with the Company’s investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

16. LEGAL PROCEEDINGS

    ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our consolidated financial condition or results of operation.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	2004				2005
	April 3	July 3	Oct. 2	Dec. 31	April 2	July 2	Oct. 1	Dec. 31

Net sales	$21,195	$22,687	$25,053	$22,415	$21,773	$23,943	$29,264	$33,301
Cost of sales	19,175	19,207	19,811	19,162	19,252	19,511	22,691	24,475
Gross profit	2,020	3,480	5,242	3,253	2,521	4,432	6,573	8,826
Research and development expenses	8,902	8,866	7,884	7,654	7,862	7,374	7,491	7,179
Selling and administrative expense	5,790	6,099	5,482	5,140	5,552	5,506	5,234	5,001
Restructuring and other charges	-	-	-	-	(120)	-	-	-
Operating loss	(12,672)	(11,485)	(8,124)	(9,541)	(10,773)	(8,448)	(6,152)	(3,354)
Interest income	659	551	469	524	577	599	607	690
Interest expense	(940)	(940)	(955)	(1,250)	(1,249)	(1,249)	(1,250)	(1,249)
Gain on notes repurchase	-	-	327	-	-	-	-	-
Other income (expense)	201	143	(36)	(13)	(6)	9	15	-
Loss before income taxes	(12,752)	(11,731)	(8,319)	(10,280)	(11,451)	(9,089)	(6,780)	(3,913)
Benefit from income taxes	-	-	-	-	-	-	-	-
Net loss	$(12,752)	$(11,731)	$(8,319)	$(10,280)	$(11,451)	$(9,089)	$(6,780)	$(3,913)
Basic and diluted loss per share	$(0.40)	$(0.36)	$(0.25)	$(0.31)	$(0.34)	$(0.27)	$(0.20)	$(0.11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    For information regarding the Company’s change in independent registered public accounting firm from Ernst & Young LLP to J.H. Cohn LLP, please refer to the Company’s current report on Form 8-K filed with the SEC on June 3, 2005. The Company had no disagreements during its 2005 fiscal year with its independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

    Our management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by J.H. Cohn LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

ITEM 9B. OTHER INFORMATION

    None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited management's assessment, included in Item 9A, Management's Report on Internal Control over Financial Reporting, that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. ANADIGICS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Also, in our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on such criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended, and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The current Executive Officers and Directors of the Company are as follows:
Name	Age	Position
Bami Bastani	52	President, Chief Executive Officer and Director
Ronald Rosenzweig	68	Chairman of the Board of Directors and Director
Charles Huang	58	Executive Vice President and Chief Technical Officer
Thomas C. Shields	46	Executive Vice President and Chief Financial Officer
Paul Bachow	54	Director
Garry McGuire	59	Director
Harry T. Rein	61	Director
Lewis Solomon	72	Director
Dennis F. Strigl	59	Director

    Set forth below is certain information with respect to the Company’s Executive Officers and Directors. Officers are appointed to serve at the discretion of the Board of Directors. There are no family relationships between Executive Officers or Directors of the Company.

    The Company’s by-laws provide that the Board of Directors shall be divided into three classes designated Class I, Class II and Class III with each class consisting as nearly as possible of one-third of the total number of Directors constituting the Board of Directors; provided, however, that in no case will a decrease in the number of Directors shorten the term of any incumbent Director. The Board of Directors is presently comprised of seven members each of whom is independent within the NASDAQ listing standards except for Ronald Rosenzweig and Dr. Bami Bastani.

    The term of office for each Director in Class I (Messrs. Bachow and Bastani) expires at the Annual Meeting in 2006; the term of office for each Director in Class II (Messrs. McGuire, Rosenzweig and Solomon) expires at the Annual Meeting in 2007; and the term of office for each Director in Class III (Messrs. Rein and Strigl) expires at the Annual Meeting in 2008. At each annual meeting of stockholders, Directors will be elected for full terms of three years to succeed those Directors whose terms are expiring.

    Dr. Bastani has served as a Director, President and Chief Executive Officer of the Company since October 1998. Prior to joining the Company, Dr. Bastani served as Executive Vice President, System LSI Group for Fujitsu Microelectronics, Inc., from 1996 to 1998. Dr. Bastani held various positions at National Semiconductor including Vice President and General Manager - Embedded Technology Division, Vice President and General Manager - Memory Products Division, and Vice President - Technology Development from 1985 to 1996. Dr. Bastani served on the board of directors of Globespan Virata in 2003, and is a national member of the AEA Board of Directors. Dr. Bastani received a B.S.E.E. from the University of Arkansas and a M.S. and Ph.D. in Electrical Engineering from the Ohio State University.

    Mr. Rosenzweig, a co-founder of the Company in 1985, has served as a Director of the Company since its inception and as Chairman of the Board of Directors since 1998. From the Company’s inception in 1985 until 1998, Mr. Rosenzweig served as President and Chief Executive Officer of the Company. He was a co-founder of Microwave Semiconductor Corp. and served as the company’s President and Chief Executive Officer and director from 1968 to 1983. Mr. Rosenzweig received his Bachelor Degree in Chemical Engineering from City College of New York.

    Dr. Huang, a co-founder of the Company in 1985, has served as Executive Vice President of the Company since its inception. In addition, he served as a Director until April of 1999. He was director of GaAs research and development and wafer fabrication services at Avantek from 1980 to 1984. Dr. Huang received his Ph.D.E.E. at the University of California, Berkeley.

    Mr. Shields has served as Executive Vice President of the Company since January 2006; he has served as Chief Financial Officer of the Company since July 1999. He served as Senior Vice President of the Company from July 1999 through January 2006. Prior to joining the Company, Mr. Shields served as Vice President and Controller of Fisher Scientific Company from 1997 to 1999. From 1994 to 1997, Mr. Shields served as Vice President and Controller for Harman Consumer Group. From 1986 to 1994, Mr. Shields served in various positions with Baker & Taylor, Inc. Mr. Shields received his B.S. and M.B.A. degrees from Fairleigh Dickinson University.

    Mr. Bachow has served as a Director of the Company since January 1993. He has been President of Bachow & Associates, Inc., a private investment firm, since he founded the firm in 1989.  Bachow & Associates also serves as the manager of Paul S. Bachow Co-Investment Fund, L.P. and Bachow Investment Partners III, L.P., private equity investment funds. Mr. Bachow has a B.A. from American University, a J.D. from Rutgers University, and a Masters Degree in tax law from New York University, and is a C.P.A.

    Mr. McGuire has served as a Director of the Company since March 2005. He has served as the Chief Financial Officer for AVAYA, a global leader in communication systems and applications since its formation in October 2000 and since 2003 has been Chief Financial Officer & Senior Vice President Corporate Development. Previously, Mr. McGuire served as President and Chief Executive Officer of Williams Communications Solutions LLC. Prior to that, he served in a number of senior positions at Nortel Networks. Mr. McGuire has a Bachelor of Science degree from the University of Dayton School of Business.

    Mr. Rein has served as a director of the Company since 1985. He is a General Partner with Foundation Medical Partners. Mr. Rein was the principal founder of Canaan Partners in 1987, a venture capital investment firm and served as its managing general partner until 2002. Prior to that, he was President and CEO of GE Venture Capital Corporation. Mr. Rein joined General Electric Company in 1979 and directed several of its lighting businesses as general manager before joining the venture capital subsidiary. Mr. Rein attended Emory University and Oglethorpe College and holds an MBA from the Darden School at the University of Virginia.

    Mr. Solomon has served as a Director of the Company since September 1994 and, previously, from 1985 to 1989. Mr. Solomon has been Chairman of G&L Investments, a consulting firm specializing in technology, since 1990 in addition to serving as a director on the boards of Harmonic Inc., Artesyn Technologies Inc., Terayon Communications Inc. and several private companies. Prior to joining G&L Investments, Mr. Solomon was an Executive Vice President with Alan Patricof Associates from 1983 to 1986, and a Senior Vice President of General Instrument from 1967 to 1983. Mr. Solomon received a Bachelor Degree in Physics from St. Joseph’s College and a Masters Degree in Industrial Engineering from Temple University.

    Mr. Strigl has served as a Director since January 2000. He has served as President and CEO of Verizon Wireless, one of the largest wireless communications providers in the US, since its formation in April 2000, and is an Executive Vice President of Verizon Communications. Previously, Mr. Strigl served as President and Chief Executive Officer of Bell Atlantic Mobile, Group President and Chief Executive Officer of the Global Wireless Group of Bell Atlantic, Vice President of Operations and Chief Operating Officer of Bell Atlantic New Jersey, Inc. (formerly New Jersey Bell Telephone Company) and served on its Board of Directors. He also served as President and CEO of Applied Data Research Inc. Mr. Strigl currently serves on the board of directors of PNC Financial Services Group and PNC Bank. Mr. Strigl holds an undergraduate degree in Business Administration from Canisius College and an M.B.A. from Fairleigh Dickinson University.

Audit Committee

    The Audit Committee is a separately-designated standing committee of the Board of Directors established in accordance with applicable securities laws. The Audit Committee operates under a written charter adopted by the Board of Directors and is responsible for (i) determining the adequacy of the Company’s internal accounting and financial controls, (ii) reviewing the results of the audit of the Company performed by the independent public accountants, and (iii) recommending the selection of independent public accountants. Messrs. Bachow (Chair), Rein and McGuire were members of the Audit Committee during fiscal 2005 and are independent within the meaning of the NASDAQ listing standards. The Company’s Board of Directors has determined that two members of the Audit Committee, Messrs. Bachow and McGuire, are audit committee financial experts as described in Item 401(h) of Regulation S-K.   Messrs. Bachow and McGuire's qualifications as an audit committee financial expert are set forth in his profile as a Director above.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely on a review of copies of reports furnished to the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2005, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its Executive Officers and Directors were complied with.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION.

    Shown below is information concerning the annual compensation for services in all capacities to the Company for the last three fiscal years of those persons who at December 31, 2005, were the Company’s Executive Officers:

Summary Compensation Table

				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation (2)	Restricted Share Awards (3)	Securities Underlying Options (4)
Bami Bastani	2005	$445,536	—	—	$1,222,883	—
Chief Executive Officer	2004	$445,536	$116,000	—	$486,705	266,668	(5)
	2003	$445,536	$287,418	—	—	150,000

Ronald Rosenzweig	2005	$100,000	—	—	$66,400	—
Chairman of the Board	2004	$87,500	$37,500	—	$34,200	15,000
	2003	$75,000	$20,700	$13,433	—	45,000

Charles Huang	2005	$230,000	—	—	$376,947	—
Executive Vice President	2004	$230,000	$61,000	—	$165,033	57,500	(5)
	2003	$165,000	$120,000	—	—	45,000

Thomas C. Shields	2005	$233,846	—	—	$486,550	—
Executive Vice President & Chief Financial Officer	2004	$225,000	$59,000	—	$217,795	121,251	(5)
	2003	$225,000	$170,000	—	—	45,000

(1)	Represents bonuses earned in the fiscal years presented.

(2)
While the named Executive Officers received some perquisites from the Company, the dollar value of such perquisites did not meet or exceed in any of the reported years (except with respect to Mr. Rosenzweig in 2003) the reporting threshold of $50,000 or ten percent of total annual salary and bonus of such Executive Officers set forth in the applicable rules of the Securities and Exchange Commission.

(3)
The restricted share awards for 2005 reflect the Company’s January 31, 2006 grant of 1,395,336 restricted shares of the Company’s common stock under the 2005 Long-Term Incentive and Share Award Plan (the “2005 Plan”), including 172,000 shares issued to Dr. Bastani (97,334 shares vesting on February 22, 2007; 37,333 shares vesting on February 22, 2008 and 37,333 shares vesting on February 22, 2009), 10,000 shares issued to Mr. Rosenzweig (10,000 vesting on February 22, 2007), 66,429 shares issued to Mr. Shields (38,873 vesting on February 22, 2007; 13,778 shares vesting on February 22, 2008 and 13,778 shares vesting on February 22, 2009) and 50,333 shares issued to Dr. Huang (30,111 shares vesting on February 22, 2007; 10,111 shares vesting on February 22, 2008 and 10,111 shares vesting on February 22, 2009).

The restricted share awards for 2005 also reflect the Company’s August 4, 2005 grant of 271,036 restricted shares of the Company’s common stock under the 2005 Plan, including 31,078 shares issued to Dr. Bastani vesting on August 4, 2006, 17,485 shares issued to Mr. Shields vesting on August 4, 2006 and 16,437 shares issued to Dr. Huang vesting on August 4, 2006.

The restricted share awards for 2004 were granted on July 23, 2004 (vesting on July 23, 2005), on January 21, 2005 (vesting on February 17, 2006) and on January 25, 2005 (vesting on February 17, 2006).

The dollar amounts shown equal the number of shares of restricted stock granted multiplied by the stock price on the grant date. On December 31, 2005, Messrs. Bastani, Rosenzweig, Huang and Shields held 143,578, 11,250, 47,187, and 64,985 shares, respectively, of restricted shares of common stock having a market value based on the closing price of the Company’s common stock on such date of $861,468, $67,500, $283,122 and $389,910 respectively. Dividends, if any, are paid on restricted shares of common stock at the same rate as paid on unrestricted common stock.

(4)	No options were granted to the named Executive Officers for the fiscal year ended December 31, 2005.

(5)
Includes options granted on February 4, 2004 to Messrs. Bastani (116,668 shares), Huang (12,500 shares) and Shields (71,251 shares) pursuant to the Company’s July 2003 voluntary stock option exchange program described in the Company’s annual proxy statement on Schedule 14A filed on April 19, 2005 under “Report on Repricing of Options”.

Current Annual Base Salary

Set forth below is the annual base salary for our Executive Officers effective as of January 30, 2006:

Name	Annual Base Salary
Bami Bastani	$490,090
Charles Huang	$234,830
Thomas C. Shields	$250,040
Ronald Rosenzweig	$100,000

Stock Options

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Stock Price at December 31, 2005 — $6.00
Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-money Options at Fiscal Year End
Exercisable			Exercisable	Unexercisable	Exercisable	Unexercisable
Bami Bastani	—	—	929,168	12,500	$1,395,250	$39,500
Ronald Rosenzweig	—	—	265,000	10,000	320,508	31,100
Charles Huang	—	—	488,750	3,750	230,850	11,850
Thomas C. Shields	—	—	162,501	3,750	130,350	11,850
Compensation of Directors

    Each non-employee Director receives an initial grant upon joining the Board of Directors of options to purchase 15,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value on the date of grant. Each option will become exercisable in three equal installments, commencing one year from the date of grant and annually thereafter, and will expire ten years from the date of grant.

    Each non-employee Director receives an annual retainer of $10,000, payable in quarterly installments, for Board services, $1,000 for each committee meeting attended (with a cap of $2,500 per day), and reimbursement for ordinary expenses incurred in connection with attendance at such meeting. Each committee chairperson also receives a $500 fee per meeting with the exception of the chairperson of the ad hoc Strategic Planning Committee, who received $25,000 per quarter. In 2005, each non-employee Director received a grant of options to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.68 which vested on January 2, 2006. On January 31, 2006, each non-employee Director received, in lieu of the annual grant of options to purchase 15,000 shares, a grant of 10,000 shares of restricted stock vesting on February 22, 2007.

Compensation Committee Interlocks and Insider Participation

    The current members of the Compensation & HR Committee are Messrs. McGuire, Solomon and Strigl, none of whom are employees of the Company and all of whom are considered “independent” directors under the applicable NASDAQ rules. There were no interlocks or insider participation between any member of the Board of Directors or the Compensation & HR Committee and any member of the board of directors or the compensation committee of another company.

Executive Employment Agreements

Chief Executive Officer. In September 1998, Dr. Bami Bastani, President, Chief Executive Officer and member of the Board of Directors, entered into an employment agreement with the Company pursuant to which he was to receive an annual base salary, bonus, stock options, restricted stock, and executive benefits based upon the Compensation & HR Committee’s determination of the Company’s success in meeting certain of the operational, strategic, and financial goals approved by the Board of Directors.

    If the Company terminates Dr. Bastani without cause or Dr. Bastani terminates his employment for good reason or for any reason following a change in control, he shall be entitled to (A) an amount equal to 299% of the sum of (i) the highest annualized rate of his base salary in effect at any point during the twelve months preceding the date of termination of employment, plus (ii) his bonus at a target of 110% of the highest annualized rate of his base salary in effect at any point during the twelve months preceding the date of termination of employment, (B) health benefits for a maximum of twenty-four months, and (C) immediate vesting of (i) all stock options and (ii) all restricted stock granted prior to termination of employment. In exchange for these benefits, Dr. Bastani agreed (x) not to solicit employees to leave the Company for twenty-four months after termination of his employment and (y) not to solicit customers or interfere with Company suppliers for twelve months following termination of his employment.

Chairman of the Board. In June 1999, Ronald Rosenzweig, Chairman of the Board of Directors, entered into an employment agreement with the Company pursuant to which he was to receive an annual base salary, bonus, stock options, and executive benefits. The employment agreement, as amended, terminates on July 2, 2006. For the period from July 2, 2005 through July 1, 2006 his annualized base salary is $100,000.

    If the Company terminates Mr. Rosenzweig without cause, he shall be entitled to (A) an amount equal to the sum of his then annual base salary plus his bonus, if any, earned during the immediately preceding calendar year, (B) health benefits for a maximum of twenty-four months, and (C) immediate vesting of all non-qualified stock options.

Other Executive Officers. During 2000, the Company entered into an employment agreement with Charles Huang, Executive Vice President and Chief Technical Officer. The terms of the agreement provide that if the employee is terminated by the Company following a change in control or if the employee terminates employment with the Company as a result of a reduction in responsibilities and duties or a reduction in compensation following a change in control, the employee shall be entitled to receive (A) up to 12 months of base salary and bonus, (B) payment of the annual bonus (at 100% of target) prorated for the number of months worked, (C) health benefits for a maximum of 12 months, (D) immediate vesting of all stock options, and (E) executive outplacement services for six months.

    In 2000, the Company entered into an employment agreement with Thomas Shields, Executive Vice President and Chief Financial Officer. Under the terms of the agreement, as amended, if the Company terminates Mr. Shields without cause or in the event of a change in control which results in either the involuntary termination without cause of his employment with the Company or Mr. Shields' voluntary resignation from the Company due to a reduction in the responsibilities and duties associated with his position, or reduction in compensation (base salary, plus bonus at target) without the prior express written consent of Mr. Shields, he shall be entitled to (A) an amount equal to 250% of the sum of (i) the highest annualized rate of his base salary in effect at any point during the twelve months preceding the date of termination of employment, plus (ii) his bonus at a target of 110% of the highest annualized rate of his base salary in effect at any point during the twelve months preceding the date of termination of employment, (B) health benefits for a maximum of twenty-four months, and (C) immediate vesting of (i) all stock options and (ii) all restricted stock granted prior to termination of employment.

    In exchange for these benefits, the employees agreed (X) after termination of employment, not to hire or solicit for hire the employees of the Company for 12 months, and (Y) to keep confidential information about the Company.

Report of the Compensation & HR Committee

    The objectives of the Company’s compensation program are to enhance the Company’s ability to recruit and retain qualified management, motivate executives and other employees to achieve established performance goals and ensure an element of congruity between the financial interests of the Company’s management and its stockholders.

    In fiscal year 2005, the Compensation & HR Committee considered the following factors in setting the compensation of the Company’s Executive Officers:

•	The overall operating performance of the Company as well as the Company’s performance in relation to its industry competitors.

•
The compensation packages for executives who have similar positions and levels of responsibility at other publicly held U.S. manufacturers of integrated circuits and other relevant products in related appropriate markets.

    The Compensation & HR Committee believes that competition for qualified executives in the broadband and wireless integrated circuit industries is extremely strong and that to attract and retain such persons, the Company must maintain an overall compensation package that is competitive with those offered by its peer companies.

    Compensation arrangements under the Company’s current compensation program may include up to four components: (a) a base salary, (b) a discretionary short-term bonus program, (c) the grant of equity incentives in the form of stock options and/or restricted stock awards and (d) other compensation and employee benefits generally available to all employees of the Company, such as health insurance and participation in the Company’s 401(k) plan. The Chief Executive Officer’s salary, bonus and equity incentive awards are established by the Compensation & HR Committee, subject to Dr. Bastani’s Employment Agreement. Recommendations regarding the base salary, bonuses and stock option or other equity awards of the Company’s Executive Officers, other than Dr. Bastani, are made to the Compensation & HR Committee by Dr. Bastani but are subject to Compensation & HR Committee review, modification and approval.

    To assist it in overseeing compensation practices, the Compensation & HR Committee periodically requests Company Human Resource Department personnel to gather compensation data for Compensation & HR Committee review. The Company also is a member of certain human resources-focused industry groups that accumulate detailed data regarding position descriptions, responsibilities and compensation for all levels of employees within the semiconductor industry. This information is one of the factors applied in setting the overall base salary, bonus and other performance-based compensation levels for all Company Executive Officers.

Base Salaries

    Subject to existing employment agreements, individual salaries for Executive Officers are annually reviewed and established by the Compensation & HR Committee. In determining individual salaries, the Compensation & HR Committee considers the scope of job responsibilities, individual contributions, labor market conditions, peer data and the Company’s overall annual budget guidelines for merit and performance increases. The Company’s objective is to deliver base compensation levels for each Executive Officer at the 70th percentile for the comparable position of the Company’s peer group. For fiscal year 2005, the Compensation & HR Committee believes that base salaries for the Company’s named Executive Officers were, as an average for the group, slightly below the median base salaries of the peer group comparable positions.

Annual Cash Incentive

    A large part of each Executive Officer’s potential total cash compensation is intended to be variable and dependent upon semi-annual Company performance. Annual bonus awards are determined directly from three objective performance-based measures: (a) revenues and (b) the level of operating profit (EBITDA), and (c) achievement of specific operational goals. During fiscal year 2005, each Executive Officer was eligible for a short-term bonus computed using a formula based on these three objective performance-based measures and the individual’s pay tier. Adjustments may be made to operating profit to eliminate the effects of generally non-recurring, one-time events that may include but are not limited to the sale of investments in securities of other companies, acquisition-related expenses and the sale or disposal of assets no longer in service. The same criteria are used for Executive Officers as for all other employees.

Equity Incentive Awards

    The Compensation & HR Committee believes that substantial equity ownership encourages management to take actions favorable to the long-term interests of the Company and its shareholders. Accordingly, equity-based compensation makes up a significant portion of the overall compensation of Executive Officers. The Company grants unvested equity-based awards to most of its newly hired, full-time employees, and many employees are periodically eligible thereafter for additional awards based on management’s evaluation of their performance.

Additional Awards

    The Compensation & HR Committee may grant, and has done so in the past, additional short-term or long-term cash or equity awards to recognize increased responsibilities or special contributions to the Company, attract new employees to the Company or retain key employees.

Chief Executive Officer Compensation

    The Compensation & HR Committee establishes the compensation of Dr. Bastani, the Chief Executive Officer of the Company, using the same criteria applicable to other Executive Officers of the Company subject to Dr. Bastani’s employment agreement. In addition, in setting Dr. Bastani’s compensation for fiscal year 2005, the Compensation & HR Committee focused on Dr. Bastani’s ability to communicate effectively with the Board of Directors and the Company’s key customers and suppliers, as well as his leadership effectiveness with the other members of the executive management team. During fiscal year 2005, Dr. Bastani earned a base salary of $445,536. Dr. Bastani was awarded restricted stock awards as detailed under the heading “Summary Compensation Table”. The Compensation & HR Committee believes, based on its review of publicly available information concerning the Company’s public competitors, as well as the use of the extensive data available from the compensation surveys described above, that Dr. Bastani’s compensation is well within the range of compensation provided to executives of similar rank and responsibility in the Company’s industry.

Code Section 162(m)

    In general, compensation in excess of $1,000,000 paid to any of the named Executive Officers may be subject to limitations on deductibility by the Company under Section 162(m) of the Internal Revenue Code of 1986, as amended. The limits on deduction do not apply to performance-based compensation that satisfies certain requirements. The Company designs its compensation programs to preserve the tax deductibility of compensation paid to its Executive Officers to the extent possible, consistent with the need to attract and retain high-caliber executive officers.

SUBMITTED BY THE COMPENSATION & HR COMMITTEE OF THE BOARD OF DIRECTORS OF THE COMPANY.

Garry McGuire
Lewis Solomon
Dennis Strigl

Performance Graph

    The following graph compares the cumulative total shareholder return on the Company's common stock from December 31, 2000 through December 31, 2005 with the cumulative total return on the NASDAQ Stock Market Index and the Philadelphia Semiconductor Index, considered to be an index of the Company’s peer group, during the same period. The comparison assumes $100 was invested on December 31, 2000 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company did not declare, nor did it pay any cash dividends during the comparison period. Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, the graph shall not be incorporated by reference into any such filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth as of February 15, 2006 certain information about beneficial stock ownership of (i) each Director, (ii) the Executive Officers named in the Compensation table under Item 11, (iii) each beneficial owner of more than 5% of the common stock of the Company, and (iv) all Directors and Executive Officers as a group. Unless specifically stated in the footnotes below, each Executive Officer and Director listed below has sole voting and investment power as to the shares of common stock listed beside his name.

    In addition, unless otherwise indicated, the address of each beneficial owner listed is c/o ANADIGICS, Inc., 141 Mt. Bethel Road, Warren, New Jersey 07059.

Name	Common Stock Beneficially Owned		% Beneficial Ownership**
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,334,446	(1)	6.4%
Merrill Lynch & Co., Inc. World Financial Center, North Tower 250 Vesey Street New York, NY 10381	3,190,500	(2)	8.7%
Ramius Capital Group, LLC 666 Third Avenue, 26th Floor New York, NY 10017	2,380,956	(3)	6.1%
Paul Bachow	246,044	(4)	*
Bami Bastani	1,312,346	(5)	3.5%
Charles Huang	914,709	(6)	2.5%
Garry McGuire	40,000	(7)	*
Harry Rein	157,000	(8)	*
Ronald Rosenzweig	454,051	(9)	1.2%
Thomas C. Shields	310,378	(10)	*
Lewis Solomon	157,000	(11)	*
Dennis Strigl	137,500	(12)	*
All Directors and Executive Officers as a group	3,729,028		9.6%

(1)
As reported by Dimensional Fund Advisors Inc. and related entities on Schedule 13G filed with the Securities and Exchange Commission on February 6, 2006. In its Schedule 13G, Dimensional Fund Advisors Inc. states that it has sole voting power as to 2,334,446 shares, shared voting power as to no shares, sole dispositive power with respect to 2,334,446 shares and shared dispositive power with respect to no shares.

(2)
As reported by Merrill Lynch & Co., Inc. and related entities on Schedule 13G filed with the Securities and Exchange Commission on January 10, 2006. In its Schedule 13G, Merrill Lynch & Co., Inc. states that it has shared voting power and shared dispositive power as to 3,190,500 shares. Merrill Lynch’s subsidiary Master Value Opportunities Trust has shared voting power and shared dispositive power as to 2,555,500 of the 3,190,500 shares.

(3)
As reported by Ramius Capital Group, LLC and related entities on Schedule 13G filed with the Securities and Exchange Commission on February 15, 2006. In its Schedule 13G, Ramius Capital Group, LLC states that it has sole voting power as to 2,100,000 shares of common stock issuable upon conversion of Convertible Notes due October 15, 2009, and 280,956 shares of common stock issuable upon conversion of Convertible Notes due October 15, 2006; shared voting power as to no shares; sole dispositive power with respect to 2,100,000 shares of common stock issuable upon conversion of Convertible Notes due October 15, 2009, and 280,956 shares of common stock issuable upon conversion of Convertible Notes due October 15, 2006; and shared dispositive power as to no shares.

(4)	Includes 137,000 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

(5)	Includes 941,668 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

(6)	Includes 492,500 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

(7)	Includes 30,000 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days

(8)	Includes 137,000 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

(9)	Includes 265,000 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

(10)	Includes 166,251 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

(11)	Includes 137,000 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

(12)	Includes 117,500 shares of common stock issuable pursuant to options, currently exercisable or exercisable within 60 days.

*	Less than 1%.

**	Calculated using shares outstanding as of February 15, 2006.

The following table provides information as of December 31, 2005, about securities issued or authorized for future issuance under the Company’s equity compensation plans.

Equity Compensation Plan Disclosure

As of December 31, 2005	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity Compensation Plans approved by security holders (1)	2,627,869	$8.16	3,155,188
Equity Compensation Plans not Approved by Security Holders (2)	3,315,555	$7.29	-
Total	5,943,424		3,155,188

(1)	These plans include the Company’s 1995 Long-Term Incentive and Share Award Plan for Officers and Directors, which terminated on February 28, 2005; the 2005 Plan; and the Employee Stock Purchase Plan.

(2)	For a description of the material provisions of the Company’s 1997 Long Term Incentive and Share Award Plan please refer to footnote 13 to our consolidated financial statements included herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The Company changed its independent registered public accounting firm and auditors during fiscal year 2005 from Ernst & Young LLP to J.H. Cohn LLP. The aggregate fees billed or anticipated to be billed by the Company’s independent registered public accounting firm and auditors, J.H. Cohn LLP and Ernst & Young LLP, for professional services rendered to the Company for the two fiscal years ending December 31, 2005 were as follows:

Fee Category	Fiscal Year 2005	% of Total	Fiscal Year 2004	% of Total
Audit Fees	$375,000	99.7%	$697,450	92.7%
Audit-Related Fees (1)	—	—	—	—
Tax Fees (2)	1,300	0.3	42,800	7.1
All Other Fees (3)	—	—	1,500	0.2
Total Fees	$376,300	100%	$741,750	100%

(1)	Audit-Related Fees: The Company incurred no audit-related fees during its 2004 and 2005 fiscal years.

(2)	Tax Fees: Aggregate fees billed for professional services rendered during 2004 and 2005 related to domestic tax assistance.

(3)	All Other Fees: Fees billed for services rendered during 2004 related to license for accounting research software.

    The Audit Committee of the Board of Directors has considered whether provision of the services described above is compatible with maintaining the independent registered public accountants’ independence and has determined that such services have not adversely affected Ernst & Young LLP’s or J.H. Cohn LLP’s independence.

Audit Committee Pre-Approval Policies and Procedures

    The Audit Committee’s policy provides that the Company’s independent registered public accountants may provide only those services pre-approved by the Audit Committee or its designated subcommittee. The Audit Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the independent accountants. To the extent practicable, at the same meeting the Audit Committee also reviews and approves a budget for each of such services. The term of any such pre-approval is for the period of the annual audit cycle, unless the Audit Committee specifically provides for a different period.

    Services proposed to be provided by the independent accountants that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee or its designated subcommittee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be pre-approved by the Audit Committee or its designated subcommittee.

All requests or applications for the independent accountants to provide services to the Company must be submitted to the Audit Committee or its designated subcommittee by the independent accountants and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request or application is consistent with applicable laws, rules and regulations relating to auditor independence. In the event that any representative of the Company or the independent accountants becomes aware that any services are being, or have been, provided by the independent accountants to the Company without the requisite pre-approval, such individual must immediately notify the Chief Financial Officer, who must promptly notify the Chairman of the Audit Committee and appropriate senior management so that prompt action may be taken to the extent deemed necessary or advisable.

The Audit Committee may form and delegate to a subcommittee, composed of one or more of its members, the authority to grant specific pre-approvals under its policy with respect to audit, review, attest and permitted non-audit services, provided that any such grant of pre-approval shall be reported to the full Audit Committee no later than its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services performed by the audit firm to management.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Reports of Independent Registered Public Accounting Firms
-	Consolidated Balance Sheets - December 31, 2004 and 2005
-	Consolidated Statements of Operations - Year ended December 31, 2003, 2004 and 2005
-	Consolidated Statements of Comprehensive Loss - Year ended December 31, 2003, 2004 and 2005
-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2003, 2004 and 2005
-	Consolidated Statements of Cash Flows - Year ended December 31, 2003, 2004 and 2005
-	Notes to Consolidated Financial Statements

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
4.5
Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 17, 1998, and incorporated herein by reference.

4.6
Amendment No. 1 as of November 20, 2000 to the Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 4, 2000, and incorporated herein by reference.

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
4.10
Indenture, dated as September 24, 2004, between the Company, as Issuer, and U.S. Bank Trust National Association, as Trustee for the 5% Convertible Senior Notes due October 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2004, and incorporated herein by reference.

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

10.3
Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928); as amended and filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-125971) dated June 20, 2005; each as incorporated herein by reference.

10.4	Amended and Restated Employee Stock Purchase Plan. Filed as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 19, 2005 and incorporated herein by reference.
10.5
Lease Agreement between United States Land Resources, L.P. (and its successor in interest, Warren Hi-Tech Center, L.P.), and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783); as amended in the Company’s Annual Report filed on Form 10-K405 dated March 29, 2002; each as incorporated herein by reference.

10.6
Employment Agreement between the Company and Dr. Bamdad Bastani, dated September 17, 1998. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 10, 2005; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2005; and as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006; each as incorporated herein by reference.

10.7
Employment Agreement between the Company and Ronald Rosenzweig, dated June 1, 1999. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999; as amended and filed as an exhibit to the Company’s Current Report on Form 10-K405 dated March 29, 2002; as amended and filed as an exhibit to the Company's Annual Report on Form 10-K dated March 15, 2004; as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated November 3, 2004; and as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 5, 2005; each as incorporated herein by reference.

10.8
Employment Agreement between the Company and Thomas C. Shields, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 10, 2005; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2005 and as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006; each as incorporated herein by reference.

10.9
Employment Agreement between the Company and Charles Huang, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006; each as incorporated herein by reference.

10.10	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.
10.11	2005 Long Term Incentive and Share Award Plan. Filed as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2005, and incorporated herein by reference.
*21	Subsidiary Listing
*23.1	Consent of J.H. Cohn LLP.
*23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
* Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2006.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006
Dr. Bami Bastani

/s/ Thomas C. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	February 28, 2006
Thomas C. Shields

/s/ Ronald Rosenzweig	Chairman of the Board of Directors	February 28, 2006
Ronald Rosenzweig

/s/ Paul S. Bachow	Director	February 28, 2006
Paul S. Bachow

/s/ Garry McGuire	Director	February 28, 2006
Garry McGuire

/s/ Harry T. Rein	Director	February 28, 2006
Harry T. Rein

/s/ Lewis Solomon	Director	February 28, 2006
Lewis Solomon

/s/ Dennis F. Strigl	Director	February 28, 2006
Dennis F. Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2005:
Deducted from asset account:
Allowance for doubtful accounts	$988	$90	$(18)	(1)	$1,060
Reserve for excess and obsolete inventory	4,074	269	(1,441)	(2)	2,902
Reserve for warranty claims	159	634	(397)	(3)	396

Year ended December 31, 2004:
Deducted from asset account:
Allowance for doubtful accounts	$752	$240	$(4)	(1)	$988
Reserve for excess and obsolete inventory	4,745	1,636	(2,307)	(2)	4,074
Reserve for warranty claims	100	390	(331)	(3)	159

Year ended December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$781	$-	$(29)	(1)	$752
Reserve for excess and obsolete inventory	7,134	287	(2,676)	(2)	4,745
Reserve for warranty claims	368	10	(278)	(3)	100

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-125971) pertaining to the ANADIGICS, Inc. 2005 Long-Term Incentive and Share Award Plan and Amended and Restated Employee Stock Purchase Plan and the Registration Statement (Form S-8 No. 33-89928) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and Employee Stock Purchase Plan, in the Registration Statements (Form S-8 No. 33-32533 and Form S-8 No. 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees and in the Registration Statements (Form S-3 No. 333-75040, Form S-3 No. 333-110538 and Form S-3 No. 333-120947) of our reports dated February 27, 2006, with respect to the consolidated financial statements and schedule of ANADIGICS, Inc. and ANADIGICS, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2005.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2006

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89928) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and  Employee Stock Purchase Plan, in the Registration Statements (Form S-8 No. 33-32533 and Form S-8 No. 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees and in the Registration Statements (Form S-3 No. 333-75040, Form S-3 No. 333-110538 and Form S-3 No. 333-120947) of our report dated March 2, 2005, with respect to the consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2004 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 and the information for each of the two years in the period ended December 31, 2004 included in the related financial statement schedule of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2005

                                                /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 27, 2006

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

Date: February 28, 2006

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 28, 2006
By:	/s/ Thomas C. Shields
Thomas C. Shields
Executive Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 28, 2006
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

                                                                                                    Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 28, 2006
By:	/s/ Thomas C. Shields
Thomas C. Shields
Executive Vice President
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