Form 10-Q
period 2006-05-10
ANADIGICS INC
filed 2006-05-11
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006.

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
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the Registrant’s common stock as of April 1, 2006 was 47,184,736 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - April 1, 2006 and December 31, 2005

Condensed consolidated statements of operations and comprehensive loss - Three months ended April 1, 2006 and April 2, 2005

Condensed consolidated statements of cash flows - Three months ended April 1, 2006 and April 2, 2005

Notes to condensed consolidated financial statements - April 1, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	April 1, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$19,282	$11,891
Marketable securities	114,244	70,364
Accounts receivable, net	20,295	18,755
Inventories	18,428	16,009
Prepaid expenses and other current assets	4,687	2,188
Total current assets	176,936	119,207

Marketable securities	996	4,102
Plant and equipment:
Equipment and furniture	133,914	133,262
Leasehold improvements	38,748	38,748
Projects in process	3,169	1,617
	175,831	173,627
Less accumulated depreciation and amortization	(139,521)	(137,320)
	36,310	36,307
Goodwill and other intangibles, net of amortization	6,010	6,044
Other assets	1,831	2,613

Total assets	$222,083	$168,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,720	$15,519
Accrued liabilities	3,916	4,672
Accrued restructuring costs	27	40
Current maturities of long-term debt	46,700	46,700
Current maturities of capital lease obligations	296	269

Total current liabilities	69,659	67,200

Other long-term liabilities	3,218	3,175
Long-term debt, less current portion	38,000	38,000
Capital lease obligations, less current portion	1,691	1,763

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 47,180 and 35,007 issued at April 1, 2006 and December 31, 2005	472	350
Additional paid-in capital	403,339	347,555
Accumulated deficit	(293,833)	(289,196)
Accumulated other comprehensive loss	(205)	(316)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	109,515	58,135

Total liabilities and stockholders’ equity	$222,083	$168,273

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 1, 2006	April 2, 2005
	(unaudited)	(unaudited)

Net sales	$35,721	$21,773
Cost of sales	26,284	19,252
Gross profit	9,437	2,521
Research and development expenses	8,159	7,862
Selling and administrative expenses	5,493	5,552
Restructuring and other charges	-	(120)

Operating loss	(4,215)	(10,773)
Interest income	866	577
Interest expense	(1,288)	(1,249)
Other expense	-	(6)

Net loss	$(4,637)	$(11,451)

Basic and diluted loss per share	$(0.12)	$(0.34)

Weighted average basic and diluted common shares outstanding	38,376	33,579

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 1, 2006	April 2, 2005
	(unaudited)	(unaudited)

Net loss	$(4,637)	$(11,451)
Unrealized gain (loss) on marketable securities	105	(127)
Foreign currency translation adjustment	6	(21)

Comprehensive loss	$(4,526)	$(11,599)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 1, 2006	April 2, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,637)	$(11,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,114	3,018
Amortization	480	424
Stock-based compensation	1,449	647
Amortization of premium on marketable securities	126	394
Changes in operating assets and liabilities:
Accounts receivable	(1,540)	243
Inventories	(2,419)	1,506
Prepaid expenses and other assets	(2,076)	(1,777)
Accounts payable	3,201	2,165
Accrued liabilities and other liabilities	(720)	(1,192)

Net cash used in operating activities	(4,022)	(6,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,204)	(211)
Purchases of marketable securities	(69,749)	(11,847)
Proceeds from sale of marketable securities	28,954	14,630

Net cash (used in) provided by investing activities	(42,999)	2,572

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(45)	(6)
Issuance of common stock	54,457	4

Net cash provided by (used in) financing activities	54,412	(2)

Net increase(decrease) in cash and cash equivalents	7,391	(3,453)
Cash and cash equivalents at beginning of period	11,891	11,171

Cash and cash equivalents at end of period	$19,282	$7,718

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - APRIL 1, 2006

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

    The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 151 (FAS 151), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The adoption of FAS 151 did not have a material impact on the condensed consolidated financial statements.

    Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) issued Statement No. 123(R) (FAS 123R), Share-Based Payment, on a modified prospective basis. FAS 123R amended FASB Statement No. 123, Accounting for Stock Based Compensation (FAS 123) and requires that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure is no longer an alternative to financial statement recognition. The Company will now recognize compensation expense over the remaining vesting period for all awards that remained unvested as of January 1, 2006. As permitted by FAS 123, prior to January 1, 2006, the Company accounted for share-based payments to employees using Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option and other stock based compensation plans. Under APB 25’s intrinsic value method, no compensation expense was recognized at the time of option grant when the exercise price of the Company’s employee stock options equaled the fair market value of the underlying common stock on the date of grant. As such, the Company generally recognized no compensation cost for employee stock options or the Employee Stock Purchase Plan (ESP Plan).

    WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the three months ended April 1, 2006 included $130 in actual charges and $235 in provisions resulting in the balance of $501 at April 1, 2006. Warranty reserve movements in the three months ended April 2, 2005 included $48 in actual charges and $43 increase in the provision.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	April 1, 2006	December 31, 2005

Raw materials	$3,556	$2,870
Work in process	12,073	10,973
Finished goods	5,895	5,068
	21,524	18,911
Reserves	(3,096)	(2,902)

Total	$18,428	$16,009

3. LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	April 1, 2006	April 2, 2005

Weighted average common shares outstanding used to calculate basic loss per share	38,376	33,579

Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*

Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	38,376	33,579

*
Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes, as summarized below, are not included as their effect is anti-dilutive.

	Three months ended
	April 1, 2006			April 2, 2005
	Shares issuable upon exercise or conversion	Exercise or conversion price		Shares issuable upon exercise or conversion	Exercise or conversion price

Stock options outstanding	5,332	$8.04	*	6,819	$7.38	*
5% Convertible notes, due in 2006	2,224	21.00		2,224	21.00
5% Convertible notes, due in 2009	7,600	5.00		7,600	5.00

* Weighted average exercise price

4. REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Broadband	$16,503	$11,232
Wireless	19,218	10,541

Total	$35,721	$21,773

The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Asia	$19,114	$12,205
U.S.A. and Canada	13,526	7,991
Other	3,081	1,577
Total	$35,721	$21,773

5. RESTRUCTURING AND OTHER CHARGES

    During the fourth quarter of 2003, the Company recorded restructuring and other charges of $300 associated with obligations for certain redundant leasehold premises. Those obligations were settled during the first quarter of 2005 resulting in a savings to the Company of $120. During the first quarter of 2006, the Company recognized costs of $13 for lease-related restructuring costs. As of April 1, 2006, the accrued restructuring balance of $27 relates to lease-related obligations.

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

    On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the Convertible notes. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase after adjusting for the write-off of a proportionate share of unamortized offering costs. The $46,700 balance of 2006 Notes outstanding are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually on May 15 and November 15.

7. STOCK-BASED COMPENSATION

    Effective January 1, 2006, the Company adopted the provisions of FAS 123R in accounting for share based payments to employees, having previously followed the provisions of APB 25, as permitted by FAS 123. The Company has adopted FAS 123R using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006.

Equity Compensation Plans

    The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:

▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan)
▪	The 1997 Long Term Incentive and Share Award Plan (1997 Plan)
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan, the 1997 Plan, the Plans)
▪	The Employee Stock Purchase Plan (ESP Plan)

    Employees and outside directors have been granted restricted stock and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 2,700 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

    In 1995, the Company adopted an Employee Stock Purchase Plan (“ESP Plan”) under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 2,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of ESP Plan, shares purchased and the applicable per share price was 328 ($3.13) for the year ended December 31, 2005.

    Net income for the first quarters of 2006 and 2005 included stock based compensation cost of $1,449 and $647, respectively. Under FAS 123R, stock based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan whereas in 2005, only amortization of restricted stock grants was required. The Company is using the straight-line basis in calculating stock based compensation expense.

    The table below summarizes stock based compensation by source and by financial statement line item for the three month periods, inclusive of comparative Pro forma disclosure for 2005:

	For the three-month periods ended
	April 1, 2006	April 2, 2005	April 2, 2005
	US GAAP	US GAAP	Pro Forma
	(as reported)	(as reported)	(comparison only)

Amortization of restricted stock awards	($1,316)	($642)	($642)
Amortization of ESPP	(100)	-	(114)
Amortization of stock option awards	(33)	(5)	(158)
Total stock based compensation	($1,449)	($647)	($914)

Basic and diluted loss per share
As reported	($0.12)	($0.34)	N/A
Pro forma	($0.12)	N/A	($0.35)

By Financial Statement line item
Cost of sales	$309	$135	$181
Research and development expenses	571	283	366
Selling and administrative expenses	569	229	367

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted stock awards
    Commencing in August 2004, the Company has granted restricted shares under its Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The Company estimates that 2.4 - 2.8% of its restricted stock awards are forfeited annually. The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vest. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for share options during the period from January 1, 2005 to April 1, 2006 is presented in table form below:

	Restricted Shares			Stock Options
	Shares		WA price per share	Issuable upon exercise	WA exercise price

Grants outstanding at January 1, 2005	381		$4.01	6,792	$7.47
Granted	1,303		2.71	159	3.12
Vested/exercised	(357	) *	4.01	(416)	2.80
Forfeited	(113)		2.95	(591)	7.57
Balance at December 31, 2005	1,214		2.72	5,944	7.67
Granted	1,395		6.64	17	6.49
Vested/exercised	(404)		2.74	(462)	2.95
Forfeited	(11)		3.28	(167)	8.71
Balance at April 1, 2006	2,194		$5.21	5,332	$8.04

* 114 shares were repurchased by the Company to fund withholding tax obligations.

Weighted average information as of April 1, 2006

Options currently exercisable
Shares issuable upon exercise	5,190
WA exercise price	$8.17
WA remaining life	5.6 years
Intrinsic value of exercised options	$1,677
Remaining life for outstanding options	5.6 years

Intrinsic value of exercisable options	$10,156
Intrinsic value of outstanding options	$10,809
Unrecognized stock based compensation cost
Option plans	$132
Restricted stock	$8,731
WA remaining vest period	1.25 years

Stock options outstanding at April 1, 2006 are summarized as follows:

Range of exercise prices	Outstanding Options at April 1, 2006	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at April 1, 2006	Weighted average exercise price

$1.39 - $3.72	1,208	7.04	$2.72	1,100	$2.73
$4.17 - $7.02	1,149	3.37	$4.80	1,115	$4.77
$7.27	1,552	7.85	$7.27	1,552	$7.27
$7.65 - $53.48	1,423	3.90	$16.03	1,423	$16.03

Valuation method for ESP Plan and Stock option awards
    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions for stock option grants were used for the three months ended April 2, 2005 and April 1, 2006, respectively: risk-free interest rate of 3.3% and 4.3%; expected volatility, using the Company’s historical volatility of 0.95 and 0.94; expected option life of one year from vesting and an expected dividend yield of 0.0%. The weighted average fair value of options granted during calendar 2005 and the three months ended April 2, 2005 and April 1, 2006 were $1.77 and $3.91, respectively.

8. STOCKHOLDERS’ EQUITY

    In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock, generating net proceeds to the Company of $53,096.

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

    We continue to focus on leveraging our technological and manufacturing advantages to remain a leading supplier of RFICs and RF front end solutions. We design, develop and manufacture RFICs primarily using GaAs compound semiconductor substrates with various process technologies, Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT). Our proprietary technology, which utilizes InGaP-plusTM, combines InGaP HBT and pHEMT processes on a single substrate, enabling us to integrate the PA function and the RF active switch function on the same die. Our primary fab, a state-of-the-art six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999. Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated. We anticipate that this facility will enable us to capitalize on the growing demand for RFICs. Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors. We believe our strong fabrication capability and available capacity, combined with integrated product design and logistics expertise, allow us to quickly develop and manufacture products to meet market and customer requirements.

    We believe that the technical nature of our products and markets demands an extraordinary commitment to building and maintaining close relationships with our customers. Our design and applications engineering staff actively communicate with customers during all phases of design and production. We have highly specialized field application engineering teams near our customers in Korea, Taiwan and China, as well as a system application team in Denmark, which is located near Texas Instruments’ reference design team in Denmark. These contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends. We believe that reference-design manufacturers in the wireless and broadband markets will continue to play an ever-increasing role in the future of these markets. As such, it is essential that we maintain strong relationships in partnering with these companies to penetrate these market opportunities.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	April 1, 2006	April 2, 2005

Net sales	100.0%	100.0%
Cost of sales	73.6%	88.4%

Gross margin	26.4%	11.6%
Research and development expenses	22.8%	36.1%
Selling and administrative expenses	15.4%	25.5%
Restructuring and other charges	-	(0.5%)

Operating loss	(11.8%)	(49.5%)
Interest income	2.4%	2.6%
Interest expense	(3.6%)	(5.7%)
Other expense	-	-

Net loss	(13.0%)	(52.6%)

FIRST QUARTER 2006 (ENDED APRIL 1, 2006) COMPARED TO FIRST QUARTER 2005 (ENDED APRIL 2, 2005)

    NET SALES. Net sales increased 64.1% during the first quarter of 2006 to $35.7 million from $21.8 million in the first quarter of 2005.

    Sales of integrated circuits for broadband applications increased 46.9% during the first quarter of 2006 to $16.5 million from $11.2 million in the first quarter of 2005. The increase in sales was primarily due to an increase in demand for WLAN PAs and infrastructure products of $3.5 million and $1.3 million, respectively. Sales of WLAN PAs benefited from the market transition to 802.11a/b/g from 802.11b/g that carries a higher selling price for the increased functionality.

    Sales of integrated circuits for wireless applications increased 82.3% during the first quarter of 2006 to $19.2 million from $10.5 million in the first quarter of 2005. The increase in sales of integrated circuits for wireless applications in the first quarter of 2006 compared with the first quarter of 2005 was primarily due to increased demand for our GSM and 3G (EDGE, WEDGE & WCDMA) PAs amounting to $5.0 million and $3.2 million, respectively.

    GROSS MARGIN. Gross margin during the first quarter of 2006 increased to 26.4% of net sales from 11.6% of net sales in the first quarter of 2005. The increase in gross margin in the three month period ended April 1, 2006 was primarily due to increased sales and production volumes with the consequent absorption of fixed costs, while a decrease in depreciation expense of $0.6 million offset declines in average selling prices.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 3.8% during the first quarter of 2006 to $8.2 million from $7.9 million during the first quarter of 2005. The increase in the three month period ended April 1, 2006 was attributable to increased stock based compensation.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses were flat during the first quarter of 2006 at $5.5 million consistent with the first quarter of 2005. Stock based compensation increased $0.3 million in the first quarter of 2006 compared with the first quarter of 2005 and was offset by reduced operating expenses.

    RESTRUCTURING AND OTHER CHARGES. The Company incurred no restructuring or other charges in the first quarter of 2006. During the first quarter of 2005, the Company settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

    INTEREST INCOME. Interest income increased 50.1% to $0.9 million during the first quarter of 2006 from $0.6 million during the first quarter of 2005. The increases in the three months ended April 1, 2006 were primarily due to higher average interest rates.

    INTEREST EXPENSE. Interest expense increased 3.1% to $1.3 million during the first quarter of 2006. The increase relates to interest on our capital lease obligation. The balance of interest was flat and relates to our $46.7 million outstanding balance of our 5% Convertible Senior Notes due in November of 2006 (the “2006 Notes”) and the $38.0 million outstanding balance of our 5% Convertible Senior Notes due in 2009 (the “2009 Notes”).

LIQUIDITY AND CAPITAL RESOURCES

    As of April 1, 2006, we had $19.3 million in cash and cash equivalents and $115.2 million in marketable securities. Included in these amounts are proceeds we received from completion of an underwritten public offering of an aggregate of 10,446,200 shares of common stock in March 2006, which raised $53.1 million, net of underwriting discounts and commissions and related offering expenses. As of April 1, 2006, we had outstanding $46.7 million aggregate principal amount of our 2006 Notes and $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities used $4.0 million in cash during the three-month period ended April 1, 2006. Investing activities, consisting principally of net purchases of marketable securities of $40.8 million and purchases of fixed assets of $2.2 million, used $43.0 million of cash during the three-month period ended April 1, 2006. Financing activities, consisting primarily of the aforementioned public stock offering provided $54.4 million.

    As of April 1, 2006, we had unconditional purchase obligations of approximately $6.3 million of which $5.2 million relates to capital equipment purchase requirements over the next six months to increase the installed equipment capacity of the Company's manufacturing operations in response to anticipated increases in customer demand for the Company's products.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for the next twelve months including the repayment of our 2006 Notes due in November 2006. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchases of our outstanding debt or equity. However, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. Our ability to pay principal and interest on our outstanding 2006 Notes due in November of 2006 and our outstanding 2009 Notes due in October 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 2006, we adopted Financial Accounting Standards Board Statement No. 151 (FAS 151), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The adoption of FAS 151 did not have a material impact on our condensed consolidated financial statements.

    Effective January 1, 2006 we adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) (FAS 123R), Share-Based Payment, on a modified prospective basis. FAS 123R amended FASB Statement No. 123, Accounting for Stock Based Compensation (FAS 123) and requires that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure is no longer an alternative to financial statement recognition. We will now recognize compensation expense over the remaining vesting period for all awards that remained unvested as of January 1, 2006. As permitted by FAS 123, prior to January 1, 2006, we accounted for share-based payments to employees using Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our employee stock option and other stock based compensation plans. Under APB 25’s intrinsic value method, no compensation expense was recognized at the time of option grant when the exercise price of our employee stock options equaled the fair market value of the underlying common stock on the date of grant. As such, we generally recognized no compensation cost for employee stock options or the Employee Stock Purchase Plan (ESP Plan).

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and expectation that we will continue to incur losses; (ii) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (iii) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (iv) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (v) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (vi) our dependence on a small number of customers; (vii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (viii) we may face interruptions in our manufacturing processes; (ix) the variability of our manufacturing yields may affect our gross margins; (x) our dependence on foreign semiconductor assembly and test operations contractors could lead to delays in product shipments; (xi) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (xii) declines in our revenues and the underutilization of our manufacturing capacity have in the past and may continue to adversely affect our gross margins and profitability; (xiii) our products have experienced rapidly declining unit prices; (xiv) capital required for our business may not be available when we need it; (xv) our success depends on our ability to attract and retain qualified personnel; (xvi) risks due to our international customer base and our subcontracting operations; (xvii) stringent environmental laws and regulations both domestically and abroad; (xviii) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (ixx) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; (xx) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 1, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

Dated: May 11, 2006

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

Date: May 11, 2006
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

Date: May 11, 2006
By:	/s/ Thomas C. Shields
Thomas C. Shields
Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended April 1, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2006
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

Exhibit 32.2

CERTIFICATION

The undersigned, Thomas C. Shields, Senior Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended April 1, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2006
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