Form 10-Q
period 2006-08-10
ANADIGICS INC
filed 2006-08-10
CIK 940332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006.

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

The number of shares outstanding of the Registrant’s common stock as of July 1, 2006 was 47,281,186 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - July 1, 2006 and December 31, 2005

Condensed consolidated statements of operations and comprehensive loss - Three and six months ended July 1, 2006 and July 2, 2005

Condensed consolidated statements of cash flows - Six months ended July 1, 2006 and July 2, 2005

Notes to condensed consolidated financial statements - July 1, 2006

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	July 1, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$15,183	$11,891
Marketable securities	111,685	70,364
Accounts receivable, net	22,775	18,755
Inventories	20,272	16,009
Prepaid expenses and other current assets	3,791	2,188
Total current assets	173,706	119,207

Marketable securities	1,983	4,102
Plant and equipment:
Equipment and furniture	134,712	133,262
Leasehold improvements	38,748	38,748
Projects in process	5,673	1,617
	179,133	173,627
Less accumulated depreciation and amortization	(141,677)	(137,320)
	37,456	36,307
Goodwill and other intangibles, net of amortization	5,977	6,044
Other assets	1,721	2,613

Total assets	$220,843	$168,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,049	$15,519
Accrued liabilities	4,918	4,672
Accrued restructuring costs	9	40
Current maturities of long-term debt	46,700	46,700
Current maturities of capital lease obligations	301	269

Total current liabilities	68,977	67,200

Other long-term liabilities	3,261	3,175
Long-term debt, less current portion	38,000	38,000
Capital lease obligations, less current portion	1,616	1,763

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 47,354 and 35,007 issued at July 1, 2006 and December 31, 2005	474	350
Additional paid-in capital	405,540	347,555
Accumulated deficit	(296,620)	(289,196)
Accumulated other comprehensive loss	(147)	(316)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	108,989	58,135

Total liabilities and stockholders’ equity	$220,843	$168,273

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$40,215	$23,943	$75,936	$45,716
Cost of sales	28,940	19,511	55,224	38,763
Gross profit	11,275	4,432	20,712	6,953
Research and development expenses	8,498	7,374	16,657	15,236
Selling and administrative expenses	5,869	5,506	11,362	11,058
Restructuring and other charges	-	-	-	(120)

Operating loss	(3,092)	(8,448)	(7,307)	(19,221)
Interest income	1,571	599	2,437	1,176
Interest expense	(1,287)	(1,249)	(2,575)	(2,498)
Other income	21	9	21	3

Net loss	$(2,787)	$(9,089)	$(7,424)	$(20,540)

Basic and diluted loss per share	$(0.06)	$(0.27)	$(0.18)	$(0.61)

Weighted average basic and diluted common shares outstanding	47,198	34,057	42,184	33,780

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(2,787)	$(9,089)	$(7,424)	$(20,540)
Unrealized gain on marketable securities	62	213	167	86
Foreign currency translation adjustment	(4)	(39)	2	(60)
Comprehensive loss	$(2,729)	$(8,915)	$(7,255)	$(20,514)

See accompanying notes.

ANADIGICS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Six months ended
	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,424)	$(20,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,198	5,772
Amortization	960	912
Stock based compensation	3,228	1,431
Amortization of premium on marketable securities	168	732
(Gain) loss on disposal of equipment	(19)	14
Changes in operating assets and liabilities:
Accounts receivable	(4,020)	(2,600)
Inventories	(4,263)	1,322
Prepaid expenses and other assets	(1,431)	(622)
Accounts payable	1,530	1,978
Accrued liabilities and other liabilities	303	(1,525)

Net cash used in operating activities	(6,770)	(13,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(5,529)	(349)
Proceeds from sale of equipment	28	38
Purchases of marketable securities	(134,457)	(24,412)
Proceeds from sale of marketable securities	95,254	35,895

Net cash (used in) provided by investing activities	(44,704)	11,172

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(115)	(18)
Issuance of common stock	54,881	4

Net cash provided by (used in) financing activities	54,766	(14)

Net increase(decrease) in cash and cash equivalents	3,292	(1,968)
Cash and cash equivalents at beginning of period	11,891	11,171

Cash and cash equivalents at end of period	$15,183	$9,203

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JULY 1, 2006

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

    Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) (FAS 123R), Share-Based Payment, on a modified prospective basis. FAS 123R amended FASB Statement No. 123, Accounting for Stock Based Compensation (FAS 123) and requires that all share based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure is no longer an alternative to financial statement recognition. The Company now recognizes compensation expense over the remaining vesting period for all awards that remained unvested as of January 1, 2006. As permitted by FAS 123, prior to January 1, 2006, the Company accounted for share based payments to employees using Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option and other stock based compensation plans. Under APB 25’s intrinsic value method, no compensation expense was recognized at the time of option grant when the exercise price of the Company’s employee stock options equaled the fair market value of the underlying common stock on the date of grant. As such, the Company generally recognized no compensation cost for employee stock options or the Employee Stock Purchase Plan (ESP Plan).

    WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the six months ended July 1, 2006 included $319 in actual charges and $234 in provisions resulting in the balance of $311 at July 1, 2006. Warranty reserve movements in the six months ended July 2, 2005 included $83 in actual charges and $205 increase in the provision.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	July 1, 2006	December 31, 2005

Raw materials	$4,638	$2,870
Work in process	12,737	10,973
Finished goods	6,277	5,068
	23,652	18,911
Reserves	(3,380)	(2,902)

Total	$20,272	$16,009

3. LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average common shares outstanding used to calculate basic loss per share	47,198	34,057	42,184	33,780
Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	47,198	34,057	42,184	33,780

*
Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes, as summarized below, are not included as their effect is anti-dilutive.

	Six months ended
	July 1, 2006			July 2, 2005
	Shares issuable upon exercise or conversion	Exercise or conversion price		Shares issuable upon exercise or conversion	Exercise or conversion price

Stock options outstanding	5,160	$7.94	*	6,588	$7.41	*
5% Convertible notes, due in 2006	2,224	21.00		2,224	21.00
5% Convertible notes, due in 2009	7,600	5.00		7,600	5.00

* Weighted average exercise price

4. REVENUE SOURCES

The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Broadband	$17,805	$14,009	$34,308	$25,241
Wireless	22,410	9,934	41,628	20,475

Total	$40,215	$23,943	$75,936	$45,716

The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Asia	$22,969	$13,152	$42,083	$25,357
USA and Canada	13,861	9,000	27,387	16,991
Other	3,385	1,791	6,466	3,368

Total	$40,215	$23,943	$75,936	$45,716

5. RESTRUCTURING AND OTHER CHARGES

    During the fourth quarter of 2003, the Company recorded restructuring and other charges of $300 associated with obligations for certain redundant leasehold premises. Those obligations were settled during the first quarter of 2005 resulting in a savings to the Company of $120. During the first six months of 2006, the Company recognized costs of $31 for lease-related restructuring costs. As of July 1, 2006, the accrued restructuring balance of $9 relates to lease-related obligations.

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

On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the 2006 Notes. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase after adjusting for the write-off of a proportionate share of unamortized offering costs. The $46,700 balance of 2006 Notes outstanding are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The 2006 Notes are convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. Interest is payable semi-annually on May 15 and November 15.

7. STOCK BASED COMPENSATION

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

Equity Compensation Plans

The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:

▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (“1995 Plan”)
▪	The 1997 Long Term Incentive and Share Award Plan (“1997 Plan”)
▪	The 2005 Long Term Incentive and Share Award Plan (“2005 Plan”, collectively with the 1995 Plan and the 1997 Plan, “the Plans”)
▪	The Employee Stock Purchase Plan (“ESP Plan”)

    Employees and outside directors have been granted restricted stock and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 5,450 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 2,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 328 and $3.13, respectively for the year ended December 31, 2005.

    Net loss for the three and six month periods ended July 1, 2006 included stock based compensation cost of $1,779 and $3,228, respectively and for the three and six month periods ended July 2, 2005 were $784 and $1,431, respectively. Under FAS 123R, stock based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan whereas in 2005, only amortization of restricted stock grants was required. The Company is using the straight-line basis in calculating stock based compensation expense.

    The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods, inclusive of comparative Pro forma disclosure for 2005 (1) :

	For the three month periods ended			For the six month periods ended
	July 1, 2006	July 2, 2005	July 2, 2005	July 1, 2006	July 2, 2005	July 2, 2005
	US GAAP	US GAAP	Pro Forma (1)	US GAAP	US GAAP	Pro Forma (1)
	(as reported)	(as reported)	(comparison only)	(as reported)	(as reported)	(comparison only)

Amortization of restricted stock awards	$(1,644)	$(776)	$(776)	$(2,960)	$(1,418)	$(1,418)
Amortization of ESPP	(100)	-	(79)	(200)	-	(193)
Amortization of stock option awards	(35)	(8)	(140)	(68)	(13)	(298)
Total stock based compensation	$(1,779)	$(784)	$(995)	$(3,228)	$(1,431)	$(1,909)

Net loss	$(2,787)	$(9,089)	$(9,300)	$(7,424)	$(20,540)	$(21,018)

Basic and diluted loss per share	$(0.06)	$(0.27)	$(0.27)	$(0.18)	$(0.61)	$(0.62)

By Financial Statement line item
Cost of sales	$387	$174	$205	$696	$309	$386
Research and development expenses	701	359	421	1,272	642	787
Selling and administrative expenses	691	251	369	1,260	480	736
(1)
Pro forma disclosure for 2005 presents the full effect of share based compensation expense as required under FAS 123R, which was adopted effective January 1, 2006 using the modified-prospective method. As reported historical GAAP results for periods prior to January 1, 2006 reflect only that portion of share based compensation expense required by GAAP prior to the adoption of FAS 123R.

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

    Commencing in August 2004, the Company has granted restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock awards are forfeited annually. The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vest. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for share options during the period from January 1, 2005 to July 1, 2006 is presented in table form below:

	Restricted Shares			Stock Options
	Shares		WA price per share	Issuable upon exercise	WA exercise price

Grants outstanding at January 1, 2005	381		$4.01	6,792	$7.47
Granted	1,303		2.71	159	3.12
Vested/exercised	(357)	*	4.01	(416)	2.80
Forfeited	(113)		2.95	(591)	7.57
Balance at December 31, 2005	1,214		2.72	5,944	7.67
Granted	1,416		6.67	17	6.49
Vested/exercised	(405)		2.74	(547)	3.21
Forfeited	(20)		4.26	(254)	11.72
Balance at July 1, 2006	2,205		$5.24	5,160	$7.94
* 114 shares were repurchased by the Company to fund withholding tax obligations.

    On July 28, 2006, the Company granted 634 restricted shares under the 2005 Plan at a market price of $5.66, which fully vest on July 30, 2007.

Weighted average information as of July 1, 2006

Options currently exercisable
Shares issuable upon exercise	5,091
WA exercise price	$8.00
WA remaining life	5.4 years
Intrinsic value of exercised options	$2,003
Remaining life for outstanding options	5.4 years

Intrinsic value of exercisable options	$6,641
Intrinsic value of outstanding options	$6,839
Unrecognized stock based compensation cost
Option plans	$103
Restricted stock	$7,526
WA remaining vest period for restricted stock	1.0 year

Stock options outstanding at July 1, 2006 are summarized as follows:

Range of exercise prices	Outstanding Options at July 1, 2006	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at July 1, 2006	Weighted average exercise price

$1.39 - $4.17	1,809	5.18	$3.24	1,770	$3.26
$4.33 - $7.02	489	4.20	$5.60	458	$5.60
$7.27	1,519	7.60	$7.27	1,520	$7.27
$7.65 - $53.48	1,343	3.66	$15.88	1,343	$15.88

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the three and six month periods ended July 1, 2006 and July 2, 2005 were:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Risk-free interest rate	5.26%	4.26%	5.10%	3.87%
Expected volatility (*)	0.70	0.82	0.74	0.87
Expected option life	One year post-vest		One year post-vest
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average fair value of options granted	N/A	$0.87	$3.91	$1.66
* - Determined using the Company’s historical volatility.

8. STOCKHOLDERS’ EQUITY

    In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock, generating net proceeds to the Company of $53,123.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.0%	81.5%	72.7%	84.8%

Gross margin	28.0%	18.5%	27.3%	15.2%
Research and development expenses	21.1%	30.8%	21.9%	33.3%
Selling and administrative expenses	14.6%	23.0%	15.0%	24.2%
Restructuring and other charges	-	-	-	(0.3%)

Operating loss	(7.7%)	(35.3%)	(9.6%)	(42.0%)

Interest income	3.9%	2.5%	3.2%	2.6%
Interest expense	(3.2%)	(5.2%)	(3.4%)	(5.5%)
Other income	0.1%	-	-	-

Net loss	(6.9%)	(38.0%)	(9.8%)	(44.9%)

SECOND QUARTER 2006 (ENDED JULY 1, 2006) COMPARED TO SECOND QUARTER 2005 (ENDED JULY 2, 2005)

NET SALES. Net sales increased 68.0% during the second quarter of 2006 to $40.2 million from $23.9 million in the second quarter of 2005. For the six months ended July 1, 2006, net sales were $75.9 million, a 66.1% increase from net sales of $45.7 million for the six months ended July 2, 2005.

Sales of integrated circuits for broadband applications increased 27.1% during the second quarter of 2006 to $17.8 million from $14.0 million in the second quarter of 2005. For the six months ended July 1, 2006, net sales of integrated circuits for Broadband applications increased 35.9% to $34.3 million from $25.2 million in the six month period ended July 2, 2005. The increase in sales in the three and six month periods was primarily due to an increase in demand for infrastructure products and increased average selling price for WLAN accounting for $4.5 million and $9.3 million, respectively. Sales of WLAN PAs benefited from the market transition to 802.11a/b/g from 802.11b/g that carries a higher selling price for the increased functionality.

Sales of integrated circuits for wireless applications increased 125.6% during the second quarter of 2006 to $22.4 million from $9.9 million in the second quarter of 2005. For the six months ended July 1, 2006, net sales of integrated circuits for Wireless applications increased 103.3% to $41.6 million from $20.5 million in the six month period ended July 2, 2005. The increase in sales of integrated circuits for wireless applications in the second quarter of 2006 compared with the comparable period of 2005 was primarily due to increased demand for our 3G (EDGE, WEDGE & WCDMA), GSM and CDMA PAs amounting to $4.9 million, $3.9 million and $3.5 million, respectively. The increase in sales of integrated circuits for wireless applications for the six months ended July 1, 2006 compared with the comparable period of 2005 was due to increased demand for our 3G (EDGE, WEDGE & WCDMA), GSM and CDMA PAs amounting to $8.1 million, $8.9 million and $4.2 million, respectively.

GROSS MARGIN. Gross margin during the second quarter of 2006 increased to 28.0% of net sales from 18.5% of net sales in the second quarter of 2005. For the six months ended July 1, 2006, gross margin increased to 27.3% from 15.2% for the six months ended July 2, 2005. The increase in gross margin in the three and six month periods ended July 1, 2006 was primarily due to increased sales and production volumes with the consequent absorption of fixed costs, while decreases in depreciation expense of $0.4 and $1.1 million, respectively offset declines in average selling prices.

RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 15.2% during the second quarter of 2006 to $8.5 million from $7.4 million during the second quarter of 2005. Company sponsored research and development expense for the six months ended July 1, 2006 increased 9.3% to $16.6 million from $15.2 million during the six month period ended July 2, 2005. The increase in the three months ended July 1, 2006 was primarily due to an acceleration of new product development spending of $0.8 million in addition to increased stock based compensation of $0.3 million. The increase in the six months ended July 1, 2006 was primarily due to the aforementioned acceleration of new product development spending of $0.8 million in addition to increased stock based compensation of $0.6 million.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 6.6% to $5.9 million during the second quarter from $5.5 million consistent with the second quarter of 2005. Selling and administrative expenses increased 2.7% for the six month period ended July 1, 2006 to $11.4 million from $11.1 million in the six month period ended July 2, 2005. Stock based compensation increased $0.4 and $0.8 million in the three and six month periods ended July 1, 2006 compared with the like periods ended July 2, 2005 and for the six month period were partly offset by reduced operating expenses.

RESTRUCTURING AND OTHER CHARGES. The Company incurred no restructuring or other charges in 2006. During the first quarter of 2005, the Company settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

INTEREST INCOME. Interest income increased 162.3% to $1.6 million during the second quarter of 2006 from $0.6 million during the second quarter of 2005. For the six months ended July 1, 2006, interest income increased 107.2% to $2.4 million from $1.2 million in the six month period ended July 2, 2005. The increases in the three and six month periods ended July 1, 2006 were primarily due to higher average funds invested as a result of our underwritten public offering of 10.4 million shares of common stock in March of 2006 (the “March 2006 Offering”) and higher interest rates.

INTEREST EXPENSE. Interest expense increased 3.0% to $1.3 million during the second quarter of 2006. For the six months ended July 1, 2006, interest expense increased 3.1% to $2.6 million from $2.5 million in the six month period ended July 2, 2005. The increase relates to interest on our capital lease obligation. The balance of interest was flat and relates to our $46.7 million outstanding balance of our 5% Convertible Senior Notes due in November of 2006 (the “2006 Notes”) and the $38.0 million outstanding balance of our 5% Convertible Senior Notes due in 2009 (the “2009 Notes”).

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2006, we had $15.2 million in cash and cash equivalents and $113.7 million in marketable securities. Included in these amounts are proceeds we received from completion of an underwritten public offering of an aggregate of 10.4 million shares of common stock in March 2006, which raised $53.1 million, net of underwriting discounts and commissions and related offering expenses. As of July 1, 2006, we had outstanding $46.7 million aggregate principal amount of our 2006 Notes and $38.0 million aggregate principal amount of our 2009 Notes.

Operating activities used $6.8 million in cash during the six month period ended July 1, 2006, consumed by increases in working capital. Investing activities, consisting principally of net purchases of marketable securities of $39.2 million and purchases of fixed assets of $5.5 million, used $44.7 million of cash during the six month period ended July 1, 2006. Financing activities, consisting primarily of the March 2006 Offering, provided $54.8 million.

As of July 1, 2006, we had unconditional purchase obligations of approximately $4.9 million of which $3.0 million relates to capital equipment purchase requirements over the next three months to increase the installed equipment capacity of the Company's manufacturing operations in response to anticipated increases in customer demand for the Company's products.

We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy both operational and capital needs for the next twelve months including the repayment of our 2006 Notes due in November 2006. We may elect to finance all or part of our anticipated operational and capital needs, which may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchases of our outstanding debt or equity, through additional equity or debt financing. Our ability to pay principal and interest on our outstanding 2009 Notes due in October 2009, our other debt and to fund our planned capital expenditures depends on our future operating performance.

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

  Effective January 1, 2006 we adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) (FAS 123R), Share-Based Payment, on a modified prospective basis. FAS 123R amended FASB Statement No. 123, Accounting for Stock Based Compensation (FAS 123) and requires that all share based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure is no longer an alternative to financial statement recognition. We will now recognize compensation expense over the remaining vesting period for all awards that remained unvested as of January 1, 2006. As permitted by FAS 123, prior to January 1, 2006, we accounted for share based payments to employees using Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our employee stock option and other stock based compensation plans. Under APB 25’s intrinsic value method, no compensation expense was recognized at the time of option grant when the exercise price of our employee stock options equaled the fair market value of the underlying common stock on the date of grant. As such, we generally recognized no compensation cost for employee stock options or the Employee Stock Purchase Plan (ESP Plan).

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

ITEM 4. CONTROLS AND PROCEDURES

  Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 1, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 18, 2006 at which the Company’s stockholders voted on:

•	The election of two Class II Directors of the Company to hold office until 2009.
•
The amendment of the 2005 Long Term Incentive and Share Award Plan to increase the number of shares issuable thereunder by 2,700,000 to 5,450,000 and to make other changes to comply with recent regulatory requirements and current practices.

•	The ratification of the appointment of J.H. Cohn LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.

    The three matters listed above were voted upon and approved by the shareholders of the Company as follows:
•
The election of Paul Bachow as Class II Director was approved by holders of 35,453,254 shares of the Company’s outstanding capital stock. Holders of 1,540,954 shares withheld from voting on such election. The election of Bami Bastani as Class II Director was approved by holders of 35,472,948 shares of the Company’s outstanding capital stock. Holders of 1,521,260 shares withheld from voting on such election. Messrs. Bachow and Bastani join the continuing Directors of the Company Messrs. Rosenzweig, Solomon, McGuire, Rein and Strigl.

•
The amendment of the 2005 Long Term Incentive and Share Award Plan increased the number of shares issuable in addition to making other changes to comply with recent regulatory and current practices. The amendment was approved by holders of 13,213,541 shares of the Company’s outstanding capital stock. Holders of 4,182,820 shares voted against the ratification. Holders of 1,039,568 shares abstained from voting on such ratification and broker non-votes totaled 18,558,279.

•
The ratification of the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm was approved by holders of 36,872,373 shares of the Company’s outstanding capital stock. Holders of 88,249 shares voted against the ratification, and holders of 33,586 shares abstained from voting on such ratification.

ITEM 6. EXHIBITS

10.1 Amendment No. 5 as of July 31, 2006 to the Employment Agreement dated June 1, 1999, as amended, between the Company and Ronald Rosenzweig.

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

Dated: August 10, 2006

Exhibit 10.1

Ronald Rosenzweig        31 July 2006
[Address]

Subject: Amendment - Agreement June 1, 1999 - Revision

Dear Ron;

This is to confirm the revision made by the Board of Directors at the 28 July 2006 meeting in the extension of the Agreement dated June 1, 1999 between you and ANADIGICS, Inc. (and extended from July 2, 2002 through July 2, 2003, from July 2, 2003 through July 2, 2004, and from July 2, 2004 through July 2, 2005, and from July 2, 2005 through July 2, 2006), regarding your employment by the Company. The existing agreement set to expire July 2, 2006, will be extended with the following terms and conditions:

1.	Your employment is extended for the period from July 2, 2006 through July 2, 2007 at 25% time as ANADIGICS employee.
2.	Your base salary compensation shall be unchanged at the annual rate of $100,000 paid biweekly.
3.	All other terms of your agreement dated June 1, 1999 remain intact as part of this extension.

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

Date:    August 10, 2006

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

Date: August 10, 2006

By:	/s/ Thomas C. Shields
Thomas C. Shields
Executive Vice President
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

    The undersigned, Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended July 1, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 10, 2006
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

Exhibit 32.2

CERTIFICATION

    The undersigned, Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc. (the "Company") hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended July 1, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 10, 2006
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