Form 10-Q
period 2006-11-08
ANADIGICS INC
filed 2006-11-08
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

The number of shares outstanding of the Registrant’s common stock as of September 30, 2006 was 48,038,354 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - September 30, 2006 and December 31, 2005

Condensed consolidated statements of operations and comprehensive loss - Three and nine months ended September 30, 2006 and October 1, 2005

Condensed consolidated statements of cash flows - Nine months ended September 30, 2006 and October 1, 2005

Notes to condensed consolidated financial statements - September 30, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

See accompanying notes.

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$16,052	$11,891
Marketable securities	108,264	70,364
Accounts receivable, net	25,162	18,755
Inventories	19,858	16,009
Prepaid expenses and other current assets	3,667	2,188
Total current assets	173,003	119,207

Marketable securities	6,171	4,102
Plant and equipment:
Equipment and furniture	138,344	133,262
Leasehold improvements	38,748	38,748
Projects in process	3,842	1,617
	180,934	173,627
Less accumulated depreciation and amortization	(143,573)	(137,320)
	37,361	36,307
Goodwill and other intangibles, net of amortization	5,943	6,044
Other assets	1,612	2,613

Total assets	$224,090	$168,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,321	$15,519
Accrued liabilities	4,556	4,672
Accrued restructuring costs	-	40
Current maturities of long-term debt	46,700	46,700
Current maturities of capital lease obligations	307	269

Total current liabilities	70,884	67,200

Other long-term liabilities	3,305	3,175
Long-term debt, less current portion	38,000	38,000
Capital lease obligations, less current portion	1,540	1,763

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 48,108 and 35,007 issued at September 30, 2006 and December 31, 2005	481	350
Additional paid-in capital	408,181	347,555
Accumulated deficit	(297,932)	(289,196)
Accumulated other comprehensive loss	(111)	(316)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	110,361	58,135

Total liabilities and stockholders’ equity	$224,090	$168,273

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$44,825	$29,264	$120,761	$74,980
Cost of sales	31,035	22,691	86,259	61,454
Gross profit	13,790	6,573	34,502	13,526
Research and development expenses	9,137	7,491	25,794	22,727
Selling and administrative expenses	6,328	5,234	17,690	16,292
Restructuring and other charges	-	-	-	(120)

Operating loss	(1,675)	(6,152)	(8,982)	(25,373)
Interest income	1,648	607	4,085	1,783
Interest expense	(1,285)	(1,250)	(3,860)	(3,748)
Other income	-	15	21	18

Net loss	$(1,312)	$(6,780)	$(8,736)	$(27,320)

Basic and diluted loss per share	$(0.03)	$(0.20)	$(0.20)	$(0.81)

Weighted average basic and diluted common shares outstanding	45,237	34,067	43,202	33,872

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(1,312)	$(6,780)	$(8,736)	$(27,320)
Unrealized gain on marketable securities	32	66	199	152
Foreign currency translation adjustment	4	(4)	6	(64)
Comprehensive loss	$(1,276)	$(6,718)	$(8,531)	$(27,232)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine months ended
	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,736)	$(27,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,006	8,332
Amortization	1,441	1,308
Stock based compensation	5,456	2,053
Amortization of premium on marketable securities	155	999
Gain on disposal of equipment	(19)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(6,407)	(7,046)
Inventories	(3,849)	1,363
Prepaid expenses and other assets	(1,557)	389
Accounts payable	3,802	6,149
Accrued liabilities and other liabilities	(20)	(1,715)

Net cash used in operating activities	(3,728)	(15,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(7,330)	(420)
Proceeds from sale of equipment	28	53
Purchases of marketable securities	(180,254)	(43,291)
Proceeds from sale of marketable securities	140,329	58,880

Net cash (used in) provided by investing activities	(47,227)	15,222

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(185)	(18)
Issuance of common stock	55,301	99
Repurchase of common stock into treasury	-	(258)

Net cash provided by (used in) financing activities	55,116	(177)

Net increase(decrease) in cash and cash equivalents	4,161	(444)
Cash and cash equivalents at beginning of period	11,891	11,171

Cash and cash equivalents at end of period	$16,052	$10,727

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - SEPTEMBER 30, 2006

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

    WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the nine months ended September 30, 2006 included $503 in actual charges and $407 in provisions resulting in the balance of $300 at September 30, 2006. Warranty reserve movements in the nine months ended October 1, 2005 included $278 in actual charges and $455 increase in the provision.

2. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	September 30, 2006	December 31, 2005

Raw materials	$4,985	$2,870
Work in process	12,244	10,973
Finished goods	6,177	5,068
	23,406	18,911
Reserves	(3,548)	(2,902)

Total	$19,858	$16,009

3. LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted average common shares outstanding used to calculate basic loss per share	45,237	34,067	43,202	33,872
Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	45,237	34,067	43,202	33,872

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive. The calculation of basic shares outstanding for the three month period ended September 30, 2006, excludes unvested restricted shares.

4. REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Broadband	$21,389	$14,846	$55,697	$40,087
Wireless	23,436	14,418	65,064	34,893

Total	$44,825	$29,264	$120,761	$74,980

  The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Asia	$24,697	$14,960	$66,780	$40,317
USA and Canada	16,856	11,559	44,243	28,550
Other	3,272	2,745	9,738	6,113

Total	$44,825	$29,264	$120,761	$74,980

5. RESTRUCTURING AND OTHER CHARGES

    During the fourth quarter of 2003, the Company recorded restructuring and other charges of $300 associated with obligations for certain redundant leasehold premises. Those obligations were settled during the first quarter of 2005 resulting in a savings to the Company of $120. During the first nine months of 2006, the Company recognized costs of $40 for lease-related restructuring costs. As of September 30, 2006, the accrued restructuring balance is zero.

6. LONG-TERM DEBT

    On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes (“2009 Notes”) due October 15, 2009. The 2009 Notes are convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate, subject to adjustment, of 200 shares for each $1,000 principal amount, which is equivalent to a conversion price of $5.00 per share (7,600 shares contingently issuable). Interest on the 2009 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

    On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. During the third quarter of 2002, the Company repurchased and retired $33,300 principal amount of the 2006 Notes. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase after adjusting for the write-off of a proportionate share of unamortized offering costs. The $46,700 balance of 2006 Notes outstanding are convertible into shares of common stock at any time prior to their maturity or prior redemption by the Company. The 2006 Notes are convertible into shares of the Company’s common stock at an initial conversion rate, subject to adjustment, of 47.619 shares for each $1,000 principal amount, which is equivalent to a conversion price of $21.00 per share (2,224 shares contingently issuable). Interest is payable semi-annually on May 15 and November 15.

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

Equity Compensation Plans

    The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:

▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (“1995 Plan”);
▪	The 1997 Long Term Incentive and Share Award Plan (“1997 Plan”);
▪	The 2005 Long Term Incentive and Share Award Plan (“2005 Plan”, collectively with the 1995 Plan and the 1997 Plan, “the Plans”); and
▪	The ESP Plan.

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

    Net loss for the three and nine month periods ended September 30, 2006 included stock based compensation costs of $2,228 and $5,456, respectively, and for the three and nine month periods ended October 1, 2005 costs of $622 and $2,053, respectively. Under FAS 123R, stock based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan whereas in 2005, only amortization of restricted stock grants was required. The Company is using the straight-line basis in calculating stock based compensation expense.

    The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods, inclusive of comparative Pro forma disclosure for 2005 (1):

	For the three month periods ended			For the nine month periods ended
	September 30, 2006	October 1, 2005	October 1, 2005	September 30, 2006	October 1, 2005	October 1, 2005
	US GAAP	US GAAP	Pro Forma (1)	US GAAP	US GAAP	Pro Forma (1)
	(as reported)	(as reported)	(comparison only)	(as reported)	(as reported)	(comparison only)

Amortization of restricted stock awards	$(2,110)	$(618)	$(618)	$(5,070)	$(2,036)	$(2,036)
Amortization of ESP Plan	(100)	-	(304)	(300)	-	(497)
Amortization of stock option awards	(18)	(4)	(127)	(86)	(17)	(425)
Total stock based compensation	$(2,228)	$(622)	$(1,049)	$(5,456)	$(2,053)	$(2,958)

Net loss	$(1,312)	$(6,780)	$(7,207)	$(8,736)	$(27,320)	$(28,225)

Basic and diluted loss per share	$(0.03)	$(0.20)	$(0.21)	$(0.20)	$(0.81)	$(0.83)

By Financial Statement line item
Cost of sales	$478	$146	$234	$1,174	$455	$620
Research and development expenses	881	281	457	2,153	923	1,244
Selling and administrative expenses	869	195	358	2,129	675	1,094

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

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock awards are forfeited annually. The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2005 to September 30, 2006 is presented in tabular form below:

	Restricted Shares		Stock Options
	Shares	WA price per share	Issuable upon exercise	WA exercise price
Grants outstanding at January 1, 2005	381	$4.01	6,792	$7.47
Granted	1,303	2.71	159	3.12
Vested/exercised	(357)*	4.01	(416)	2.80
Forfeited	(113)	2.95	(591)	7.57
Balance at December 31, 2005	1,214	2.72	5,944	7.67
Granted	2,096	6.37	17	6.49
Vested/exercised	(675)	2.68	(639)	3.41
Forfeited	(35)	4.85	(278)	11.23
Balance at September 30, 2006	2,600	$5.64	5,044	$8.01
* 114 shares were repurchased by the Company to fund withholding tax obligations.

Weighted average information as of September 30, 2006

Options currently exercisable
Shares issuable upon exercise	4,983
WA exercise price	$8.06
WA remaining life	5.1 years
Intrinsic value of exercised options	$2,292
Remaining life for outstanding options	5.1 years

Intrinsic value of exercisable options	$7,343
Intrinsic value of outstanding options	$7,535
Unrecognized stock based compensation cost
Option plans	$86
Restricted stock	$9,214
WA remaining vest period for restricted stock	0.9 year

Stock options outstanding at September 30, 2006 are summarized as follows:

Range of exercise prices	Outstanding Options at September 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at September 30, 2006	Weighted average exercise price

$1.39 - $3.72	1,101	6.55	$2.74	1,069	$2.75
$4.17 - $7.02	1,122	2.86	$4.78	1,093	$4.76
$7.27	1,485	7.36	$7.27	1,485	$7.27
$7.65 - $53.48	1,336	3.41	$15.89	1,336	$15.89

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the three and nine month periods ended September 30, 2006 and October 1, 2005 were:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Risk-free interest rate	4.91%	4.37%	4.84%	3.98%
Expected volatility (*)	0.69	0.80	0.72	0.86
Expected option life	One year post-vest		One year post-vest
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average fair value of options granted	N/A	$1.53	$3.91	$1.66
*  Determined using the Company’s historical volatility.

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

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2%	77.5%	71.4%	82.0%

Gross margin	30.8%	22.5%	28.6%	18.0%
Research and development expenses	20.4%	25.6%	21.4%	30.3%
Selling and administrative expenses	14.1%	17.9%	14.6%	21.7%
Restructuring and other charges	-	-	-	(0.2%)

Operating loss	(3.7%)	(21.0%)	(7.4%)	(33.8%)

Interest income	3.7%	2.0%	3.4%	2.4%
Interest expense	(2.9%)	(4.3%)	(3.2%)	(5.0%)
Other income	-	0.1%	-	-

Net loss	(2.9%)	(23.2%)	(7.2%)	(36.4%)

THIRD QUARTER 2006 (ENDED SEPTEMBER 30, 2006) COMPARED TO THIRD QUARTER 2005 (ENDED OCTOBER 1, 2005)

    NET SALES. Net sales increased 53.2% during the third quarter of 2006 to $44.8 million from $29.3 million in the third quarter of 2005. For the nine months ended September 30, 2006, net sales were $120.8 million, a 61.1% increase from net sales of $75.0 million for the nine months ended October 1, 2005.

    Sales of integrated circuits for broadband applications increased 44.1% during the third quarter of 2006 to $21.4 million from $14.8 million in the third quarter of 2005. For the nine months ended September 30, 2006, net sales of integrated circuits for broadband applications increased 38.9% to $55.7 million from $40.1 million in the nine month period ended October 1, 2005. The increase in sales in the three and nine month periods was primarily due to an increase in demand for infrastructure products and increased average selling prices for WLAN products accounting for $5.9 million and $15.2 million, respectively. Sales of WLAN PAs benefited from the market transition from 802.11b/g PAs to 802.11a/b/g PAs that have a higher selling price for the increased functionality.

    Sales of integrated circuits for wireless applications increased 62.5% during the third quarter of 2006 to $23.4 million from $14.4 million in the third quarter of 2005. For the nine months ended September 30, 2006, net sales of integrated circuits for wireless applications increased 86.5% to $65.1 million from $34.9 million in the nine months ended October 1, 2005. The increase in sales of integrated circuits for wireless applications in the third quarter of 2006 compared with the comparable period of 2005 was primarily due to increased demand for our 3G (EDGE, WEDGE & WCDMA) PAs amounting to $7.5 million. Similarly, the increase in sales of integrated circuits for wireless applications for the nine months ended September 30, 2006 compared with the comparable period of 2005 was due to increased demand for our 3G (EDGE, WEDGE & WCDMA), CDMA and GSM PAs amounting to $15.9 million, $8.9 million and $5.9 million, respectively.

    GROSS MARGIN. Gross margin during the third quarter of 2006 increased to 30.8% of net sales from 22.5% of net sales in the third quarter of 2005. For the nine months ended September 30, 2006, gross margin increased to 28.6% from 18.0% for the nine months ended October 1, 2005. The increase in gross margin in the three and nine month periods ended September 30, 2006 was primarily due to increased sales and production volumes with the consequent absorption of fixed costs.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 22.0% during the third quarter of 2006 to $9.1 million from $7.5 million during the third quarter of 2005. Company sponsored research and development expenses for the nine months ended September 30, 2006 increased 13.5% to $25.8 million from $22.7 million during the nine months ended October 1, 2005. The increase in the three months ended September 30, 2006 includes increased stock based compensation of $0.6 million, and was further driven by accelerated customer demand for new product development, which led to increased staffing and costs. The increase in the nine months ended September 30, 2006 was primarily due to the aforementioned acceleration of new product development spending in addition to increased stock based compensation of $1.2 million.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 20.9% to $6.3 million during the third quarter of 2006 from $5.2 million during the third quarter of 2005. Selling and administrative expenses increased 8.6% for the nine month period ended September 30, 2006 to $17.7 million from $16.3 million in the nine month period ended October 1, 2005. Stock based compensation increased $0.7 and $1.5 million in the three and nine month periods ended September 30, 2006 compared with the comparable periods ended October 1, 2005, and for the three month period included certain sales-related costs associated with our increased sales.

    RESTRUCTURING AND OTHER CHARGES. The Company incurred no restructuring or other charges in 2006. During the first quarter of 2005, the Company settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

    INTEREST INCOME. Interest income increased 171.5% to $1.6 million during the third quarter of 2006 from $0.6 million during the third quarter of 2005. For the nine months ended September 30, 2006, interest income increased 129.1% to $4.1 million from $1.8 million in the nine month period ended October 1, 2005. The increases in the three and nine month periods ended September 30, 2006 were primarily due to higher average funds invested as a result of our underwritten public offering of 10.4 million shares of common stock in March of 2006 (the “March 2006 Offering”) and higher interest rates.

    INTEREST EXPENSE. Interest expense increased 2.8% to $1.3 million during the third quarter of 2006 as compared to the third quarter of 2005. For the nine months ended September 30, 2006, interest expense increased 3.0% to $3.9 million from $3.7 million in the nine month period ended October 1, 2005. The increase related to interest on our capital lease obligation. The remainder of interest expense was flat and relates to our $46.7 million outstanding balance of our 5% Convertible Senior Notes due in November of 2006 (the “2006 Notes”) and the $38.0 million outstanding balance of our 5% Convertible Senior Notes due in 2009 (the “2009 Notes”).

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2006, we had $16.1 million in cash and cash equivalents and $114.4 million in marketable securities. Included in these amounts are proceeds we received from completion of an underwritten public offering of an aggregate of 10.4 million shares of common stock in March 2006, which raised $53.1 million, net of underwriting discounts and commissions and related offering expenses. As of September 30, 2006, we had outstanding $46.7 million aggregate principal amount of our 2006 Notes and $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities used $3.7 million in cash during the nine month period ended September 30, 2006, primarily as a result of increases in working capital requirements. Investing activities, consisting principally of net purchases of marketable securities of $39.9 million and purchases of fixed assets of $7.3 million, used $47.2 million of cash during the nine month period ended September 30, 2006. Financing activities provided $55.1 million, and consisted primarily of proceeds received from the March 2006 Offering.

    As of September 30, 2006, we had unconditional purchase obligations of approximately $7.8 million of which $6.4 million relates to capital equipment purchase requirements primarily over the next six months to increase the installed equipment capacity of the Company's manufacturing operations in response to anticipated increases in customer demand for the Company's products.

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

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and the possibility that we may continue to incur losses; (ii) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (iii) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (iv) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (v) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (vi) our dependence on a small number of customers; (vii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (viii) we may face interruptions in our manufacturing processes; (ix) the variability of our manufacturing yields may affect our gross margins; (x) our dependence on foreign semiconductor assembly and test operations contractors could lead to delays in product shipments; (xi) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (xii) declines in our revenues and the underutilization of our manufacturing capacity have in the past and may continue to adversely affect our gross margins and profitability; (xiii) our products have experienced rapidly declining unit prices; (xiv) capital required for our business may not be available when we need it; (xv) our success depends on our ability to attract and retain qualified personnel; (xvi) risks due to our international customer base and our subcontracting operations; (xvii) stringent environmental laws and regulations both domestically and abroad; (xviii) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (ixx) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; (xx) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

Dated: November 8, 2006