Form 10-K
ANADIGICS INC
filed 2007-02-27
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

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
Common Stock, $0.01 par value

The above securities are registered on the NASDAQ Global Market

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
Large accelerated filer / / Accelerated filer /X/ Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of July 1, 2006 was approximately $318 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 15, 2007 was 49,968,653 (excluding 113,761 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2007 annual meeting of shareholders (Part III).

PART I

ITEM 1. BUSINESS.

Overview

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets. Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules. We believe that we are uniquely positioned to capitalize on the rapidly-growing voice, data and video segments of the broadband wireless and wireline communications markets. We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication (GSM) Evolution (EDGE) standards, beyond third generation (3.5G) products that use the High Speed Down Line Packet Access (HSDPA) and High Speed Uplink Line Packet Access (HSUPA) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) and Wireless Broadband (WiBRO) systems, Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (draft-n, Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.

Our business strategy focuses on developing RF front end solutions and partnering with industry-leading wireless chipset providers to incorporate our solutions into their reference designs. Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products. We have established longstanding relationships with several of the industry-leading chipset suppliers and tier-one customers. For example, our relationships with Cisco Systems, Inc. (Cisco), Intel Corporation (Intel), Motorola, Inc. (Motorola) and Qualcomm Incorporated (Qualcomm) have enabled us to develop RF products used in 3G, 3.5G, 4G WiMAX, WiFi and CATV products and to be the primary supplier with respect to such partners and customers. Other leading chipset suppliers and tier-one customers with whom we have longstanding relationships include Atheros Communications, Inc. (Atheros), High Tech Computer Corp. (HTC), Huawei Technologies Co., Ltd. (Huawei), KYOCERA Corporation (Kyocera), Lenovo Group Limited (Lenovo), LG Electronics Inc. (LG Electronics), Marvell Technology Group Ltd. (Marvell), MediaTek AEI, Inc. (MediaTek), Murata Manufacturing Co., Ltd. (Murata), Novatel Wireless, Inc. (Novatel), Palm, Inc. (Palm), Research In Motion Limited (RIM), Samsung Electronics Co., Ltd. (Samsung), Sierra Wireless, Inc. (Sierra Wireless), TCL Mobile Communication Co., Ltd. (TCL), TDK Electronics Corporation (TDK), Texas Instruments Incorporated (Texas Instruments) and ZTE Corporation (ZTE).

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Current Trends and Developments

    We believe our business is benefiting from three key factors: (1) high growth in the markets for 3G, 3.5G, 4G WiMAX, WiFi and CATV products, (2) an increased dollar content of our solutions within the products in these end markets, and (3) greater financial leverage in our business model derived from increased utilization of our production capacity and our high-margin product mix. We believe that the combination of these three factors has enabled us to outpace the overall end product unit growth in the broadband wireless and wireline communications markets. For example, additional PAs with higher performance levels and integration are required in 3G and 3.5G wireless handsets as compared to prior standards. The complexity of 3G, 3.5G and 4G designs coupled with our selection in Qualcomm’s reference designs makes it more difficult for our competitors to displace our products and allows us to capitalize on the growth in the 3G, 3.5G and 4G markets. In the WiFi market, our business is benefiting from both the continued unit growth in the overall WiFi market as well as the growing adoption of the 802.11 a/b/g and 802.11 n (draft-n, MIMO) standards, which require multiple PAs in the same chipset as compared to one PA, which was required under prior standards. We are experiencing growth in our semiconductor tuner and active splitter business as a result of the increasing popularity of cable set-top boxes that incorporate enhanced functionality such as digital video recorders (DVRs) and high definition television (HDTV) reception. In addition, we believe that digital television (DTV), television in personal computer (TV-in-PC) applications and a new generation of cable modems based on the Data Over Cable Service Interface Specification 3.0 (DOCSIS-3.0) standard will increase the addressable market for our semiconductor tuners and active splitters. We believe our infrastructure business will benefit from the launch of 1 GHz CATV products from Cisco, which we expect will drive an upgrade from the existing 870 MHz standard in the U.S., from increased demand in the European and Chinese markets for such CATV products and from optical network amplifiers used in FTTP systems such as Verizon Communication Inc.’s (Verizon) FiOS.

    We continue to focus on leveraging our technological and manufacturing advantages to remain a leading supplier of semiconductor solutions for broadband wireless and wireline communications. We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the marketplace. Additionally, we believe our InGaP-plus process and design technologies such as High Efficiency at Low Power (HELP) provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time for products in the 3G, 3.5G and 4G markets.

    Our primary fabrication facility (fab), a state-of-the-art six-inch diameter Gallium Arsenide (GaAs) fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999. The increased utilization of our fab’s manufacturing capacity has increased our gross margins, which has provided us with greater financial leverage. We anticipate that with incremental capital expenditures our Warren, New Jersey fab will fulfill our manufacturing needs into 2009. We are actively exploring future sources of additional manufacturing capacity through the construction or acquisition of manufacturing facilities in low-cost manufacturing countries such as China, as well as pursuing relationships with foundries in Taiwan. Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated. Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors. We believe our strong fabrication capability and available capacity, combined with integrated product design and logistics expertise, allow us to quickly develop and manufacture products for which demand has grown.

Industry Background

Wireless 3G Market

    Growth in the unit shipments of wireless handsets that use the 2.5G EDGE and 3G standards is expected to significantly outpace the growth in the overall number of wireless handset unit shipments in the next several years.  According to International Data Corporation (IDC), the number of wireless handsets manufactured to these new technological standards is expected to grow from 127.4 million units shipped in 2005 to 836.0 million units by 2010, representing a 45.7% compound annual growth rate, as compared to the overall number of wireless handsets manufactured, which is expected to grow from 833.0 million units in 2005 to more than 1.3 billion units in 2010, representing a compound annual growth rate of 9.5% during the same period.  As the primary PA supplier on Qualcomm's MSM SURF reference design, which is the leading design based on the HSDPA, HSUPA and the EVDO standards, we believe we are well positioned to benefit from the transition to 3G and 3.5G.

    Traditionally, a single PA supported a chipset contained in a wireless handset. However, the adoption of 3G and 3.5G technologies and the deployment of 3G and 3.5G networks by telecommunications carriers have led to wireless handset designs that use multiple PAs capable of working with both older frequencies and newer multiple W-CDMA frequencies. These wireless handsets also require PAs with higher power performance specifications and levels of integration.
The key drivers of growth in the wireless handset market are:

•	Deployment of 3G and 3.5G networks and services.

•	New subscribers in emerging markets.

•	Availability of new features and functionality driving replacements.

•	Convergence of voice, data and video services.

    The wireless capabilities of wireless handsets are provided primarily by a semiconductor chipset. The key components of a wireless chipset are typically a PA, transceiver and baseband. The PA boosts the transmit signal, thereby providing the necessary range and data throughput. As additional features and functionality are incorporated into wireless handsets to leverage the 3G and 3.5G broadband networks that enable streaming voice, data and video services, increasing demands are placed on the wireless handset battery, thereby reducing battery life. The high-performance PA is a critical component in the chipset as it directly impacts battery life and, consequently, available talk time. We believe our differentiated InGaP-plus process and design technologies such as HELP provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time. The adoption of 3G and 3.5G networks with HSDPA and HSUPA standards for voice and multimedia is a positive catalyst for our 3G and 3.5G PAs since we are the primary PA supplier on Qualcomm’s MSM SURF reference design, which is currently the leading design based on the HSDPA and HSUPA standards. 3G and 3.5G networks not only enable data and multimedia applications, but also provide for a lower cost per subscriber, and as a result are being quickly adopted by network service providers.

    In addition to wireless handsets and data cards, 3G and 3.5G capabilities are also increasingly being embedded within notebook computers produced by companies such as Dell Inc. We are a leading participant in this market through the use of our technologies in the reference designs of Novatel, Option N.V., Sierra Wireless and other providers in this growing market.

4G WiMAX Market
    The 4G WiMAX standard has gained momentum since 2006, as Clearwire Corporation, Intel, Motorola and Sprint Nextel Corp. have committed to launch mobile WiMAX systems in the U.S. According to IDC, worldwide unit shipments of WiMAX customer premise equipment (CPE) are expected to increase at a 175.2% compound annual growth rate from 2005 to 2010. IDC also predicts that (i) in 2008, 8% of notebook computers, or 9 million units shipped that year, (ii) in 2009, 18% of notebook computers, or 25 million units shipped that year, and (iii) in 2010, 33% of notebook computers, or 52 million units shipped that year, will be WiMAX enabled. We currently ship WiMAX PAs for point-to-point connectivity to customers such as Airspan Network, Inc. and Alvarion, Ltd. based on Intel’s reference designs, as well as WiBRO (a WiMAX standard) PAs to Samsung. We believe that our relationships with these and other leading equipment and chipset vendors have positioned us to be one of the market-leading providers of PAs in the point-to-point and mobile WiMAX markets.

Wireless Fidelity (WiFi)
    As with wireless handsets, the wireless capabilities of WiFi, or wireless LAN (WLAN), networking products are provided primarily by a semiconductor chipset. A WiFi chipset typically contains a PA, radio transceiver and a digital media access controller. The PA boosts the transmit signal, thereby improving the range and data throughput. Traditionally, a single PA supported each WiFi chipset. In 2006, WiFi products for mobile computing began requiring dual-band designs which incorporate an additional PA.

    Over the past few years, technology based upon the widely adopted 802.11 b specification has been replaced by the 802.11 g and dual-band 802.11 a/b/g specifications, which have become the mainstream WiFi technology. The industry is now rapidly migrating to the multi-band 802.11 n (draft-n, MIMO) standards, which require multiple PAs to operate instead of one PA. The worldwide unit shipments of multi-band 802.11 n (draft-n, MIMO) semiconductor chipsets are expected to have a 162.6% compound annual growth rate from 2005 to 2010 according to IDC. We offer a strong portfolio of differentiated products in this high-growth market. For example, we are currently the primary supplier to Intel, the leading manufacturer of WiFi chipsets for the notebook computer market, and expect to benefit from both the unit growth and increased PA content in dual-band and multi-band WiFi chips.

    Not only are notebook computers increasingly being shipped with embedded WiFi functionality, but WiFi functionality is now being embedded in other consumer electronic devices such as cameras, printers, audio devices, mobile phones and gaming consoles. We are currently designed into wireless access points and printers through Broadcom and smart handheld wireless devices alongside Marvell’s chipset, and we are actively engaged in discussions to be included in the reference designs of other leading WiFi chipset providers for these applications.

Cable Set-Top Box and Cable Modem Markets
    The market for CATV set-top boxes is being shaped by several key trends. Set-top boxes are incorporating advanced functionality, to leverage the convergence of voice, data and video services over the broadband network, such as DVR, HDTV, wireless internet access, interactive services, home networking and gaming. These new features are driving demand for both new and replacement set-top boxes. High-end set-top boxes with DVRs require multiple semiconductor tuners and an active splitter. As the demand for this type of high-end set-top box continues to grow, the demand for the components we manufacture increases even more rapidly, thereby outpacing the growth of the end markets into which they are sold. As a long-term supplier to Cisco and Motorola, we are well positioned to benefit from these trends. We also believe that the rollouts of DTV in China and parts of Europe, and Verizon’s FiOS in the U.S., are creating increased demand for digital set-top boxes. According to IDC, worldwide unit shipments of set-top boxes for digital cable and IPTV are expected to increase at a 29.2% compound annual growth rate from 2005 to 2010. We also believe that as the cable modem market transitions to the new DOCSIS 3.0 standard it will provide an additional opportunity for our semiconductor tuners and other components. The DOCSIS 3.0 standard uses multiple channels simultaneously to provide wider bandwidth and higher data throughput and we are developing new products for this standard.

CATV Infrastructure and FTTP
    We are a leading supplier of 12V and 24V line amplifier radio frequency integrated circuits (RFICs) and drop amplifiers to the CATV infrastructure market. This market is experiencing growth globally as a result of increasing CATV infrastructure bandwidth requirements, the need of cable service providers to offer converged voice, data and video services over their broadband networks and the increased deployment of CATV fiber nodes, LAN, MAN and SAN. We are participating in the upgrade in infrastructure bandwidth to 1 GHz through our collaboration with Cisco, and as a result of the rollout of digital cable in China and parts of Europe. Historically, we have enjoyed long product life cycles in these markets. Additionally, we are providing optical network RF amplifiers in the FTTP market for use in systems such as Verizon’s FiOS, which is currently being introduced in the U.S.

Our Strategy

    Our objective is to be the leading supplier of RF semiconductor solutions to enable broadband delivery in the wireless and wireline communications markets. The key elements of our strategy include:

•
Pursue growth opportunities in selected broadband wireless and wireline markets. We believe that the technologies we have developed are most suited for providing semiconductor solutions for the broadband wireless and wireline communications markets. We also believe that the growing convergence of voice, data and video services has created opportunities for further implementation of our solutions. We intend to focus on these opportunities by continuing to develop solutions for (1) 3G, 3.5G, 4G WEDGE, HSDPA, HSUPA and WiMAX, (2) WiFi 802.11 a/b/g and 802.11 n, and (3) CATV DVR set-top boxes, DOCSIS-3.0 and CATV and FTTP infrastructure.

•
Focus on gross margin expansion. We seek to increase our gross margins and profitability by focusing on those products and markets where we currently enjoy a leading market position and have strong technological leadership. We intend to focus on supplying products in the following markets for this purpose: (1) 3G, 3.5G, 4G WEDGE, HSDPA, HSUPA and WiMAX, (2) WiFi 802.11 a/b/g and 802.11 n, and (3) CATV DVR set-top box, DOCSIS-3.0 and CATV and FTTP infrastructure. In addition, we believe that our gross margins will increase to the extent we achieve increased utilization of our fab.

•
Expand existing relationships with industry leaders. Because only a few wireless chipset providers lead the wireless handset market, selection in these companies’ reference designs is critical to driving component sales to wireless handset manufacturers. We have been selected in reference designs at MediaTek, Qualcomm and Texas Instruments, three of the leading wireless chipset providers, and by leaders in the WiMAX/WiBRO market, such as Intel and Samsung. We believe that expanding our relationships with these companies will continue to contribute to future growth and market share gains.

•
Focus on tier-one customers. Our customers include tier-one manufacturers in our target markets, such as Cisco, Intel, LG Electronics, Motorola and Samsung. We believe that as industry leaders these companies will benefit from the positive trends in their respective markets. We intend to continue to focus on building customer relationships with these market leaders, as well as to expand our tier-one customer base.

•
Continue to focus on the RF front end. In the wireless handset and WiFi markets, we intend to remain primarily focused on developing solutions in the RF front end. By remaining focused on the RF front end we will leverage our efficient use of research and development spending and our high degree of business compatibility with our chipset partners.

•
Expand business in Asia. We believe that sales to wireless handset manufacturers and ODMs in Asian markets represent a significant growth opportunity for our business. These manufacturers represent global tier-one suppliers such as LG Electronics and Samsung, ODMs and leading Asian wireless handset manufacturers such as HTC, Huawei, TCL and ZTE. Not only do these manufacturers export their products to North America, South America and Europe, but they also use our products in wireless handsets to supply their growing domestic markets. Asian handset manufacturers tend to more closely follow the reference designs of leading wireless chipset providers. As a result, we intend to leverage our selection in the reference designs of MediaTek, Qualcomm and Texas Instruments to further penetrate the growing Asian market.

•
Leverage our RF design, differentiated leading-edge technology and manufacturing capabilities. We intend to use our RF design and manufacturing capabilities to continue to develop products with high performance, power efficiency and reliability, while reducing their size, weight and cost. We expect to continue to apply our patented InGaP-plus technology to achieve a high level of integration in our products and reduce our costs of production. In addition, we will focus on increasing the utilization of our six-inch wafer fab, which allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors.

Products

    We classify our revenues based upon the end application of the product in which our integrated circuits are used. For the years ended December 31, 2004, 2005 and 2006, wireless handset applications accounted for approximately 50%, 49% and 54%, respectively, of our total net sales, while broadband applications accounted for approximately 50%, 51% and 46%, respectively, of our total net sales.

Wireless Handsets

    The following table sets forth information regarding our principal products in the wireless handset market:

Product	Application
Handset Products
Power Amplifier (PA)	Used in RF transmit chain of wireless handset to amplify signal to base station.
Single-band PA module	Encapsulates InGaP HBT PA die and certain passive components in multi-layer laminate module. Used primarily in Code Division Multiple Access (CDMA) and W-CDMA handsets.
HELP PA Module	High Efficiency at Low Power PA that lowers average power consumption by 50%. Used primarily in CDMA and W-CDMA handsets.
Quad-band PA module	Encapsulates InGaP HBT PA die, CMOS bias control chip, and certain passive components in multi-layer laminate module. Used primarily in GSM and EDGE handsets.
PowerPlexer	Transmit module, which encapsulates two InGaP HBT PA die, CMOS, bias and power control chip, antenna switch, coupler, harmonic filter and passives in multi-layer laminate module. Used in GSM handsets.
RF Switches	Used in wireless handsets and other wireless applications to switch between receive and transmit modes and multiple frequency bands.
Front End Module	Highly integrated module that encapsulates PAs, RF coupler, transmit filter, duplexer and antenna switch

Broadband Communications

Our Broadband product line encompasses video and data telecommunications systems, primarily consisting of CATV, WiFi, WiMAX and FTTP applications.

The following table outlines our principal CATV products and their applications:

Product	Application
CATV Set-Top Boxes Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.

Product	Application
CATV Infrastructure Products
Line Amplifiers	Used to distribute RF signals from headends to subscribers.
Drop Amplifiers	Used to amplify RF signals at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for FTTP and FiOS.

    The following table sets forth information regarding our principal products in the WiFi market:

Product	Application
WiFi Products
2.4 GHz PAs (802.11 b/g)	Used in wireless network interface cards (NIC), embedded notebook computers (mini-PCI) and access point (AP) applications to boost the transmit signal for increased range and data throughput.
5 GHz PAs (802.11 a)	Used in wireless rich-media applications, such as streaming audio/video, to boost the transmit signal for increased range and data throughput.
Dual Band PAs (802.11 a/b/g)	Used in wireless network systems that require seamless transition between frequencies to mitigate interference and congestion.
MIMO PAs (802.11 n, draft-n)	Used in multimedia applications for higher data throughput and greater WiFi coverage.

    The following table sets forth information regarding our principal products in the WiMAX market:

Product	Application
WiMAX Products
Mobile WiMAX PAs	PA modules used in 2.5 and 3.3 GHz bands for mobility applications.
Mobile WiBRO PAs	PA modules used in 1.8, 1.9, 2.5, 2.57 and 3.5 GHz bands for mobility applications.
Fixed Point WiMAX PAs	PA modules used in 2.5, 3.3 and 3.5 GHz bands for point-to-point CPE applications.

Marketing, Sales, Distribution and Customer Support

    We primarily sell our products to our direct customers worldwide and have developed close working relationships with leading companies in the broadband wireless and wireline communications markets. Additionally, we selectively use independent manufacturers’ representatives and distributors to complement our direct sales and customer support efforts. In certain geographies such as Asia, we increasingly use value-added distributors such as Richardson Electronics Ltd. (Richardson Electronics), Takachiho Koheki Co., Ltd. and World Peace Group, one of the largest distribution businesses in Asia. Many of our customers are serviced through Richardson Electronics in the United States, Europe and Korea, while World Peace Group primarily focuses on China and Taiwan. Our relationship with World Peace Group enables us to manage our inventories and payment terms in China with a single entity. World Peace Group’s vast sales network also provides us access to tier-one customers in China. We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

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

    We believe that reference-design manufacturers in the broadband wireless and wireline communications markets will play an ever-increasing role in the future of these markets. Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to penetrate these market opportunities.

Process Technology, Manufacturing, Assembly and Testing

    We design, develop and manufacture RFICs primarily using GaAs compound semiconductor substrates with various process technologies, Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT). Our patented technology, which utilizes InGaP-plus, combines InGaP HBT and pHEMT processes on a single substrate, enabling us to integrate the PA function and the RF active switch function on the same die.

Manufacturing

    We fabricate substantially all of our ICs in our six-inch diameter GaAs wafer fab in Warren, New Jersey. Our Warren facility has a 19,000 square foot fab, including 10,000 square feet of Class 100 clean room space. At December 31, 2006, our weekly capacity was approximately 950 equivalent six-inch HBT wafers. We believe that based upon the available clean room space in our Warren facility we have the ability, with incremental capital expenditures, to increase the weekly production capacity to as much as 1,500 equivalent six-inch HBT wafers in response to market conditions.

    Our Warren fab was first certified as ISO 9001 compliant in December 1993. Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard. In 2004, we also received ISO 14001 certification.

    We anticipate that with incremental capital expenditures our Warren, New Jersey fab will fulfill our manufacturing needs into 2009. We are actively exploring future sources of additional manufacturing capacity through the construction or acquisition of manufacturing facilities in low-cost manufacturing countries such as China, as well as pursuing relationships with foundries in Taiwan.

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

Raw Materials

GaAs wafers, InP wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our ICs are available from a limited number of sources. See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Research and Development

We have made significant investments in our proprietary processes, including product design and wafer fabrication, which we believe gives us a competitive advantage. Research and development expenses were $33.3 million, $29.9 million and $35.6 million in 2004, 2005 and 2006, respectively. We continue to focus our research and development on PAs and front end modules for GSM, GPRS, EDGE, CDMA and W-CDMA in the wireless handset market, and on semiconductor tuners, active splitters, WiFi, WiMAX, CATV infrastructure and FTTP in the broadband market.

Our wireless PA capability has expanded from plastic-packaged GaAs RFIC products to RF modules incorporating multiple technologies. This capability is critical to encapsulating RF intellectual property and know-how into a module that may be used to shrink the time-to-market for wireless handset manufacturers. Our RF PA modules use a multi-layer laminate substrate to combine our patented InGaP-plus HBT PA ICs with custom-designed CMOS controllers and passive components.

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

Additionally, several silicon CMOS components were developed to support our module efforts. We currently do not intend to manufacture this technology in-house, as we believe there will be adequate external foundry capacity available. See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Customers

Sales to Intel and World Peace Group accounted for 18% and 17%, respectively, of total net sales during 2006. No other customer accounted for 10% or more of total net sales during 2006. See “Risk Factors—We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue.”

Employees

As of December 31, 2006, we had 508 employees, including 8 employees in Denmark, 6 of whom were members of the Danish Engineering Union. We believe our labor relations to be good and we have never experienced a work stoppage.

Competition

We compete with U.S. and international semiconductor and integrated circuit manufacturers of all sizes. Our key competitors in the wireless handset market are Avago Technologies Limited, RF Micro Devices, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc.

Within our broadband market, which includes the cable set-top box, WiFi, WiMAX and CATV infra-structure markets, our competitors are also primarily manufacturers of both discrete components and ICs. Our key competitors are Microsemi Corp., Microtune, Inc., SiGe Semiconductor, Inc. and Sirenza Micro Devices.

Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Increased competition could adversely affect our revenue and profitability through price reductions or reduced demand for our products. See “Risk Factors—We face intense competition, which could result in a decrease in our products’ prices and sales.”

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs. We own 56 U.S. patents and have 18 pending U.S. patent applications. The U.S. patents were issued between 1991 and 2007 and will expire between 2010 and 2025.

We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We have also entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. See “Risk Factors—We may not be successful in protecting our intellectual property rights or in avoiding claims that we infringe on the intellectual property rights of others.”

Environmental Matters

Our operations are subject to federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. These laws, regulations or ordinances may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct, and have conducted, our activities and operations in substantial compliance with applicable environmental laws and regulations, and that costs arising from existing environmental laws and regulations will not have a material adverse effect on our results of operations. We cannot assure you, however, that such environmental laws and regulations will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws and regulations. See “Risk Factors—We are subject to stringent environmental laws and regulations both domestically and abroad.”

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

Risks Related to ANADIGICS

We have a history of recent losses, and may continue to incur losses.

    We have incurred operating and net losses in each of the three years in the period ended December 31, 2006, and may continue to incur losses in 2007. Although we continue to gain increased market acceptance for certain of our products, we cannot assure you as to when or whether we will become profitable again.

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

The markets for our products are characterized by rapid changes in both product and process technologies based on the continuous demand for product enhancements, higher levels of integration, decreased size and reduced power consumption. Because the continuous evolution of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for our products, we believe that our future success will depend, in part, upon our ability to continue to improve the efficiency of our products and process technologies and rapidly develop new products and process technologies. The successful development of our products is highly complex and depends on numerous factors, including our ability to anticipate customer and market requirements and changes in technology and industry standards, our ability to differentiate our products from offerings of our competitors, and our ability to protect, develop or otherwise obtain adequate intellectual property for our new products. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economically acceptable alternative technology, our financial condition and results of operations could be materially and adversely affected. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful.

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

We depend on a limited number of vendors to supply the equipment used in our manufacturing processes. When demand for semiconductor manufacturing equipment is high, lead times for delivery of such equipment can be substantial. We cannot assure you that we would not lose potential sales if required manufacturing equipment is unavailable and, as a result, we are unable to maintain or increase our production levels. A delay for any reason in increasing capacity would limit our ability to increase sales volumes, which could harm our relationships with customers.

In the event we are not able to satisfy a significant increase in demand from any one of our customers or our customers in the aggregate, we may not be viewed as a dependable high volume supplier and our customers may source their demand elsewhere.

In some areas of our business, we have customers, particularly those in the wireless handset market, that ship their completed products in very large unit volumes. These customers may require large inventories of our products on short notice. While we anticipate that with incremental capital expenditures our Warren, New Jersey fab will fulfill our manufacturing needs into 2009, in the event we are unable to meet our customers’ demands during periods when their production volumes increase, we may be considered an undependable supplier and our customers may seek alternate suppliers. If our customers consider us to be an undependable supplier, our operating results could be adversely affected as we may not be able to find alternative sources of revenue.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenue.

We receive a significant portion of our revenues from a few significant customers and their subcontractors. Sales to Intel and World Peace Group, one of the largest distribution businesses in Asia, accounted for approximately 18% and 17%, respectively, of our total net sales during 2006. Sales to our greater than 10% customers have exceeded 30% of total net sales in each of the last three fiscal years. Our financial condition and results of operations have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If we were to lose any of our major customers, or if sales to these customers were to decrease materially, our financial condition and results of operations could be materially and adversely affected.

If we fail to sell a high volume of products, our operating results may be harmed.

Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed. During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations. We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short term. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short term and our operating results may be harmed.

The short life cycles of some of our products may leave us with obsolete or excess inventories.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. For example, we estimate that current life cycles for wireless handsets, and in turn our wireless products, are approximately 9 to 12 months. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not result in significant charges that will negatively affect our operating profit and net income.

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

We do not assemble or test all of our integrated circuits or multi-chip modules. Instead, we provide the integrated circuit die and, in some cases, packaging and other components to assembly and test vendors located primarily in Asia.  We maintain two qualified service locations for the bulk of all assembly and test processes. If we are unable to obtain sufficient high quality and timely assembly or test service, or if our contractors lose one of their current assembly or test service locations, or if we experience delays in transferring our production between assembly or test locations, or if means of transportation to these locations are interrupted, we would experience delays or reductions in product shipment, and/or reduced product yields, which could materially and adversely affect our financial condition and results of operations.

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

In the future, we may need to access sources of financing to fund our growth. Taking into consideration our cash balance as of December 31, 2006, including marketable securities, of $83.5 million, together with the net proceeds of this offering, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, working capital requirements, interest payment obligations under our $38.0 million in outstanding convertible senior unsecured notes due October 2009 and other financing requirements for at least the next twelve months.

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

A small number of key executive officers manage our business. Their departure could have a material adverse effect on our operations. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical sales and marketing personnel, design and application engineers, as well as senior management. We believe that there is, and will continue to be, intense competition for qualified personnel in the semiconductor industry as the emerging broadband wireless and wireline communications markets develop, and we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining highly qualified technical sales and marketing personnel, design and application engineers, as well as senior management. We do not presently maintain key-man life insurance on any of our key executive officers.

We are subject to risks due to our international customer base and our subcontracting operations.

Sales to customers located outside the United States and Canada (based on shipping addresses and not on the locations of ultimate end users) accounted for 61%, 61% and 62% of our net sales for the years ended December 31, 2004, 2005 and 2006, respectively. We expect that international sales will continue to represent a significant portion of our net sales. In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of gallium arsenide integrated circuits, and assemble and test nearly all of our products.

Due to our reliance on international sales and on foreign suppliers, assemblers and test houses, we are subject to risks of conducting business outside of the United States, including primarily those arising from local economic and political conditions, international health epidemics, natural disasters, restrictive governmental actions (e.g., exchange controls, duties, etc.), limitation of protecting intellectual property rights in foreign jurisdictions and potential acts of terrorism.

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

We may pursue selective acquisitions and alliances and the management and integration of additional operations could be expensive and could divert management time and acquisitions may dilute the ownership of our stockholders.

Our ability to complete acquisitions or alliances is dependent upon, and may be limited to, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could materially adversely affect our financial condition and results of operations, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies. We cannot assure you that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we could be called upon to satisfy independent of the acquisition price. Future acquisitions or alliances could result in additional debt, costs and contingent liabilities, all of which could materially adversely affect our financial condition and results of operations. Any additional debt could subject us to substantial and burdensome covenants. The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management. If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our financial condition and results of operations could be materially adversely affected. In addition, if we issue additional shares of our common stock in order to acquire another business, our stockholders’ interest in us, or the combined company, could be materially diluted.

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

Public stock markets have experienced extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility significantly affected and may in the future affect the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

Certain provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and our stockholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and that could deprive you of an opportunity to obtain a takeover premium for our common stock.

Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that could have the effect of making it more difficult for a third party to acquire us, or of discouraging a third party from attempting to acquire control of us. See “Description of Capital Stock.” In addition, we have a stockholders’ rights agreement that under certain circumstances would significantly impair the ability of third parties to acquire control of us without prior approval of our board of directors.

Together, our amended and restated certificate of incorporation, our amended and restated by-laws, certain provisions of Delaware law and our stockholders’ rights agreement may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and could also limit the price that investors may be willing to pay in the future for our common stock.

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

    We also lease approximately 22,000 square feet of manufacturing space in Camarillo, California and approximately 29,000 square feet in aggregate of office space in the following locations: Richardson, Texas; Atlanta, Georgia; Aalborg, Denmark; Taipei, Taiwan; China; and South Korea under lease agreements with remaining terms ranging from four to thirty two months that can be extended, at our option.

ITEM 3. LEGAL PROCEEDINGS.

    We are a party to ordinary course litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our $0.01 par value Common Stock, (“Common Stock”) has been quoted on the NASDAQ Global Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following our initial public offering of our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for our Common Stock.

	High	Low
Calendar 2006
Fourth Quarter	$10.38	$6.80
Third Quarter	8.60	5.03
Second Quarter	9.26	6.08
First Quarter	8.24	5.35

Calendar 2005
Fourth Quarter	$6.30	$3.05
Third Quarter	3.55	1.70
Second Quarter	1.95	1.26
First Quarter	3.80	1.43

    As of December 31, 2006, there were 49,108,435 shares of Common Stock outstanding (excluding Treasury) and 727 holders of record of the Common Stock.

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

    See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

	2002	2003	2004	2005	2006
RESULTS OF OPERATIONS
Net sales	$82,564	$75,212	$91,350	$108,281	$169,885
Gross profit	7,262	3,285	13,995	22,352	50,710
Operating loss	(65,565)	(50,998)	(41,822)	(28,727)	(9,480)
Loss before income taxes	(52,183)	(51,139)	(43,082)	(31,233)	(8,850)
Net loss	(55,886)	(50,757)	(43,082)	(31,233)	(8,850)

Loss per share:
Basic and diluted	$(1.83)	$(1.65)	$(1.33)	$(0.92)	$(0.20)

BALANCE SHEET DATA:
Total cash and marketable securities	$155,518	$121,630	$104,051	$86,357	$83,482
Working capital	110,151	81,100	89,517	52,007	100,895
Total assets	255,671	207,898	185,895	168,273	182,602
Total capital lease obligations	-	90	18	2,032	1,775
Long-term debt, including current portion	66,700	66,700	84,700	84,700	38,000
Total stockholders’ equity	171,088	121,046	84,615	58,135	115,760

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets. Our products include PAs, tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated RF and front end modules. We believe that we are uniquely positioned to capitalize on the rapidly-growing voice, data and video segments of the broadband wireless and wireline communications markets. We offer 3G products that use the W-CDMA and EDGE standards, 3.5G products that use the HSDPA and HSUPA standards, 4G products for WiMAX and WiBRO systems, WiFi products that use the 802.11 a/b/g and 802.11 n (draft-n, MIMO) standards, CATV set-top box products, CATV infrastructure products and FTTP products.

    Our business strategy focuses on developing RF front end solutions and partnering with industry-leading wireless chipset providers to incorporate our solutions into their reference designs. Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products. We have established longstanding relationships with several of the industry-leading chipset suppliers and tier-one customers. For example, our relationships with Cisco, Intel, Motorola and Qualcomm have enabled us to develop RF products used in 3G, 3.5G, 4G WiMAX, WiFi and CATV products and to be the primary supplier with respect to such partners and customers. Other leading chipset suppliers and tier-one customers with whom we have longstanding relationships include Atheros, HTC, Huawei, Kyocera, Lenovo, LG Electronics, Marvell, MediaTek, Murata, Novatel, Palm, RIM, Samsung, Sierra Wireless, TCL, TDK, Texas Instruments and ZTE.

    We continue to focus on leveraging our technological and manufacturing advantages to remain a leading supplier of semiconductor solutions for broadband wireless and wireline communications. We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the marketplace. Additionally, we believe our InGaP-plus process and design technologies such as HELP provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time for products in the 3G, 3.5G and 4G markets.

    Our primary fab, a state-of-the-art six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999. The increased utilization of our fab’s manufacturing capacity has increased our gross margins, which has provided us with greater financial leverage. We anticipate that with incremental capital expenditures our Warren, New Jersey fab will fulfill our manufacturing needs into 2009. We are actively exploring future sources of additional manufacturing capacity through the construction or acquisition of manufacturing facilities in low-cost manufacturing countries such as China, as well as pursuing relationships with foundries in Taiwan. Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated. Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors. We believe our strong fabrication capability and available capacity, combined with integrated product design and logistics expertise, allow us to quickly develop and manufacture products for which demand has grown.

    We have fixed expenses particularly relating to capital equipment and manufacturing overhead. Accordingly, as unit volume throughput increased in recent years, our fixed production costs decreased as a percentage of revenue and our gross margin and profitability improved. Decreases in volume would have the inverse effect. We will continue to invest in selected strategic research and development programs to maintain our competitive position.

    We experienced net sales growth approximating 20% during 2004 and 2005 as our Broadband and Wireless businesses benefited from unit growth in addition to accelerated demand, a better pricing environment and acceptance of new product developments. These trends were felt across our end markets and continued in 2006.

    In 2006, our businesses grew over 50%, as new product offerings were well timed to market demand and benefited from increased RF content and functionality. This trend was observed throughout the year and we ended 2006 by recording our seventh consecutive quarter of sales growth. The sales growth and leverage of our fixed manufacturing expense base, led to gross margin increases and substantially lessened our operating and net losses during the period.

    We believe our markets are, and will continue to remain, competitive, which could result in continued quarterly volatility in our net sales. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share.

    We have only one reportable segment. For financial information related to such segment and certain geographic areas, see Note 4 to the accompanying consolidated financial statements.

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

STOCK-BASED COMPENSATION

    Effective January 1, 2006, we account for stock-based compensation costs in accordance with Financial Accounting Standards Board Statement No. 123R Share Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of FAS 123R, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgement, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is a combination of both Company and peer company historical volatility. The expected term of the stock options is based on several factors including historical observations of employee exercise patterns and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	84.7	79.4	70.1

Gross profit	15.3	20.6	29.9
Research and development expense	36.5	27.6	21.0
Selling and administrative expenses	24.6	19.6	14.5
Restructuring and other charges	-	(0.1)	-

Operating loss	(45.8)	(26.5)	(5.6)
Interest income	2.4	2.3	3.2
Interest expense	(4.5)	(4.6)	(2.8)
Gain on repurchase of Convertible notes	0.4	-	-
Other income	0.3	-	-

Net loss	(47.2%)	(28.8%)	(5.2%)

2006 COMPARED TO 2005

    NET SALES. Net sales during 2006 increased 56.9% to $169.9 million, compared to $108.3 million for 2005. The net sales improvement was primarily due to new demand from the market’s evolution to third generation (EDGE, WEDGE and W-CDMA) PAs, an increase in demand for our traditional CDMA and GSM technologies used in wireless handsets and hand-held devices, and increased demand for broadband products such as WLAN PAs, used in wireless personal computer access and RFICs, used in infrastructure applications.

    Sales during 2006 of RFICs used for cellular and personal communication system applications increased 71.8% during 2006 to $91.3 million from $53.2 million in 2005. This increase in sales of integrated circuits for wireless applications for the year ended December 31, 2006 compared with 2005 was primarily due to increased demand for our 3G, CDMA and GSM PAs amounting to $23.3 million, $9.7 million and $5.8 million, respectively.

    Specifically, net sales of RFICs used for broadband applications increased 42.6% to $78.6 million in 2006 from $55.1 million in 2005. This increase in sales was primarily due to an increase in demand for infrastructure products and increased average selling prices for WLAN products accounting for increases in sales of $5.6 million and $17.4 million, respectively. Sales of WLAN PAs benefited from the market transition from 802.11b/g PAs to 802.11a/b/g PAs that have a higher selling price for the increased functionality.

    GROSS MARGIN. Gross margin for 2006 improved to 29.9% of net sales, compared with 20.6% of net sales in the prior year. The increase in gross margin from the prior year is the result of the increase in net sales and production volumes with the consequent absorption of fixed costs.

    RESEARCH & DEVELOPMENT. Company sponsored research and development expenses increased 19.1% during 2006 to $35.6 million from $29.9 million during 2005 primarily due to accelerated customer demand for new product development, which led to increased staffing and costs in addition to increased stock-based compensation of $2.1 million.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 15.4% during 2006 to $24.6 million from $21.3 million in 2005. The increase was primarily due to increased stock-based compensation of $2.4 million.

    RESTRUCTURING AND OTHER CHARGES. During 2005, we settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

    INTEREST INCOME. Interest income increased 120.4% to $5.4 million during 2006 from $2.5 million in 2005. The increase was primarily due to higher average funds invested as a result of our underwritten public offering of 10.4 million shares of common stock in March of 2006 (the “March 2006 Offering”) and higher interest rates.

    INTEREST EXPENSE. Interest expense decreased to $4.8 million in 2006 from $5.0 million in 2005. Interest expense arose from obligations under our 5% Convertible Senior Notes due in 2006 (“2006 Notes”) and our 5%Convertible Senior Notes due in 2009 (“2009 Notes”). In November 2006, we repaid the remaining $46.7 million aggregate principal amount outstanding of our 2006 Notes.

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

    INTEREST EXPENSE. Interest expense increased to $5.0 million in 2005 from $4.1 million in 2004. Interest expense arises from obligations under our 2006 Notes and our 2009 Notes. In September 2004, we repurchased $20.0 million aggregate principal amount of our 2006 Notes and consequently reduced the outstanding principal balance to $46.7 million, and concurrently issued $38.0 million aggregate principal amount of our 2009 Notes.

    GAIN ON REPURCHASE OF CONVERTIBLE NOTES. During 2004, we recognized a gain of $0.3 million, on the repurchase of $20.0 million aggregate principal amount of our 2006 Notes, after adjusting for accrued interest and the write-off of a proportionate share of unamortized offering costs.

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2006 we had $13.7 million of cash and cash equivalents on hand and $69.8 million in marketable securities. We had $38.0 million aggregate principal amount of our 2009 Notes outstanding as of December 31, 2006.

    Operations required the use of $0.5 million in cash during 2006. Investing activities used $8.6 million of cash during 2006, consisting principally of purchases of equipment of $13.4 million, partially offset by net proceeds on sales of marketable securities of $4.7 million. Financing activities provided $10.9 million of cash in 2006, primarily consisting of proceeds received from the issuance of stock, principally from the March 2006 Offering, and was partially offset by the $46.7 million repayment of our 2006 Convertible Notes.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity. We may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms. Our ability to pay principal and interest on our $38.0 million in outstanding convertible senior unsecured notes, which are due in October of 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance.

The table below summarizes required cash payments as of December 31, 2006:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt plus the interest payable with respect thereto	$43,304	$1,900	$41,404	$-	$-
Operating leases	20,211	2,243	3,853	3,717	10,398
Capital leases	2,133	427	854	852	-
Unconditional purchase obligations	10,495	10,495	-	-	-
Total contractual cash obligations	$76,143	$15,065	$46,111	$4,569	$10,398

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 151 (FAS 151), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The adoption of FAS 151 did not have a material impact on the condensed consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted FIN48 on January 1, 2007 and currently believes it will not have a material impact on its consolidated financial statements.

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact FAS 157 may have on our results from operations or financial position.

    In February, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 159 may have on our results of operations or financial position.

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

    At December 31, 2006, we held marketable securities with an estimated fair value of $69.8 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2006:

Estimated Principal Amount and Weighted Average Stated Rate by Expected Maturity Value					Fair Value
($’s 000)	2007	2008	2009	Total	($’s 000)

Principal	$60,885	$9,000	$-	$69,885	$69,776

Weighted Average Stated Rates	5.40%	4.26%	-	5.26%	-

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

    Our 2009 Notes are convertible and bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed. At December 31, 2006, the fair value of our outstanding convertible notes, estimated based upon dealer quotes, was approximately $71.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the year ended December 31, 2006 and 2005 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2006 and 2005, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 12 to the consolidated financial statements, ANADIGICS, Inc. adopted Statement of Financial Accounts Standards No. 123(R), “Share-Based Payment” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ANADIGICS, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of ANADIGICS, Inc. for the year ended December 31, 2004. Our audit also included the information for the year ended December 31, 2004 included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of ANADIGICS, Inc.’s operations and cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information for the year ended December 31, 2004 in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2005

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,891	$13,706
Marketable securities	70,364	60,892
Accounts receivable, net of allowance for doubtful accounts of $1,060 and $1,115 in 2005 and 2006, respectively	18,755	27,311
Inventories	16,009	20,355
Prepaid expenses and other current assets	2,188	2,662

Total current assets	119,207	124,926

Marketable securities	4,102	8,884
Plant and equipment
Equipment and furniture	133,262	143,195
Leasehold improvements	38,748	38,748
Projects in process	1,617	4,975
	173,627	186,918
Less accumulated depreciation and amortization	137,320	145,550
	36,307	41,368
Goodwill and other intangibles, less accumulated amortization of $499 and $439 in 2005 and 2006, respectively	6,044	5,929
Other assets	2,613	1,495

	$168,273	$182,602
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$15,519	$18,031
Accrued liabilities	4,672	5,688
Accrued restructuring costs	40	-
Current maturities of long-term debt	46,700	-
Current maturities of capital lease obligations	269	312
Total current liabilities	67,200	24,031

Other long-term liabilities	3,175	3,348
Long-term debt	38,000	38,000
Capital lease obligations, less current portion	1,763	1,463

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2005 and 2006, and 35,007 and 49,200 issued at December 31, 2005 and 2006, respectively	350	492
Additional paid-in capital	347,555	413,672
Accumulated deficit	(289,196)	(298,046)
Accumulated other comprehensive loss	(316)	(100)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	58,135	115,760
	$168,273	$182,602

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2004	2005	2006

Net sales	$91,350	$108,281	$169,885
Cost of sales	77,355	85,929	119,175

Gross profit	13,995	22,352	50,710
Research and development expenses	33,306	29,906	35,628
Selling and administrative expenses	22,511	21,293	24,562
Restructuring and other charges	-	(120)	-
	55,817	51,079	60,190

Operating loss	(41,822)	(28,727)	(9,480)

Interest income	2,203	2,473	5,450
Interest expense	(4,085)	(4,997)	(4,816)
Gain on repurchase of Convertible notes	327	-	-
Other income(expense)	295	18	(4)

Net loss	$(43,082)	$(31,233)	$(8,850)

Basic and diluted loss per share	$(1.33)	$(0.92)	$(0.20)

Weighted average basic and diluted common shares outstanding	32,413	34,012	43,814

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2004	2005	2006
Net loss	$(43,082)	$(31,233)	$(8,850)
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	(617)	242	207
Foreign currency translation adjustment	12	(72)	9

Reclassification adjustment:
Net realized gain previously included in other comprehensive income	(19)	-	-
Comprehensive loss	$(43,706)	$(31,063)	$(8,634)

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balance, December 31, 2003	31,226	$312	-	$-	$335,477	$(214,881)	$138	$121,046
Stock options exercised	536	5			1,355			1,360
Shares issued under employee stock purchase plan	182	2			561			563
Shares issued as contingent acquisition consideration	747	8			4,640			4,648
Restricted stock grant, net of forfeitures	381	4			(4)			-
Amortization of stock-based compensation					704			704
Other comprehensive loss							(624)	(624)
Net loss						(43,082)		(43,082)

Balance, December 31, 2004	33,072	331	-	-	342,733	(257,963)	(486)	84,615
Stock options exercised	417	4			1,160			1,164
Shares issued under employee stock purchase plan	328	3			1,025			1,028
Treasury share purchase			(114)	(258)				(258)
Restricted stock grant, net of forfeitures	1,190	12			(12)			-
Amortization of stock-based compensation					2,649			2,649
Other comprehensive income							170	170
Net loss						(31,233)		(31,233)

Balance, December 31, 2005	35,007	350	(114)	(258)	347,555	(289,196)	(316)	58,135

Stock options exercised	983	10			3,778			3,788
Shares issued under employee stock purchase plan	187	2			1,005			1,007
Issuance of common stock in public offering, net of expenses	10,446	104			53,006			53,110
Restricted stock grant, net of forfeitures	2,577	26			(26)			-
Amortization of stock-based compensation					8,354			8,354
Other comprehensive income							216	216
Net loss						(8,850)		(8,850)

Balance, December 31, 2006	49,200	$492	(114)	$(258)	$413,672	$(298,046)	$(100)	$115,760

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,082)	$(31,233)	$(8,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on repurchase of Convertible notes	(327)	-	-
Depreciation	15,282	10,921	7,931
Amortization	1,483	1,703	1,809
Stock-based compensation	704	2,649	8,354
Amortization of premium on marketable securities	2,090	1,189	163
Loss (gain) on sale of equipment	15	(1)	7
Changes in operating assets and liabilities:
Accounts receivable	1,304	(7,985)	(8,556)
Inventory	(4,115)	(1,573)	(4,346)
Prepaid expenses and other assets	361	1,101	(703)
Accounts payable	(1,476)	7,498	2,512
Accrued and other liabilities	(1,892)	(701)	1,158
Net cash used in operating activities	(29,653)	(16,432)	(521)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(3,427)	(2,262)	(13,374)
Purchases of marketable securities	(51,128)	(64,098)	(227,150)
Proceeds from sales of marketable securities	58,627	81,565	231,884
Business acquisitions	(55)	-	-
Proceeds from sale of equipment	130	53	28
Net cash provided (used) by investing activities	4,147	15,258	(8,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases	(66)	(40)	(257)
Proceeds from issuance of long-term debt net of offering costs	35,695	-	-
Repurchase of Convertible notes	(19,400)	-	-
Repayment of Convertible notes	-	-	(46,700)
Issuances of common stock, net of related expenses	1,923	2,192	57,905
Repurchase of common stock into treasury	-	(258)	-
Net cash provided by financing activities	18,152	1,894	10,948

Net (decrease) increase in cash and cash equivalents	(7,354)	720	1,815
Cash and cash equivalents at beginning of period	18,525	11,171	11,891

Cash and cash equivalents at end of period	$11,171	$11,891	$13,706

Supplemental disclosures of cash flow information:
Interest paid	$3,193	$4,346	$4,370
Taxes paid	117	82	37
Acquisition of equipment under capital leases	-	2,055	-

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    We are a leading provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets. Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules. We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication (GSM) Evolution (EDGE) standards, beyond third generation (3.5G) products that use the High Speed Down Line Packet Access (HSDPA) and High Speed Uplink Line Packet Access (HSUPA) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) and Wireless Broadband (WiBRO) systems, Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (draft-n, Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products. Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: recoverability of inventories, useful lives and amortization periods and recoverability of long-lived assets.

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

    Net sales to individual customers who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31,
	2004		2005		2006
Customer (application)
Intel (Broadband)	<10%	<10%	$15,678	14%	$29,827	18%
World Peace Group (Wireless & Broadband)	<10%	<10%	$17,275	16%	$28,175	17%
LG Electronics (Wireless)	$13,628	15%	$12,321	11%	<10%	<10%
Kyocera (Wireless)	$9,751	11%	<10%	<10%	<10%	<10%
Motorola (Broadband)	$9,184	10%	<10%	<10%	<10%	<10%
Cisco (Broadband)	$9,218	10%	<10%	<10%	<10%	<10%

    Accounts receivable at December 31, 2005 and 2006 from the greater than 10% customers accounted for 29% and 34% of total accounts receivable, respectively.

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

    The cost of equipment acquired under capital leases was $9,781 and $9,806 at December 31, 2005 and 2006, respectively, and accumulated amortization was $7,726 and $8,072 at December 31, 2005 and 2006, respectively. Equipment acquired under a capital lease is amortized and included in depreciation over the useful life of the leased equipment or the life of the lease, whichever is shorter.

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

MARKETABLE SECURITIES

    Available for sale securities are stated at fair value, as determined by quoted market prices, with unrealized gains and losses reported in other accumulated comprehensive income or loss. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income. See Note 7 for a summary of available for sale securities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2005 and 2006, the fair value of the Company's outstanding Convertible senior notes, estimated based upon dealer quotes, were approximately $93,694 and $71,516, respectively compared to their carrying values of $84,700 and $38,000, respectively.

STOCK-BASED COMPENSATION

    The Company has various stock-based compensation plans for employees and directors, which are described more fully in Note 12 “Employee Benefits Plans”. Effective January 1, 2006, the Company accounts for these plans under Financial Accounting Standards Board (FASB) Statement No. 123R Share Based Payment (FAS 123R).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 2006, the Company adopted FASB Statement No. 151 (FAS 151), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The adoption of FAS 151 did not have a material impact on the condensed consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted FIN 48 on January 1, 2007 and currently believes it will not have a material impact on its consolidated financial statements.

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact FAS 157 may have on our results from operations or financial position.

    In February, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 159 may have on our results of operations or financial position.

2.	INTANGIBLES AND GOODWILL

    As of December 31, 2005 and 2006, the Company's intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2005	2006	2005	2006
Goodwill	$5,918	$5,918	$-	$-
Process Technology	210	210	147	199
Covenant not to compete	175	-	175	-
Customer list	240	240	177	240
	$6,543	$6,368	$499	$439

    Annual amortization expense related to intangible assets is calculated over their estimated useful lives of three to four years and was $194, $240 and $115 in the years ended December 31, 2004, 2005 and 2006, respectively. The $11 unamortized balance at December 31, 2006 relating to process technology will be fully amortized in 2007.

3. RESTRUCTURING AND OTHER CHARGES

    The January 1, 2005 restructuring balance related to lease-related costs. Certain lease-related obligations were settled during 2005 and resulted in a savings to the Company of $120.

    Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2004, 2005 and 2006 are as follows:

Balance
January 1, 2004 restructuring balance	$1,994
Deductions	(1,268)
December 31, 2004 restructuring balance	726
Deductions	(566)
Savings on settlement of obligation	(120)
December 31, 2005 restructuring balance	40
Deductions	(40)
December 31, 2006 restructuring balance	$-

4. SEGMENTS

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

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2004	2005	2006
Wireless	$45,379	$53,143	$91,275
Broadband	45,971	55,138	78,610
Total	$91,350	$108,281	$169,885

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the three geographic regions are as follows:

	Year Ended December 31,
	2004	2005	2006
Asia	$48,939	$57,188	$92,462
USA and Canada	35,982	41,729	64,634
Other	6,429	9,364	12,789
Total	$91,350	$108,281	$169,885

5. LONG-TERM DEBT

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

    On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes ("2006 Notes") due November 15, 2006. The 2006 Notes were convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. During 2002, the Company repurchased and retired $33,300 aggregate principal amount of the 2006 Notes. In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase, after adjusting for the write-off of a proportionate share of unamortized offering costs. On November 15, 2006, the Company repaid the remaining $46,700 balance of the 2006 Notes obligation.

    Unamortized debt issuance costs of $1,999 and $1,273 at December 31, 2005 and 2006, respectively, consisting principally of underwriters' fees, were included in other assets and are being amortized over the life of the notes.

6. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. The Company also leases certain equipment under capital lease that expires in 2011. Rent expense, net of sublease income was $3,063, $2,447 and $2,101 in 2004, 2005 and 2006, respectively. Sublease income was $780, $270 and $24 in 2004, 2005 and 2006, respectively. The future minimum lease payments under the noncancelable operating leases and the present value of the minimum capital lease payments are as follows:

YEAR	Capital Leases	Operating Leases
2007	427	2,243
2008	427	1,961
2009	427	1,892
2010	427	1,859
2011	425	1,858
Thereafter	-	10,398

Total minimum lease payments	2,133	20,211
Less: amount representing interest	(369)	-
	$1,764	$20,211

    In addition to the above, at December 31, 2006, the Company had unconditional purchase obligations of approximately $10,495.

7. MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Government-Sponsored Enterprises	$8,500	$(53)	$8,447
State & Municipal Debt Securities	10,725	-	10,725
Corporate Debt Securities	55,510	(216)	55,294
Total at December 31, 2005	$74,735	$(269)	$74,466

Government-Sponsored Enterprises	$6,395	$(12)	$6,383
State & Municipal Debt Securities	10,045	-	10,045
Corporate Debt Securities	53,398	(50)	53,348
Total at December 31, 2006	$69,838	$(62)	$69,776

    Management has the ability and intent, if necessary, to liquidate any of its marketable securities in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, certain securities with contractual maturities greater than one year from year-end have been classified as short-term on the accompanying consolidated balance sheet. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations. The amortized cost and estimated fair value of marketable securities at December 31, 2006, are shown below:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
Due in one year or less	$60,925	$60,892
Due after one year through two years	8,913	8,884
Total	$69,838	$69,776

8. INVENTORIES

    Inventories consist of the following:

	December 31,
	2005	2006
Raw materials	$2,870	$5,700
Work in progress	10,973	12,097
Finished goods	5,068	6,341
	18,911	24,138
Reserves	(2,902)	(3,783)
Total	$16,009	$20,355

9. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	December 31,
	2005	2006
Accrued compensation	$2,123	$2,421
Warranty reserve	396	347
Other	2,153	2,920
Total	$4,672	$5,688

    Warranty reserve movements in the years ended December 31, 2005 and 2006 for returns were $397 and $726, respectively. The periodic charges for estimated warranty costs were $634 and $677 in the years ended December 31, 2005 and 2006.

10. INCOME TAXES

    The current and deferred components of income taxes for each of the years ended December 31, 2004, 2005 and 2006 were zero.

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

    Significant components of the Company’s net deferred taxes as of December 31, 2005 and 2006 are as follows:

	December 31,
	2005	2006
Deferred tax balances
Accruals/reserves	$3,148	$6,045
Net operating loss carryforwards	105,819	108,327
Research and experimentation credits	5,870	10,686
Deferred rent expense	1,215	1,336
Difference in basis of plant and equipment	3,560	4,136
Other	-	-
Valuation allowance	(119,612)	(130,530)
Net deferred tax assets	-	-

    As of December 31, 2006, the Company had net operating loss carryforwards of approximately $298,000 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. At December 31, 2006, $27,403 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital.

    The earnings associated with the Company’s investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2004		2005		2006
Tax at US statutory rate	$(15,079)	(35.0)%	$(10,932)	(35.0)%	$(3,097)	(35.0)%
Effect of permanent items	(750)	(1.7)	(88)	(0.3)	(2,086)	(23.6)
State and foreign tax (benefit), net of federal tax effect	(1,470)	(3.4)	(1,023)	(3.3)	(481)	(5.4)
Research and experimentation tax credits, net	(516)	(1.2)	(797)	(2.6)	(4,816)	(54.4)
Valuation allowance	17,850	41.4	12,763	40.9	10,918	123.3
Other	(35)	(0.1)	77	0.3	(438)	(4.9)
Benefit from income taxes	$-	0.0%	$-	0.0%	$-	0.0%

11. STOCKHOLDERS' EQUITY

    In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock at a price of $5.50 which generated net proceeds to the Company of $53,110.

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

12. EMPLOYEE BENEFIT PLANS

    Effective January 1, 2006, the Company adopted the provisions of FAS 123R in accounting for share based payments to employees, having previously followed the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees”, as permitted by FAS 123. The Company has adopted FAS 123R using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. The Company adopted the alternative transition method provided in FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 2,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 182 ($3.11), 328 ($3.13) and 187 ($5.36), respectively for the years ended December 31, 2004, 2005 and 2006, respectively.

    Under FAS 123R, stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan whereas in 2004 and 2005, only amortization of restricted stock grants was required. The Company is using the straight-line basis in calculating stock-based compensation expense.

    The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of FAS 123R (1):

	For years ended December 31,
	US GAAP (as reported)			Pro forma (comparison only)
	2006	2005	2004	2005	2004
Amortization of restricted stock awards	$(7,754)	$(2,649)	$(669)	$(2,649)	$(669)
Amortization of ESP Plan	(400)	-	-	(567)	(483)
Amortization of stock option awards	(200)	-	(35)	(542)	(8,826)
Total stock-based compensation	$(8,354)	$(2,649)	$(704)	$(3,758)	$(9,978)

Net loss	$(8,850)	$(31,233)	$(43,082)	$(32,342)	$(52,356)
Basic and diluted loss per share	$(0.20)	$(0.92)	$(1.33)	$(0.95)	$(1.62)

By Financial Statement line item
Cost of sales	$1,829	$596	$115	$798	$1,118
Research and development expenses	3,287	1,185	316	1,561	1,901
Selling and administrative expenses	3,238	868	273	1,399	6,959
(1)
Pro forma disclosure for 2004 and 2005 presents the full effect of share based compensation expense as required under FAS 123R, which was adopted effective January 1, 2006 using the modified-prospective method. As reported historical GAAP results for periods prior to January 1, 2006 reflect only that portion of share based compensation expense required by GAAP prior to the adoption of FAS 123R.

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2004 to December 31, 2006 is presented in tabular form below:

	Restricted Shares			Stock Options
	Shares		WA price per share	Issuable upon exercise	WA exercise price

Grants outstanding at January 1, 2004	-		$-	5,905	$7.30
Granted	403		4.01	1,944	7.16
Shares vested/options exercised	-		-	(537)	2.53
Forfeited/expired	(22)		4.01	(520)	9.31
Balance at December 31, 2004	381		4.01	6,792	7.47
Granted	1,303		2.71	159	3.12
Shares vested/options exercised	(357)	*	4.01	(416)	2.80
Forfeited/expired	(113)		2.95	(591)	7.57
Balance at December 31, 2005	1,214		2.72	5,944	7.67
Granted	2,685		6.90	994	8.80
Shares vested/options exercised	(675)		2.68	(983)	3.85
Forfeited/expired	(86)		5.46	(286)	11.16
Balance at December 31, 2006	3,138		$6.23	5,669	$8.36
* 114 shares were repurchased by the Company to fund withholding tax obligations.

    Exercisable options and their related average exercise prices were 6,172 ($7.94), 5,759 ($7.83) and 4,644 ($8.30) as of December 31, 2004, 2005 and 2006, respectively. The total fair value of restricted shares vested during the years ended December 31, 2005 and 2006 were $808 and $4,003, respectively. The intrinsic value of exercised options during the years ended December 31, 2004, 2005 and 2006 were $2,098, $932 and $3,801, respectively.

    In January 2007, the Company granted an additional 608 restricted shares under the 2005 Plan at a market price equal to $9.53, which represented the fair market value at the date of grants.

Weighted average information as of December 31, 2006

Options currently exercisable
Shares issuable upon exercise	4,644
Weighted average exercise price	$8.30
Weighted average remaining contractual term	4.8 years
Weighted average remaining contractual term for outstanding options	5.7 years

Intrinsic value of exercisable options	$12,490
Intrinsic value of outstanding options	$12,885
Unrecognized stock-based compensation cost
Option plans	$5,171
Restricted stock	$11,443
Weighted average remaining vest period for option plans	2.0 years
Weighted average remaining vest period for restricted stock	0.9 years

Stock options outstanding at December 31, 2006 are summarized as follows:
Range of exercise prices	Outstanding Options at December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2006	Weighted average exercise price

$1.39 - $4.17	1,548	4.52	$3.30	1,522	$3.32
$4.33 - $8.17	1,842	6.22	$6.88	1,820	$6.89
$8.67 - $13.59	1,626	7.30	$10.22	650	$12.28
$13.94 - $53.48	653	3.06	$19.87	652	$19.87

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

Valuation for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2004, 2005 and 2006 are summarized below:

	Year ended December 31,
	2004	2005	2006
Stock option awards
Risk-free interest rate	2.2%	3.4%	4.6%
Expected volatility	101%	95%	76%
Average expected term (in years)	2.75	2.75	4.72
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average fair value of options granted	$4.17	$1.70	$5.54

ESP Plan
Risk-free interest rate	2.8%	4.4%	5.0%
Expected volatility	70%	80%	62%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$2.66	$1.72	$2.13

    In adopting FAS 123R on January 1, 2006, the Company evaluated the assumptions used in the Black Scholes model and modified its methodology for computing the expected volatility and expected term. Expected volatility was modified from being based solely on Company historical volatility to a combination of both Company and peer company historical volatility. The expected term of the stock options was modified from being based solely on historical observations of employee exercise patterns to being also combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

    ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. This plan was amended in 2001 and the Company now matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $730, $675 and $746 for the years ended December 31, 2004, 2005 and 2006, respectively, relating to plan contributions.

13. EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

	Year ended December 31,
	2004	2005	2006
Weighted average common shares outstanding used to calculate basic earnings per share	32,413	34,012	43,814
Net effect of dilutive securities - based on treasury stock method using average market price	-*	-*	-*
Weighted average common shares outstanding used to calculate diluted earnings per share	32,413	34,012	43,814

* Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes are not included as their effect is anti-dilutive.

14. OTHER ACCUMULATED COMPREHENSIVE INCOME (LOSS)

    The components of other accumulated comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (loss) on available-for-sale securities	Total
Balance at December 31, 2004	$25	$(511)	$(486)
Unrealized gain on available-for-sale securities	-	242	242
Foreign currency translation adjustment	(72)	-	(72)
Balance at December 31, 2005	(47)	(269)	(316)
Unrealized gain on available-for-sale securities	-	207	207
Foreign currency translation adjustment	9	-	9
Balance at December 31, 2006	$(38)	$(62)	$(100)

15. LEGAL PROCEEDINGS

    ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our consolidated financial condition or results of operation.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

2005 and 2006 Quarterly Financial Data

    The following table sets forth certain unaudited results of operations for each quarter during 2006 and 2005. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted loss per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2005				2006
	April 2	July 2	Oct. 1	Dec. 31	April 1	July 1	Sept. 30	Dec. 31

Net sales	$21,773	$23,943	$29,264	$33,301	$35,721	$40,215	$44,825	$49,124
Cost of sales	19,252	19,511	22,691	24,475	26,284	28,940	31,035	32,916
Gross profit	2,521	4,432	6,573	8,826	9,437	11,275	13,790	16,208
Research and development expenses	7,862	7,374	7,491	7,179	8,159	8,498	9,137	9,834
Selling and administrative expense	5,552	5,506	5,234	5,001	5,493	5,869	6,328	6,872
Restructuring and other charges	(120)	-	-	-	-	-	-	-
Operating loss	(10,773)	(8,448)	(6,152)	(3,354)	(4,215)	(3,092)	(1,675)	(498)
Interest income	577	599	607	690	866	1,571	1,648	1,365
Interest expense	(1,249)	(1,249)	(1,250)	(1,249)	(1,288)	(1,287)	(1,285)	(956)
Other (expense) income	(6)	9	15	-	-	21	-	(25)
Net loss	$(11,451)	$(9,089)	$(6,780)	$(3,913)	$(4,637)	$(2,787)	$(1,312)	$(114)
Basic and diluted loss per share	$(0.34)	$(0.27)	$(0.20)	$(0.11)	$(0.12)	$(0.06)	$(0.03)	$0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    For information regarding the Company’s change in independent registered public accounting firm from Ernst & Young LLP to J.H. Cohn LLP during its fiscal year ended December 31, 2005, please refer to the Company’s current report on Form 8-K filed with the SEC on June 3, 2005. The Company had no disagreements during its 2005 and 2006 fiscal years with its independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

    Our management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by J.H. Cohn LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited management's assessment, included in Item 9A, Management's Report on Internal Control over Financial Reporting, that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. ANADIGICS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that ANADIGICS, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Also, in our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on such criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended, and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2007

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Reports of Independent Registered Public Accounting Firms
-	Consolidated Balance Sheets - December 31, 2005 and 2006

-	Consolidated Statements of Operations - Year ended December 31, 2004, 2005 and 2006
-	Consolidated Statements of Comprehensive Loss - Year ended December 31, 2004, 2005 and 2006

-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2004, 2005 and 2006
-	Consolidated Statements of Cash Flows - Year ended December 31, 2004, 2005 and 2006

-	Notes to Consolidated Financial Statements

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

4.5
Amendment No. 1 as of November 20, 2000 to the Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 4, 2000, and incorporated herein by reference.

4.6
Indenture, dated as September 24, 2004, between the Company, as Issuer, and U.S. Bank Trust National Association, as Trustee for the 5% Convertible Senior Notes due October 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2004, and incorporated herein by reference.

4.7
Registration Rights Agreement, dated September 24, 2004, between the Company, as Issuer, and the Purchasers of 5% Convertible Senior Notes due October 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2004, and incorporated herein by reference.

4.8	Form of 5% Convertible Senior Note due October 15, 2009 (included in Exhibit 4.6).
10.1	1994 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
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

10.7
Employment Agreement between the Company and Ronald Rosenzweig, dated June 1, 1999. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999; as amended and filed as an exhibit to the Company’s Current Report on Form 10-K405 dated March 29, 2002; as amended and filed as an exhibit to the Company's Annual Report on Form 10-K dated March 15, 2004; as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated November 3, 2004; as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 5, 2005; and as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 2006; each as incorporated herein by reference.

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
* Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2007.

ANADIGICS, INC.

BY: /s/ Bami Bastani
-----------------------------------------
Dr. Bami Bastani
CHIEF EXECUTIVE OFFICER
AND PRESIDENT

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bami Bastani and Thomas Shields as his attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007
Dr. Bami Bastani

/s/ Thomas C. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	February 27, 2007
Thomas C. Shields

/s/ Ronald Rosenzweig	Chairman of the Board of Directors	February 27, 2007
Ronald Rosenzweig

/s/ Paul S. Bachow	Director	February 27, 2007
Paul S. Bachow

/s/ Garry McGuire	Director	February 27, 2007
Garry McGuire

/s/ Harry T. Rein	Director	February 27, 2007
Harry T. Rein

/s/ Lewis Solomon	Director	February 27, 2007
Lewis Solomon

/s/ Dennis F. Strigl	Director	February 27, 2007
Dennis F. Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2006:
Deducted from asset account:
Allowance for doubtful accounts	$1,060	$125	$(70)	(1)	$1,115
Reserve for excess and obsolete inventory	2,902	1,704	(823)	(2)	3,783
Reserve for warranty claims	396	677	(726)	(3)	347

Year ended December 31, 2005:
Deducted from asset account:
Allowance for doubtful accounts	$988	$90	$(18)	(1)	$1,060
Reserve for excess and obsolete inventory	4,074	269	(1,441)	(2)	2,902
Reserve for warranty claims	159	634	(397)	(3)	396

Year ended December 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$752	$240	$(4)	(1)	$988
Reserve for excess and obsolete inventory	4,745	1,636	(2,307)	(2)	4,074
Reserve for warranty claims	100	390	(331)	(3)	159

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-125971 and Form S-8 No. 333-136280) pertaining to the ANADIGICS, Inc. 2005 Long-Term Incentive and Share Award Plan and Amended and Restated Employee Stock Purchase Plan and the Registration Statement (Form S-8 No. 33-91750) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and Employee Stock Purchase Plan, in the Registration Statements (Form S-8 No. 33-32533 and Form S-8 No. 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees and in the Registration Statements (Form S-3 No. 333-75040, Form S-3 No. 333-110538, Form S-3 No. 333-120947 and Form S-3 No. 333-139124) of our reports dated February 27, 2007, with respect to the consolidated financial statements and schedule of ANADIGICS, Inc. and ANADIGICS, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2006.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2007

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-91750) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and Employee Stock Purchase Plan, in the Registration Statements (Form S-8 No. 333-32533 and Form S-8 No. 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees, in the Registration Statement (Form S-8 No. 333-125971) pertaining to the ANADIGICS, Inc. 2005 Long Term Incentive and Share Award Plan and the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-136280) pertaining to the ANADIGICS, Inc. Amended and Restated 2005 Long-Term Incentive and Share Award Plan and in the Registration Statements (Form S-3 No. 333-75040, Form S-3 No. 333-110538 Form S-3 No. 333-120947 and Form S-3 No. 333-139124) of our report dated March 2, 2005, with respect to the consolidated statement of operations, comprehensive loss, stockholders’ equity and cash flows of ANADIGICS, Inc. for the year ended December 31, 2004 and the information for the year ended December 31, 2004 included in the related financial statement schedule of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2006.

                                                /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 27, 2007