Form 10-Q
period 2007-05-07
ANADIGICS INC
filed 2007-05-07
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

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

The number of shares outstanding of the Registrant’s common stock as of March 31, 2007 was 58,876,407 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - March 31, 2007 and December 31, 2006

Condensed consolidated statements of operations and comprehensive loss - Three months ended March 31, 2007 and April 1, 2006

Condensed consolidated statements of cash flows - Three months ended March 31, 2007 and April 1, 2006

Notes to condensed consolidated financial statements - March 31, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$65,560	$13,706
Marketable securities	103,918	60,892
Accounts receivable, net	29,682	26,707
Inventories	17,726	19,701
Prepaid expenses and other current assets	5,126	2,632
Assets of discontinued operations	934	1,429
Total current assets	222,946	125,067

Marketable securities	9,759	8,884
Plant and equipment:
Equipment and furniture	139,976	138,652
Leasehold improvements	38,310	38,310
Projects in process	12,476	4,975
	190,762	181,937
Less accumulated depreciation and amortization	(142,727)	(140,678)
	48,035	41,259
Goodwill and other intangibles, net of amortization	5,918	5,929
Other assets	1,342	1,463

Total assets	$288,000	$182,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,301	$17,879
Accrued liabilities	4,656	5,588
Current maturities of capital lease obligations	317	312
Liabilities of discontinued operations	562	252
Total current liabilities	24,836	24,031

Other long-term liabilities	3,326	3,348
Long-term debt, less current portion	38,000	38,000
Capital lease obligations, less current portion	1,384	1,463

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 58,957 and 49,200 issued at March 31, 2007 and December 31, 2006	589	492
Additional paid-in capital	519,424	413,672
Accumulated deficit	(299,207)	(298,046)
Accumulated other comprehensive loss	(94)	(100)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	220,454	115,760

Total liabilities and stockholders’ equity	$288,000	$182,602

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)

Net sales	$49,573	$34,695
Cost of sales	33,287	25,289
Gross profit	16,286	9,406
Research and development expenses	9,738	8,006
Selling and administrative expenses	7,359	5,264

Operating loss	(811)	(3,864)
Interest income	1,240	863
Interest expense	(625)	(1,288)

Loss from continuing operations	(196)	(4,289)
Loss from discontinued operations	(965)	(348)

Net loss	$(1,161)	$(4,637)

Basic and diluted loss per share
Loss from continuing operations	$0.00	$(0.11)
Loss from discontinued operations	(0.02)	(0.01)
Net loss	$(0.02)	$(0.12)

Weighted average basic and diluted common shares outstanding	48,314	38,376

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)

Net loss	$(1,161)	$(4,637)
Unrealized gain on marketable securities	10	105
Foreign currency translation adjustment	(4)	6

Comprehensive loss	$(1,155)	$(4,526)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,161)	$(4,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	965	348
Depreciation	1,962	2,043
Amortization	214	480
Stock based compensation	3,876	1,412
Amortization of premium on marketable securities	4	126
Changes in operating assets and liabilities:
Accounts receivable	(2,975)	(1,656)
Inventories	1,975	(2,508)
Prepaid expenses and other assets	(2,489)	(2,067)
Accounts payable	1,422	3,191
Accrued liabilities and other liabilities	(1,074)	(754)

Net cash provided by (used in) operating activities	2,719	(4,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(8,824)	(2,204)
Purchases of marketable securities	(75,510)	(69,749)
Proceeds from sale of marketable securities	31,615	28,954

Net cash used in investing activities	(52,719)	(42,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(74)	(45)
Issuance of common stock	101,928	54,457

Net cash provided by financing activities	101,854	54,412

Net increase in cash and cash equivalents	51,854	7,391
Cash and cash equivalents at beginning of period	13,706	11,891

Cash and cash equivalents at end of period	$65,560	$19,282

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - MARCH 31, 2007

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

    The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    As more fully discussed in footnote 2 below, the Company sold substantially all of the operating assets of Telcom Devices Inc. (“Telcom”, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the periods presented.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February, 2007, the FASB issued FASB Statement No. 159 åThe Fair Value Option for Financial Assets and Financial Liabilitiesæ (åFAS 159æ), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 159 may have on its results of operations or financial position.

    In September 2006, the FASB issued FASB Statement No. 157, åFair Value Measurementsæ (åFAS 157æ) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact FAS 157 may have on its results of operations or financial position.

    In July 2006, the Financial Accounting Standards Board (åFASBæ) issued Interpretation No. 48, åAccounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109æ (åFIN 48æ), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. As of January 1, 2007, the Company adopted FIN 48 which did not have a material impact on its consolidated financial statements.

    INCOME TAXES
    The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes. We recognize interest and penalties related to the underpayment of income taxes in income tax expense. Upon adoption of FIN 48, we had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at March 31, 2007. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

    WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the three months ended March 31, 2007 included $127 in actual charges and $115 in provisions resulting in the balance of $335 at March 31, 2007. Warranty reserve movements in the three months ended April 1, 2006 included $130 in actual charges and a $235 increase in the provision.

2. DISCONTINUED OPERATIONS

    On April 2, 2007, the Company sold substantially all of Telcom’s operating assets to GTRAN Camarillo, Inc. in exchange for a $500 non-interest-bearing note due December 31, 2007 and effectively ceased Telcom’s operations. The transaction is subject to certain post-closing adjustments. As a consequence of the sale, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the periods presented.

    Summarized operating results and loss on sale of discontinued operations through March 31, 2007 and April 1, 2006 were as follows:

	Three months ended
	March 31, 2007	April 1, 2006
Revenue	$559	$1,026

Operating loss	(479)	(351)
Interest income	4	3
Loss on sale of discontinued operations	(490)	-

Loss from discontinued operations	$(965)	$(348)

    The assets and liabilities of Telcom are reflected as discontinued operations as of March 31, 2007 and December 31, 2006 and were:

	March 31, 2007	December 31, 2006
Assets of discontinued operations
Accounts receivable	$363	$604
Inventory	-	654
Other current and non-current assets	71	62
Fixed assets, net	-	109
Assets held for sale	500	-
Total	$934	$1,429

Liabilities of discontinued operations	$562	$252

3. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	March 31, 2007	December 31, 2006

Raw materials	$4,550	$5,370
Work in process	11,845	11,634
Finished goods	5,338	6,332
	21,733	23,336
Reserves	(4,007)	(3,635)

Total	$17,726	$19,701

4. LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	March 31, 2007	April 1, 2006
Weighted average common shares outstanding used to calculate basic loss per share	48,314	38,376
Net effect of dilutive securities based upon the treasury stock method using an average market price	-*	-*
Weighted average common and dilutive securities outstanding used to calculate diluted loss per share	48,314	38,376

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

5. REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended
	March 31, 2007	April 1, 2006

Broadband	$24,554	$15,477
Wireless	25,019	19,218

Total	$49,573	$34,695

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product.
Net sales to each of the three geographic regions are as follows:

	Three months ended
	March 31, 2007	April 1, 2006

Asia	$32,987	$18,921
U.S.A. and Canada	14,355	12,880
Other	2,231	2,894
Total	$49,573	$34,695

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

    During 2006 the Company had $46.7 million principal amount outstanding of its 5% Convertible Senior Notes (“2006 Notes”) which were repaid upon maturity in November 2006. The 2006 Notes were convertible into shares of the Company’s common stock at an initial conversion rate, subject to adjustment, of 47.619 shares for each $1,000 principal amount, which was equivalent to a conversion price of $21.00 per share (2,224 shares were contingently issuable).

7. STOCK BASED COMPENSATION
    Effective January 1, 2006, the Company adopted the provisions of FASB Statement 123R Share Based Payment (“FAS 123R”) in accounting for share based payments to employees, having previously followed the provisions of Accounting Principles Board Number 25 “Accounting for Stock Issued to Employees”, as permitted by FAS 123. The Company adopted FAS 123R using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remained unvested as of January 1, 2006.

Equity Compensation Plans

    The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:

▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (“1995 Plan”);
▪	The 1997 Long Term Incentive and Share Award Plan (“1997 Plan”);
▪	The 2005 Long Term Incentive and Share Award Plan (“2005 Plan”, collectively with the 1995 Plan and the 1997 Plan, “the Plans”); and
▪	The Employee Stock Purchase Plan (“ESP Plan”).

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 2,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 187 and $5.36, respectively for the year ended December 31, 2006.

    The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	March 31, 2007	April 1, 2006

Amortization of restricted stock awards	$(3,149)	$(1,316)
Amortization of ESP Plan	(200)	(100)
Amortization of stock option awards	(572)	(33)
Total stock based compensation	$(3,921)	$(1,449)

By Financial Statement line item
Cost of sales	$900	$299
Research and development expenses	1,500	568
Selling and administrative expenses	1,476	545
Loss from discontinued operations	45	37

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock awards are forfeited annually. The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average price per share for restricted stock and for stock options during the period from January 1, 2006 to March 31, 2007 is presented in tabular form below:

	Restricted Shares		Stock Options
	Shares	Weighted average price per share	Issuable upon exercise	Weighted average exercise price

Grants outstanding at January 1, 2006	1,214	$2.72	5,944	$7.67
Granted	2,685	6.90	994	8.80
Shares vested/options exercised	(675)	2.68	(983)	3.85
Forfeited/expired	(86)	5.46	(286)	11.16
Balance at December 31, 2006	3,138	6.23	5,669	8.36
Granted	664	9.54	84	9.16
Shares vested/options exercised	(1,113)	5.76	(496)	5.86
Forfeited	(11)	6.32	(140)	18.75
Balance at March 31, 2007	2,678	$7.24	5,117	$8.33

Weighted average information as of March 31, 2007

Options currently exercisable
Shares issuable upon exercise	4,025
WA exercise price	$8.23
WA remaining life	4.7 years
Intrinsic value of exercised options	$2,955
Remaining life for outstanding options	5.7 years

Intrinsic value of exercisable options	$19,380
Intrinsic value of outstanding options	$22,788
Unrecognized stock based compensation cost
Option plans	$5,095
Restricted stock	$14,415
WA remaining vest period for restricted stock	1.1 years

Stock options outstanding at March 31, 2007 are summarized as follows:

Range of exercise prices	Outstanding Options at March 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at March 31, 2007	Weighted average exercise price

$1.39 - $4.17	1,370	4.28	$3.32	1,349	$3.34
$4.33 - $7.27	1,534	6.08	$6.86	1,519	$6.87
$7.65 - 10.90	1,316	7.98	$9.13	268	$10.27
$11.13 - $53.48	897	4.00	$17.30	889	$17.35

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the three month periods ended March 31, 2007 and April 1, 2006 were:

	Three months ended
	March 31, 2007	April 1, 2006

Stock option awards:
Risk-free interest rate	4.57%	4.31%
Expected volatility	0.76	0.94
Average expected term (in years)	4.75	3.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$5.79	$3.91

ESP Plan:
Risk-free interest rate	4.90%	4.82%
Expected volatility	0.62	0.79
Average expected term (in years)	1.00	1.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$3.16	$2.49

8. STOCKHOLDERS’ EQUITY

    In March, 2007, The Company completed an underwritten public offering of 8,625 shares of common stock, generating net proceeds to the Company of $99,037. In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock, generating net proceeds to the Company of $53,110.

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

    On April 2, 2007, we sold substantially all of the operating assets of Telcom Devices Inc. (“Telcom”) to GTRAN Camarillo, Inc. in exchange for a $0.5 million non-interest-bearing note due December 31, 2007 and effectively ceased Telcom’s operations. As a consequence of the sale, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for all periods presented.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	March 31, 2007	April 1, 2006

Net sales	100.0%	100.0%
Cost of sales	67.1%	72.9%

Gross margin	32.9%	27.1%
Research and development expenses	19.6%	23.1%
Selling and administrative expenses	14.9%	15.1%

Operating loss	(1.6%)	(11.1%)
Interest income	2.5%	2.5%
Interest expense	(1.3%)	(3.7%)

Loss from continuing operations	(0.4%)	(12.3%)
Loss from discontinued operations	(1.9%)	(1.0%)

Net loss	(2.3%)	(13.3%)

FIRST QUARTER 2007 (ENDED MARCH 31, 2007) COMPARED TO FIRST QUARTER 2006 (ENDED APRIL 1, 2006)

    NET SALES. Net sales increased 42.9% during the first quarter of 2007 to $49.6 million from $34.7 million in the first quarter of 2006.

    Sales of integrated circuits for broadband applications increased 58.6% during the first quarter of 2007 to $24.6 million from $15.5 million in the first quarter of 2006. The increase in sales was primarily due to an increase in demand for WLAN and infrastructure products, sales of which rose by $5.5 million and $3.3 million, respectively.

    Sales of integrated circuits for wireless applications increased 30.2% during the first quarter of 2007 to $25.0 million from $19.2 million in the first quarter of 2006. The increase in sales of integrated circuits for wireless applications was primarily due to increased demand for our 3G (EDGE, WEDGE, CDMA2000 1X applications & WCDMA) PAs where revenue rose by $9.0 million, which was partly offset by a $3.0 million decrease in GSM revenues due to declines in unit prices and volumes.

    Geographically, net sales in Asia increased 74.3% during the first quarter of 2007 to $33.0 million from $18.9 million in the first quarter of 2006. The increase was primarily driven by the increased demand for WLAN and 3G products.

    GROSS MARGIN. Gross margin during the first quarter of 2007 increased to 32.9% of net sales from 27.1% of net sales in the first quarter of 2006. The increase in gross margin was primarily due to increased sales and production volumes with the consequent absorption of fixed costs.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 21.6% during the first quarter of 2007 to $9.7 million from $8.0 million during the first quarter of 2006. The increase was primarily due to increased stock based compensation of $0.9 million and increased staff costs supporting new product development.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 39.8% to $7.4 million during the first quarter of 2007 from $5.3 million during the first quarter of 2006. The increase was primarily driven by increased stock based compensation of $0.9 million and increased sales and marketing staff and program costs to better address our larger international market.

    INTEREST INCOME. Interest income increased 43.7% to $1.2 million during the first quarter of 2007 from $0.9 million during the first quarter of 2006. The increase was primarily due to higher average funds invested as a result of our underwritten public offering of 8.6 million shares of common stock in March of 2007 (the “March 2007 Offering”) and higher interest rates.

    INTEREST EXPENSE. Interest expense decreased 51.5% to $0.6 million during the first quarter of 2007 as compared to $1.3 million during the first quarter of 2006. The decrease related to the repayment our $46.7 million outstanding balance of our 5% Convertible Senior Notes in November of 2006.

    LOSS FROM DISCONTINUED OPERATIONS. Loss on discontinued operations increased 177.3% to $1.0 million during the first quarter of 2007 as compared to $0.3 million during the first quarter of 2006. The increase was primarily due to the $0.5 million loss on sale of discontinued operations recognized in the first quarter of 2007 and was further impacted by the increased operating loss as sales decreased to $0.5 million from $1.0 million in the year earlier quarter.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2007, we had $65.5 million in cash and cash equivalents and $113.7 million in marketable securities. Included in these amounts are proceeds we received from completion of an underwritten public offering of an aggregate of 8.6 million shares of common stock in our March 2007 Offering, which raised $99.0 million, net of underwriting discounts and commissions and related offering expenses. As of March 31, 2007, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities provided $2.7 million in cash during the three month period ended March 31, 2007, primarily as a result of our improved operating results and non-cash expenses. Investing activities, consisting principally of net purchases of marketable securities of $43.9 million and purchases of fixed assets of $8.8 million, used $52.7 million of cash during the three month period ended March 31, 2007. Financing activities provided $101.9 million, and consisted primarily of proceeds received from the March 2007 Offering.

    As of March 31, 2007, we had unconditional purchase obligations of approximately $9.2 million of which $8.1 million relates to capital equipment purchase requirements primarily over the next nine months to increase the installed equipment capacity of the Company's manufacturing operations in response to anticipated increases in customer demand for the Company's products.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy both operational and capital needs for the next twelve months. We may elect to finance all or part of our anticipated operational and capital needs, which may include acquisitions of complimentary businesses or technologies, or investments in other companies or repurchases of our outstanding debt or equity, through additional equity or debt financing. Our ability to pay principal and interest on our outstanding 2009 Notes due in October 2009, our other debt and to fund our planned capital expenditures depends on our future operating performance.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact FAS 159 may have on our results of operations or financial position.

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact FAS 157 may have on our results of operations or financial position.

    In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. As of January 1, 2007, we adopted FIN 48, which did not have a material impact on our consolidated financial statements. Upon adoption of FIN 48, we had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at March 31, 2007. Our U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and the possibility that we may continue to incur losses; (ii) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (iii) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (iv) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (v) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (vi) our ability to respond to a significant increase in demand from our customers; (vii) our dependence on a small number of customers; (viii) our operating results may be harmed if we fail to sell a high volume of products; (ix) the short life cycles of some of our products may leave us with obsolete or excess inventories; (x) we may face interruptions in our manufacturing processes; (xi) the variability of our manufacturing yields may affect our gross margins; (xii) our dependence on foreign semiconductor assembly and test operations contractors could lead to delays in product shipments; (xiii) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (xiv) our products have experienced rapidly declining unit prices; (xv) capital required for our business may not be available when we need it; (xvi) our success depends on our ability to attract and retain qualified personnel; (xvii) risks due to our international customer base and our subcontracting operations; (xviii) stringent environmental laws and regulations both domestically and abroad; (ixx) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (xx) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; (xxi) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

Dated: May 7, 2007