Form 10-Q
period 2007-08-06
ANADIGICS INC
filed 2007-08-07
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

The number of shares outstanding of the Registrant’s common stock as of June 30, 2007 was 59,523,475 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - June 30, 2007 and December 31, 2006

Condensed consolidated statements of operations and comprehensive income (loss) - Three and six months ended June 30, 2007 and July 1, 2006

Condensed consolidated statements of cash flows - Six months ended June 30, 2007 and July 1, 2006

Notes to condensed consolidated financial statements - June 30, 2007

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$43,575	$13,706
Marketable securities	128,755	60,892
Accounts receivable, net	33,561	26,707
Inventories	18,967	19,701
Prepaid expenses and other current assets	5,683	2,632
Assets of discontinued operations	21	1,429
Total current assets	230,562	125,067

Marketable securities	8,811	8,884
Plant and equipment:
Equipment and furniture	150,378	138,652
Leasehold improvements	38,322	38,310
Projects in process	10,089	4,975
	198,789	181,937
Less accumulated depreciation and amortization	(144,988)	(140,678)
	53,801	41,259
Goodwill and other intangibles, net of amortization	5,918	5,929
Other assets	1,231	1,463

Total assets	$300,323	$182,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,794	$17,879
Accrued liabilities	6,526	5,588
Current maturities of capital lease obligations	-	312
Liabilities of discontinued operations	152	252
Total current liabilities	29,472	24,031

Other long-term liabilities	3,298	3,348
Long-term debt, less current portion	38,000	38,000
Capital lease obligations, less current portion	-	1,463

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 59,756 and 49,200 issued at June 30, 2007 and December 31, 2006	598	492
Additional paid-in capital	538,401	413,672
Accumulated deficit	(309,044)	(298,046)
Accumulated other comprehensive loss	(144)	(100)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	229,553	115,760

Total liabilities and stockholders’ equity	$300,323	$182,602

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$53,869	$39,348	$103,442	$74,043
Cost of sales	34,963	28,237	68,250	53,526
Gross profit	18,906	11,111	35,192	20,517
Research and development expenses	11,080	8,358	20,818	16,364
Selling and administrative expenses	7,482	5,678	14,841	10,942

Operating income (loss)	344	(2,925)	(467)	(6,789)
Interest income	2,198	1,567	3,438	2,430
Interest expense	(655)	(1,287)	(1,280)	(2,575)
Other income	-	21	-	21

Income (loss) from continuing operations	1,887	(2,624)	1,691	(6,913)
Loss from discontinued operations	-	(163)	(965)	(511)

Net income (loss)	$1,887	$(2,787)	$726	$(7,424)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.03	$(0.06)	$0.03	$(0.17)
Loss from discontinued operations	-	-	$(0.02)	$(0.01)
Net income (loss)	$0.03	$(0.06)	$0.01	$(0.18)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.03	$(0.06)	$0.03	$(0.17)
Loss from discontinued operations	-	-	$(0.02)	$(0.01)
Net income (loss)	$0.03	$(0.06)	$0.01	$(0.18)

Weighted average common shares outstanding used in computing earnings (loss) per share
Basic	56,523	47,198	52,419	42,184
Diluted	59,604	47,198	55,774	42,184

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$1,887	$(2,787)	$726	$(7,424)
Unrealized (loss) gain on marketable securities	(52)	62	(42)	167
Foreign currency translation adjustment	2	(4)	(2)	2

Reclassification adjustment:
Net realized loss previously recognized in other comprehensive income	9	-	9	-
Comprehensive income (loss)	$1,846	$(2,729)	$691	$(7,255)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$726	$(7,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	965	511
Depreciation	4,137	4,062
Amortization	417	960
Stock based compensation	7,716	3,143
Amortization of (discount) premium on marketable securities	(171)	168
Realized loss on sales of marketable securities	9	-
Gain on disposal of equipment	-	(19)
Changes in operating assets and liabilities:
Accounts receivable	(6,854)	(4,303)
Inventories	734	(4,247)
Prepaid expenses and other assets	(3,052)	(1,423)
Accounts payable	4,915	1,518
Accrued liabilities and other liabilities	1,273	284

Net cash provided by (used in) operating activities	10,815	(6,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(16,851)	(5,529)
Proceeds from sale of equipment	-	28
Purchases of marketable securities	(141,157)	(134,457)
Proceeds from sale of marketable securities	73,487	95,254

Net cash used in investing activities	(84,521)	(44,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(1,775)	(115)
Issuance of common stock	105,350	54,881

Net cash provided by financing activities	103,575	54,766

Net increase in cash and cash equivalents	29,869	3,292
Cash and cash equivalents at beginning of period	13,706	11,891

Cash and cash equivalents at end of period	$43,575	$15,183

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - JUNE 30, 2007

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

    The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    As more fully discussed in footnote 2 below, the Company sold the majority of the operating assets of Telcom Devices Inc. (“Telcom”, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the periods presented.

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

 INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at June 30, 2007. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the six months ended June 30, 2007 included $181 in actual charges and $116 in provisions resulting in the balance of $282 at June 30, 2007. Warranty reserve movements in the six months ended July 1, 2006 included $319 in actual charges and a $234 increase in the provision.

DEPRECIATION

    During 2007, the Company began depreciating certain new wafer fabrication equipment over a seven year useful life.

2. DISCONTINUED OPERATIONS

    On April 2, 2007, the Company sold the majority of Telcom’s operating assets to GTRAN Camarillo, Inc. in exchange for a $500 non-interest-bearing note due December 31, 2007 and effectively ceased Telcom’s operations. The transaction is subject to certain post-closing adjustments. As a consequence of the sale, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the periods presented.

    Summarized operating results and loss on sale of discontinued operations in the three and six months ended July 1, 2006 and through March 31, 2007 included with the six months ended June 30, 2007 were as follows:

	Three months ended	Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	$867	$559	$1,893

Operating loss	(167)	(479)	(518)
Interest income	4	4	7
Loss on sale of discontinued operations	-	(490)	-

Loss from discontinued operations	$(163)	$(965)	$(511)

    The assets and liabilities of Telcom are reflected as discontinued operations as of June 30, 2007 and December 31, 2006 and were:

	June 30, 2007	December 31, 2006
Assets of discontinued operations
Accounts receivable	$21	$604
Inventory	-	654
Other current and non-current assets	-	62
Fixed assets, net	-	109
Total	$21	$1,429

Liabilities of discontinued operations	$152	$252

3. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	June 30, 2007	December 31, 2006

Raw materials	$5,013	$5,370
Work in process	12,248	11,571
Finished goods	5,764	6,297
	23,025	23,238
Reserves	(4,058)	(3,537)

Total	$18,967	$19,701

4. EARNINGS (LOSS) PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average common shares outstanding used to calculate basic earnings (loss) per share	56,523	47,198	52,419	42,184
Net effect of dilutive securities	3,081	-	3,355	-
Weighted average securities outstanding used to calculate diluted earnings (loss) per share	59,604	47,198	55,774	42,184

    Potential dilution arising from the remainder of the Company's outstanding stock options, unvested restricted shares or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Convertible notes	7,600	9,824	7,600	9,824
Stock options	1,881	5,160	1,881	5,246
Unvested restricted shares	-	2,205	-	2,200

5. REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Broadband	$26,109	$16,938	$50,663	$32,415
Wireless	27,760	22,410	52,779	41,628

Total	$53,869	$39,348	$103,442	$74,043

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product.
Net sales to each of the three geographic regions are as follows:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Asia	$36,616	$22,771	$69,602	$41,691
USA and Canada	14,742	13,406	29,097	26,286
Other	2,511	3,171	4,743	6,066

Total	$53,869	$39,348	$103,442	$74,043

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

7. STOCK BASED COMPENSATION
    Effective January 1, 2006, the Company adopted the provisions of FASB Statement 123R Share Based Payment (“FAS 123R”) in accounting for share based payments to employees, having previously followed the provisions of Accounting Principles Board Number 25 “Accounting for Stock Issued to Employees”, as permitted by FAS 123 “Accounting for Stock Based Compensation”. The Company adopted FAS 123R using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remained unvested as of January 1, 2006.

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

    Employees and outside directors have been granted restricted stock and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 6,450 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

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

    The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Amortization of restricted stock awards	$3,159	$1,644	$6,308	$2,960
Amortization of ESP Plan	200	100	400	200
Amortization of stock option awards	481	35	1,053	68
Total stock based compensation	$3,840	$1,779	$7,761	$3,228

By Financial Statement line item
Cost of sales	$851	$375	$1,751	$674
Research and development expenses	1,392	697	2,892	1,265
Selling and administrative expenses	1,597	660	3,073	1,205
Loss from discontinued operations	-	47	45	84

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock awards are forfeited annually. The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average price per share for restricted stock and for stock options during the period from January 1, 2006 to June 30, 2007 is presented in tabular form below:

	Restricted Shares		Stock Options
	Shares	Weighted average price per share	Issuable upon exercise	Weighted average exercise price

Grants outstanding at January 1, 2006	1,214	$2.72	5,944	$7.67
Granted	2,685	6.90	994	8.80
Shares vested/options exercised	(675)	2.68	(983)	3.85
Forfeited/expired	(86)	5.46	(286)	11.16
Balance at December 31, 2006	3,138	6.23	5,669	8.36
Granted	707	9.65	137	9.92
Shares vested/options exercised	(1,120)	5.72	(1,248)	5.12
Forfeited	(165)	6.93	(199)	15.83
Balance at June 30, 2007	2,560	$7.33	4,359	$8.99

    On July 26, 2007, the Company granted 249 restricted shares under the 2005 Plan at a market price of $15.20, which fully vest on July 28,2008.

Information as of June 30, 2007
Unrecognized stock based compensation cost
Option plans	$4,942
Restricted stock	$11,724
Weighted average remaining recognition period
Option plans	2.4 years
Restricted stock	1.2 years

Stock options outstanding at June 30, 2007 are summarized as follows:

Range of exercise prices	Outstanding Options at June 30, 2007	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at June 30, 2007	Weighted average exercise price

$1.39 - $6.21	1,143	3.68	$3.80	1,121	$3.81
$6.25 - $8.79	1,119	6.31	$7.34	1,059	$7.27
$8.84 - 10.90	1,187	7.92	$9.24	215	$10.72
$11.13 - $53.48	910	3.72	$17.23	884	$17.38

Valuation Method for Stock Option Awards and ESP Plan

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the six month periods ended June 30, 2007 and July 1, 2006 were:

	Six months ended
	June 30, 2007	July 1, 2006

Stock option awards:
Risk-free interest rate	4.70%	4.31%
Expected volatility	0.72	0.94
Average expected term (in years)	4.75	3.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$6.07	$3.91

ESP Plan:
Risk-free interest rate	4.91%	5.26%
Expected volatility	0.58	0.70
Average expected term (in years)	1.00	1.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$3.02	$2.31

8. STOCKHOLDERS’ EQUITY

    In March, 2007, The Company completed an underwritten public offering of 8,625 shares of common stock, generating net proceeds to the Company of $98,959. In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock, generating net proceeds to the Company of $53,110.

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

    On April 2, 2007, we sold the majority of the operating assets of Telcom Devices Inc. (“Telcom”) to GTRAN Camarillo, Inc. in exchange for a $0.5 million non-interest-bearing note due December 31, 2007 and effectively ceased Telcom’s operations. As a consequence of the sale, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for all periods presented.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9%	71.8%	66.0%	72.3%

Gross margin	35.1%	28.2%	34.0%	27.7%
Research and development expenses	20.6%	21.2%	20.1%	22.1%
Selling and administrative expenses	13.9%	14.4%	14.4%	14.8%

Operating income (loss)	0.6%	(7.4%)	(0.5%)	(9.2%)
Interest income	4.1%	4.0%	3.3%	3.4%
Interest expense	(1.2%)	(3.3%)	(1.2%)	(3.5%)
Other income	-	-	-	-

Income (loss) from continuing operations	3.5%	(6.7%)	1.6%	(9.3%)
Loss from discontinued operations	-	(0.4%)	(0.9%)	(0.7%)

Net income (loss)	3.5%	(7.1%)	0.7%	(10.0%)

    NET SALES. Net sales increased 36.9% during the second quarter of 2007 to $53.9 million from $39.3 million in the second quarter of 2006. For the six months ended June 30, 2007, net sales were $103.4 million, a 39.7% increase from net sales of $74.0 million for the six months ended July 1, 2006.

    Sales of integrated circuits for broadband applications increased 54.1% during the second quarter of 2007 to $26.1 million from $16.9 million in the second quarter of 2006. For the six months ended June 30, 2007, net sales of integrated circuits for broadband applications increased 56.3% to $50.7 million from $32.4 million for the six months ended July 1, 2006. The increase in sales in the three and six month periods was primarily due to an increase in demand for WLAN and infrastructure products, with combined increases of $7.3 million and $16.1 million in the related periods.

    Sales of integrated circuits for wireless applications increased 23.9% during the second quarter of 2007 to $27.8 million from $22.4 million in the second quarter of 2006. For the six months ended June 30, 2007, net sales of integrated circuits for wireless applications increased 26.8% to $52.8 million from $41.6 million for the six months ended July 1, 2006. The increase in sales of integrated circuits for wireless applications in the three and six month periods was primarily due to increased demand for our 3G (EDGE, WEDGE, CDMA2000 1X applications & WCDMA) PAs where revenue rose by $12.0 million and $21.0 million, respectively, which were partly offset by decreases of $6.5 million and $9.4 million, respectively in GSM revenues due to decreased volumes.

    Geographically, net sales in Asia increased 60.8% during the second quarter of 2007 to $36.6 million from $22.8 million in the second quarter of 2006. For the six months ended June 30, 2007, net sales in Asia increased 66.9% to $69.6 million from $41.7 million for the six months ended July 1, 2006. The increase in the three and six month periods was primarily driven by the increased demand for WLAN and 3G products.

    GROSS MARGIN. Gross margin during the second quarter of 2007 increased to 35.1% of net sales from 28.2% of net sales in the second quarter of 2006. For the six months ended June 30, 2007, gross margin increased to 34.0% from 27.7% for the six months ended July 1, 2006. The increase in gross margin in the three and six months was primarily due to increased sales and production volumes with the consequent absorption of fixed costs.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 32.6% during the second quarter of 2007 to $11.1 million from $8.4 million during the second quarter of 2006. Company sponsored research and development expenses for the six month period ended June 30, 2007 increased 27.2% to $20.8 million from $16.4 million during the six month period ended July 1, 2006. The increase in the three months ended June 30, 2007 was primarily due to increased stock based compensation of $0.7 million and increased staff costs supporting new product development. The increase in the six months ended June 30, 2007 was primarily due to increased stock based compensation of $1.6 million, increased staff costs and materials and support costs to drive new product development.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 31.8% to $7.5 million during the second quarter of 2007 from $5.7 million during the second quarter of 2006. Selling and administrative expenses increased 35.6% to $14.8 million from $10.9 million during the six month period ended July 1, 2006. The increase in the three months ended June 30, 2007 was primarily driven by increased staff costs, inclusive of an increase in stock based compensation of $0.9 million. The increase in the six months ended June 30, 2007 was primarily driven by increased staff costs, inclusive of an increase in stock based compensation of $1.9 million as well increased sales and marketing program costs to better address our larger international market.

    INTEREST INCOME. Interest income increased 40.3% to $2.2 million during the second quarter of 2007 from $1.6 million during the second quarter of 2006. For the six months ended June 30, 2007, interest income increased 41.5% from to $3.4 million from $2.4 million in the six month period ended July 1, 2006. The increases were primarily due to higher average funds invested as a result of our underwritten public offering of 8.6 million shares of common stock in March of 2007 (the “March 2007 Offering”) and higher interest rates.

    INTEREST EXPENSE. Interest expense decreased 49.1% to $0.7 million during the second quarter of 2007 as compared to $1.3 million during the second quarter of 2006. For the six months ended June 30, 2007, interest expense decreased 50.3% to $1.3 million from $2.6 million in the six month period ended July 1, 2006. The decreases related to the repayment our $46.7 million outstanding balance of our 5% Convertible Senior Notes in November of 2006.

    LOSS FROM DISCONTINUED OPERATIONS. Loss on discontinued operations in the second quarter of 2007 was zero compared to $0.2 million in the second quarter of 2006. For the six months ended June 30, 2007 the loss on discontinued operations increased 88.8% to $1.0 million as compared to $0.5 million during the six months ended July 1, 2006. The loss on discontinued operations in 2007 was comprised of $0.5 million loss on sale of Telcom recognized in the first quarter of 2007 and the increased operating loss as sales for the business decreased.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2007, we had $43.6 million in cash and cash equivalents and $137.6 million in marketable securities. Included in these amounts are proceeds we received from completion of an underwritten public offering of an aggregate of 8.6 million shares of common stock in our March 2007 Offering, which raised $99.0 million, net of underwriting discounts and commissions and related offering expenses. As of June 30, 2007, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities provided $10.8 million in cash during the six month period ended June 30, 2007, primarily as a result of our improved operating results and non-cash expenses. Investing activities, consisting principally of net purchases of marketable securities of $67.7 million and purchases of fixed assets of $16.8 million, used $84.5 million of cash during the six month period ended June 30, 2007. Financing activities provided $103.6 million, and consisted primarily of proceeds received from the March 2007 Offering.

    As of June 30, 2007, we had unconditional purchase obligations of approximately $11.4 million of which $10.0 million relates to capital equipment purchase requirements primarily over the next six to nine months to increase the installed equipment capacity of the Company's manufacturing operations in response to anticipated increases in customer demand for the Company's products. The Company has an Investment Contract with the Kunshan (China) New and Hi-Tech Industrial Development Zone to jointly construct a wafer fabrication facility, and anticipates capital expenditures of approximately $10 - 15 million during the next 18 months.

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

    In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. As of January 1, 2007, we adopted FIN 48, which did not have a material impact on our consolidated financial statements. Upon adoption of FIN 48, we had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at June 30, 2007. Our U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results and developments could differ materially from those projected as a result of certain factors. Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and the possibility that we may incur losses in the future; (ii) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (iii) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (iv) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (v) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (vi) our ability to respond to a significant increase in demand from our customers; (vii) our dependence on a small number of customers; (viii) our operating results may be harmed if we fail to sell a high volume of products; (ix) the short life cycles of some of our products may leave us with obsolete or excess inventories; (x) we may face interruptions in our manufacturing processes; (xi) the variability of our manufacturing yields may affect our gross margins; (xii) our dependence on foreign semiconductor assembly and test operations contractors could lead to delays in product shipments; (xiii) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (xiv) our products have experienced rapidly declining unit prices; (xv) capital required for our business may not be available when we need it; (xvi) our success depends on our ability to attract and retain qualified personnel; (xvii) risks due to our international customer base and our subcontracting operations; (xviii) stringent environmental laws and regulations both domestically and abroad; (ixx) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (xx) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; and (xxi) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

ITEM   4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 17, 2007 at which the Company’s stockholders voted on:

▪	The election of three Class III Directors of the Company to hold office until 2010.

▪	The amendment of the 2005 Long Term Incentive and Share Award Plan to increase the number of shares issuable thereunder by 5,450,000 to 6,450,000.

    The two matters listed above were voted upon and approved by the shareholders of the Company as follows:

▪
The election of David Fellows as Class III Director was approved by holders of 51,492,342 shares of the Company’s outstanding capital stock.  Holders of 1,425,464 shares withheld from voting on such election.  The election of Ronald Rosenzweig as Class III Director was approved by holders of 51,199,120 shares of the Company’s outstanding capital stock.  Holders of 1,718,686 shares withheld from voting on such election. The election of Lewis Solomon as Class III Director was approved by holders of 50,498,943 shares of the Company’s outstanding capital stock.  Holders of 2,418,863 shares withheld from voting on such election. Messrs. Fellows, Rosenzweig and Solomon join the continuing Directors of the Company Messrs. Bachow, Bastani, Rein and Strigl.

▪
The amendment of the 2005 Long Term Incentive and Share Award Plan increased the number of shares issuable.  The amendment was approved by holders of 25,021,573 shares of the Company’s outstanding capital stock. Holders of 6,093,558 shares voted against the ratification.  Holders of 225,380 shares abstained from voting on such ratification and broker non-votes totaled 21,577,295.

ITEM 6. EXHIBITS

10.1 Amendment No. 6 - as of July 23, 2007 to the Employment Agreement dated June 1, 1999, as amended between the Company and Ronald Rosenzweig

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

Dated: August 6, 2007