Form 10-Q
period 2007-11-08
ANADIGICS INC
filed 2007-11-08
CIK 940332

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007.

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

The number of shares outstanding of the Registrant’s common stock as of September 29, 2007 was 60,434,324 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – September 29, 2007 and December 31, 2006

Condensed consolidated statements of operations and comprehensive income (loss) – Three and nine months ended September 29, 2007 and September 30, 2006

Condensed consolidated statements of cash flows – Nine months ended September 29, 2007 and September 30, 2006

Notes to condensed consolidated financial statements – September 29, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 29, 2007	December 31, 2006
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$43,594	$13,706
Marketable securities	126,008	60,892
Accounts receivable, net	40,074	26,707
Inventories	20,076	19,701
Prepaid expenses and other current assets	6,468	2,632
Assets of discontinued operations	-	1,429
Total current assets	236,220	125,067

Marketable securities	6,780	8,884
Plant and equipment:
Equipment and furniture	156,999	138,652
Leasehold improvements	38,539	38,310
Projects in process	13,018	4,975
	208,556	181,937
Less accumulated depreciation and amortization	(148,313)	(140,678)
	60,243	41,259
Goodwill and other intangibles, net of amortization	6,588	5,929
Other assets	1,122	1,463

Total assets	$310,953	$182,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,695	$17,879
Accrued liabilities	6,138	5,588
Current maturities of capital lease obligations	-	312
Liabilities of discontinued operations	-	252
Total current liabilities	29,833	24,031

Other long-term liabilities	3,271	3,348
Long-term debt, less current portion	38,000	38,000
Capital lease obligations, less current portion	-	1,463

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 60,616 and 49,200 issued at September 29, 2007 and December 31, 2006	606	492
Additional paid-in capital	534,473	413,672
Accumulated deficit	(294,955)	(298,046)
Accumulated other comprehensive loss	(17)	(100)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	239,849	115,760

Total liabilities and stockholders’ equity	$310,953	$182,602

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$59,545	$43,943	$162,987	$117,986
Cost of sales	39,387	30,278	107,637	83,804
Gross profit	20,158	13,665	55,350	34,182
Research and development expenses	12,491	8,976	33,309	25,340
Selling and administrative expenses	7,221	6,139	22,062	17,081

Operating income (loss)	446	(1,450)	(21)	(8,239)
Interest income	2,338	1,643	5,776	4,073
Interest expense	(592)	(1,285)	(1,872)	(3,860)
Other income	173	-	173	21

Income (loss) from continuing operations	2,365	(1,092)	4,056	(8,005)
Loss from discontinued operations	-	(220)	(965)	(731)

Net income (loss)	$2,365	$(1,312)	$3,091	$(8,736)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.04	$(0.02)	$0.08	$(0.18)
Loss from discontinued operations	-	$(0.01)	$(0.02)	$(0.02)
Net income (loss)	$0.04	$(0.03)	$0.06	$(0.20)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.04	$(0.02)	$0.07	$(0.18)
Loss from discontinued operations	-	$(0.01)	$(0.02)	$(0.02)
Net income (loss)	$0.04	$(0.03)	$0.05	$(0.20)

Weighted average common shares outstanding used in computing earnings (loss) per share
Basic	57,505	45,237	54,114	43,202
Diluted	60,648	45,237	57,403	43,202

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$2,365	$(1,312)	$3,091	$(8,736)
Unrealized gain on marketable securities	93	32	51	199
Foreign currency translation adjustment	25	4	23	6

Reclassification adjustment:
Net realized loss previously recognized in other comprehensive income	-	-	9	-
Comprehensive income (loss)	$2,483	$(1,276)	$3,174	$(8,531)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine months ended
	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,091	$(8,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	965	731
Depreciation	6,655	5,818
Amortization	555	1,441
Stock based compensation	11,273	5,325
Amortization of (discount) premium on marketable securities	(365)	155
Realized loss on sales of marketable securities	9	-
Gain on disposal of equipment	-	(19)
Changes in operating assets and liabilities:
Accounts receivable	(13,367)	(6,636)
Inventories	(375)	(3,823)
Prepaid expenses and other assets	(3,843)	(1,543)
Accounts payable	5,816	3,780
Accrued liabilities and other liabilities	752	(221)

Net cash provided by (used in) operating activities	11,166	(3,728)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(24,089)	(7,330)
Proceeds from sale of equipment	-	28
Purchase of RF group assets	(2,415)	-
Purchases of marketable securities	(196,358)	(180,254)
Proceeds from sale of marketable securities	133,762	140,329

Net cash used in investing activities	(89,100)	(47,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	(1,775)	(185)
Issuance of common stock	109,597	55,301

Net cash provided by financing activities	107,822	55,116

Net increase in cash and cash equivalents	29,888	4,161
Cash and cash equivalents at beginning of period	13,706	11,891

Cash and cash equivalents at end of period	$43,594	$16,052

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – SEPTEMBER 29, 2007

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

    As more fully discussed in footnote 3 below, the Company sold the majority of the operating assets of Telcom Devices Inc. (“Telcom”, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the periods presented.

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

    In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. As of January 1, 2007, the Company adopted FIN 48 which did not have a material impact on its consolidated financial statements.

    INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at September 29, 2007. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

    WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the nine months ended September 29, 2007 included $412 in actual charges and $382 in provisions resulting in the balance of $317 at September 29, 2007.  Warranty reserve movements in the nine months ended September 30, 2006 included $503 in actual charges and a $407 increase in the provision.

    DEPRECIATION

    During 2007, the Company began depreciating certain new wafer fabrication equipment over a seven year useful life.

2. PURCHASE OF ASSETS OF RF GROUP

    On September 5, 2007, the Company purchased certain assets and assumed certain related obligations of the radio frequency group of Fairchild Semiconductor (“RF group”) in exchange for cash of $2,415, inclusive of transaction costs of $115. The assets acquired were principally equipment used in researching and developing radio frequency semiconductor products for the broadband wireless communications markets. No products or manufacturing processes were included as part of the purchase. The RF group staff of 23 accepted employment with the Company.

    Included in the purchase were fixed assets with an estimated fair market value of $1,723, non-exclusive rights to certain intellectual property and assembled workforce valued at approximately $168 and $524, respectively. The fixed assets, intellectual property and assembled workforce costs will be amortized over their estimated useful lives of 3, 2 and 3 years, respectively.

3.  DISCONTINUED OPERATIONS

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

    Summarized operating results and loss on sale of discontinued operations in the three and nine months ended September 30, 2006 and through March 31, 2007 included with the nine months ended September 29, 2007 were as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$882	$559	$2,775

Operating loss	(225)	(479)	(743)
Interest income	5	4	12
Loss on sale of discontinued operations	-	(490)	-

Loss from discontinued operations	$(220)	$(965)	$(731)

    The assets and liabilities of Telcom as of September 29, 2007 are zero. Such amounts as of December 31, 2006 are reflected as discontinued operations and were:

December 31, 2006
Assets of discontinued operations
Accounts receivable	$604
Inventory	654
Other current and non-current assets	62
Fixed assets, net	109
Total	$1,429

Liabilities of discontinued operations	$252

4.         INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	September 29, 2007	December 31, 2006

Raw materials	$5,296	$5,370
Work in process	14,697	11,571
Finished goods	4,391	6,297
	24,384	23,238
Reserves	(4,308)	(3,537)

Total	$20,076	$19,701

5.      EARNINGS (LOSS) PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Weighted average common shares outstanding used to calculate basic earnings (loss) per share	57,505	45,237	54,114	43,202
Net effect of dilutive securities	3,143	-	3,289	-
Weighted average securities outstanding used to calculate diluted earnings (loss) per share	60,648	45,237	57,403	43,202

    Potential dilution arising from the remainder of the Company's outstanding stock options, unvested restricted shares or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Convertible notes	7,600	9,824	7,600	9,824
Stock options	434	5,044	1,732	5,044
Unvested restricted shares	-	2,600	10	2,600

6.    REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Broadband	$25,570	$20,507	$76,233	$52,922
Wireless	33,975	23,436	86,754	65,064

Total	$59,545	$43,943	$162,987	$117,986

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Asia	$40,946	$24,392	$110,549	$66,084
USA and Canada	16,213	16,467	45,310	42,753
Other	2,386	3,084	7,128	9,149

Total	$59,545	$43,943	$162,987	$117,986

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

8.  STOCK BASED COMPENSATION

    Effective January 1, 2006, the Company adopted the provisions of FASB Statement 123R “Share Based Payment” (“FAS 123R”) in accounting for share based payments to employees, having previously followed the provisions of Accounting Principles Board Number 25 “Accounting for Stock Issued to Employees”, as permitted by FAS 123 “Accounting for Stock Based Compensation”.  The Company adopted FAS 123R using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remained unvested as of January 1, 2006.

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

    The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Amortization of restricted stock awards	$2,742	$2,110	$9,050	$5,070
Amortization of ESP Plan	200	100	600	300
Amortization of stock option awards	615	18	1,668	86
Total stock based compensation	$3,557	$2,228	$11,318	$5,456

By Financial Statement line item
Cost of sales	$736	$466	$2,487	$1,140
Research and development expenses	1,446	877	4,338	2,142
Selling and administrative expenses	1,375	838	4,448	2,043
Loss from discontinued operations	-	47	45	131

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock awards are subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock awards are forfeited annually.  The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average price per share for restricted stock and for stock options during the period from January 1, 2006 to September 29, 2007 is presented in tabular form below:

	Restricted Shares		Stock Options
	Shares	Weighted average price per share	Issuable upon exercise	Weighted average exercise price

Grants outstanding at January 1, 2006	1,214	$2.72	5,944	$7.67
Granted	2,685	6.90	994	8.80
Shares vested/options exercised	(675)	2.68	(983)	3.85
Forfeited/expired	(86)	5.46	(286)	11.16
Balance at December 31, 2006	3,138	6.23	5,669	8.36
Granted	971	11.15	161	10.65
Shares vested/options exercised	(1,714)	5.76	(1,898)	5.62
Forfeited/expired	(168)	6.94	(204)	15.76
Balance at September 29, 2007	2,227	$8.71	3,728	$9.44

As of September 29, 2007
Unrecognized stock based compensation cost
Option plans	$4,529
Restricted stock	$12,635
Weighted average remaining recognition period
Option plans	2.1 years
Restricted stock	1.0 years

Stock options outstanding at September 29, 2007 are summarized as follows:

Range of exercise prices	Outstanding Options at September 29, 2007	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at September 29, 2007	Weighted average exercise price

$1.39 - $7.27	1,664	5.11	$5.55	1,643	$5.57
$7.65 - $8.84	989	9.08	$8.82	18	$7.66
$9.00 – 17.64	940	3.70	$13.70	837	$13.95
$17.75 - $53.48	135	1.82	$32.30	135	$32.30

Valuation Method for Stock Option Awards and ESP Plan

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the nine month periods ended September 29, 2007 and September 30, 2006 were:

	Nine months ended
	September 29, 2007	September 30, 2006

Stock option awards:
Risk-free interest rate	4.74%	4.31%
Expected volatility	0.71	0.94
Average expected term (in years)	4.75	3.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$6.44	$3.91

ESP Plan:
Risk-free interest rate	4.05%	4.91%
Expected volatility	0.54	0.69
Average expected term (in years)	1.00	1.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$2.85	$2.29

9. STOCKHOLDERS’ EQUITY

    In March, 2007, The Company completed an underwritten public offering of 8,625 shares of common stock, generating net proceeds to the Company of $98,955.In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock, generating net proceeds to the Company of $53,110.

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

    On September 5, 2007, we purchased certain assets and assumed certain related obligations of the radio frequency group of Fairchild Semiconductor (“RF group”) in exchange for approximately $2.4 million. The assets acquired were principally equipment used in researching and developing radio frequency semiconductor products for the broadband wireless communications markets. No products or manufacturing processes were included as part of the purchase. The RF group staff of 23 accepted employment with the Company.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1%	68.9%	66.0%	71.0%

Gross margin	33.9%	31.1%	34.0%	29.0%
Research and development expenses	21.0%	20.4%	20.5%	21.5%
Selling and administrative expenses	12.1%	14.0%	13.5%	14.5%

Operating income (loss)	0.8%	(3.3%)	-	(7.0%)
Interest income	3.9%	3.7%	3.5%	3.5%
Interest expense	(1.0%)	(2.9%)	(1.1%)	(3.3%)
Other income	0.3%	-	0.1%	-

Income (loss) from continuing operations	4.0%	(2.5%)	2.5%	(6.8%)
Loss from discontinued operations	-	(0.5%)	(0.6%)	(0.6%)

Net income (loss)	4.0%	(3.0%)	1.9%	(7.4%)

    NET SALES. Net sales increased 35.5% during the third quarter of 2007 to $59.5 million from $43.9 million in the third quarter of 2006. For the nine months ended September 29, 2007, net sales were $163.0 million, a 38.1% increase from net sales of $118.0 million for the nine months ended September 30, 2006.

    Sales of integrated circuits for broadband applications increased 24.7% during the third quarter of 2007 to $25.6 million from $20.5 million in the third quarter of 2006. For the nine months ended September 29, 2007, net sales of integrated circuits for broadband applications increased 44.0% to $76.2 million from $52.9 million for the nine months ended September 30, 2006. The increase in sales in the third quarter of 2007 was primarily due to an increased demand for WLAN products, approximating $4.1 million. The increase in sales in the nine months ended September 29, 2007 was primarily due to increased demand for both WLAN and infrastructure products, representing a combined revenue increase of $22.1 million.

    Sales of integrated circuits for wireless applications increased 45.0% during the third quarter of 2007 to $33.9 million from $23.4 million in the third quarter of 2006. For the nine months ended September 29, 2007, net sales of integrated circuits for wireless applications increased 33.3% to $86.8 million from $65.1 million for the nine months ended September 30, 2006. The increase in sales of integrated circuits for wireless applications in the third quarter of 2007 was primarily due to increased demand for our 3G (EDGE, WEDGE, CDMA2000 1X applications and WCDMA) PAs where revenue rose by $9.9 million. The increase in sales for wireless applications in the nine months ended September 29, 2007 was primarily due to increased demand for our 3G (EDGE, WEDGE, CDMA2000 1X applications and WCDMA) PAs where revenue rose by $30.9 million, which was partly offset by a decrease of $9.2 million in GSM revenues due principally to decreased volumes.

    Geographically, net sales in Asia increased 67.9% during the third quarter of 2007 to $40.9 million from $24.4 million in the third quarter of 2006. For the nine months ended September 29, 2007, net sales in Asia increased 67.3% to $110.5 million from $66.1 million for the nine months ended September 30, 2006.  The increases in the three and nine month periods were primarily driven by the increased demand for WLAN and 3G products.

    GROSS MARGIN. Gross margin during the third quarter of 2007 increased to 33.9% of net sales from 31.1% of net sales in the third quarter of 2006. For the nine months ended September 29, 2007, gross margin increased to 34.0% from 29.0% for the nine months ended September 30, 2006.  The increases in gross margin in the three and nine months were primarily due to increased sales and production volumes with the consequent absorption of fixed costs.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 39.2% during the third quarter of 2007 to $12.5 million from $9.0 million during the third quarter of 2006. Company sponsored research and development expenses for the nine month period ended September 29, 2007 increased 31.4% to $33.3 million from $25.3 million during the nine month period ended September 30, 2006. The increases in the three and nine month periods ended September 29, 2007 were primarily due to increased staff costs supporting new product development, inclusive of increased stock based compensation of $0.6 million and $2.2 million, respectively. Both the three and nine month periods ended September 29, 2007 included costs of $0.6 million associated with the new RF group purchased in September 2007.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 17.6% to $7.2 million during the third quarter of 2007 from $6.1 million during the third quarter of 2006. Selling and administrative expenses increased 29.2% to $22.1 million from $17.1 million during the nine month period ended September 30, 2006. The increases in the three and nine month periods ended September 29, 2007 were primarily driven by increased staff costs, inclusive of increases in stock based compensation of $0.5 million and $2.4 million, respectively.

    INTEREST INCOME. Interest income increased 42.3% to $2.3 million during the third quarter of 2007 from $1.6 million during the third quarter of 2006. For the nine months ended September 29, 2007, interest income increased 41.8% from to $5.8 million from $4.1 million in the nine month period ended September 30, 2006. The increases were primarily due to higher average funds invested as a result of our underwritten public offering of 8.6 million shares of common stock in March of 2007 (the “March 2007 Offering”) and higher interest rates.

    INTEREST EXPENSE.  Interest expense decreased 53.9% to $0.6 million during the third quarter of 2007 as compared to $1.3 million during the third quarter of 2006. For the nine months ended September 29, 2007, interest expense decreased 51.5% to $1.9 million from $3.9 million in the nine month period ended September 30, 2006. The decreases related to the repayment of the $46.7 million outstanding balance of our 5% Convertible Senior Notes in November of 2006.

    LOSS FROM DISCONTINUED OPERATIONS. Loss on discontinued operations in the third quarter of 2007 was zero compared to $0.2 million in the third quarter of 2006. For the nine months ended September 29, 2007 the loss on discontinued operations increased 32.0% to $1.0 million as compared to $0.7 million during the nine months ended September 30, 2006. The loss on discontinued operations in 2007 included a $0.5 million loss on the sale of Telcom recognized in the first quarter of 2007 in addition to the operating loss for the business.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 29, 2007, we had $43.6 million in cash and cash equivalents and $132.8 million in marketable securities.  Included in these amounts are proceeds we received from completion of an underwritten public offering of an aggregate of 8.6 million shares of common stock in our March 2007 Offering, which raised $99.0 million, net of underwriting discounts and commissions and related offering expenses. As of September 29, 2007, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities provided $11.2 million in cash during the nine month period ended September 29, 2007, primarily as a result of our improved operating results and non-cash expenses.  Investing activities, consisting principally of net purchases of marketable securities of $62.6 million, purchases of fixed assets of $24.1 million, and the purchase of the assets of the RF group of $2.4 million, used $89.1 million of cash during the nine month period ended September 29, 2007.  Financing activities provided $107.8 million, and consisted primarily of proceeds received from the March 2007 Offering and stock option exercises.

    As of September 29, 2007, we had unconditional purchase obligations of approximately $24.0 million of which $22.6 million relates to capital equipment purchase requirements primarily over the next six to nine months to increase the installed equipment capacity of the Company's manufacturing operations in response to anticipated increases in customer demand for the Company's products. The Company has an Investment Contract with the Kunshan (China) New and Hi-Tech Industrial Development Zone to jointly construct a wafer fabrication facility, and anticipates capital expenditures of approximately $10 – 15 million during the next 15 months.

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

    In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. As of January 1, 2007, we adopted FIN 48, which did not have a material impact on our consolidated financial statements. Upon adoption of FIN 48, we had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at September 29, 2007. Our U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

Dated: November 8, 2007