Form 10-K
period 2007-02-28
ANADIGICS INC
filed 2008-02-29
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

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
Large accelerated filer /X/ Accelerated filer / / Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $799 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 15, 2008 was 62,573,762 (excluding 113,761 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2008 annual meeting of shareholders (Part III).

PART I

ITEM 1. BUSINESS.

Overview

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets.  Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  We believe that we are uniquely positioned to capitalize on the rapidly-growing voice, data and video segments of the broadband wireless and wireline communications markets.  We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (HSPA, inclusive of downlink and uplink) and Evolution Data Optimized (EVDO) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) inclusive of WiBRO systems, Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.

    Our business strategy focuses on developing RF front end solutions and partnering with industry-leading wireless chipset providers to incorporate our solutions into their reference designs.  Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.  We have established longstanding relationships with several of the industry-leading chipset suppliers and tier-one customers.  For example, our relationships with Qualcomm Incorporated (Qualcomm), Intel Corporation (Intel), Cisco Systems Inc (Cisco) and Motorola, Inc. (Motorola) have enabled us to develop RF products used in 3G, 3.5G, 4G WiMAX, WiFi and CATV products and to be the primary supplier with respect to such partners and customers.  Other leading chipset suppliers and tier-one customers with whom we are engaged include Beceem Communications, Inc (Beceem), Broadcom Corp. (Broadcom), High Tech Computer Corp. (HTC), Huawei Technologies Co., Ltd. (Huawei), KYOCERA Corporation (Kyocera), LG Electronics Inc. (LG Electronics), Marvell Technology Group Ltd. (Marvell), Murata Manufacturing Co., Ltd. (Murata), Novatel Wireless, Inc. (Novatel), NXP B.V. (NXP), Palm, Inc. (Palm), Research In Motion Limited (RIM), Samsung Electronics Co., Ltd. (Samsung), Sierra Wireless, Inc. (Sierra Wireless), Texas Instruments Incorporated (Texas Instruments) and ZTE Corporation (ZTE).

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Current Trends and Developments

    We believe our business is benefiting from three key factors: (1) high growth in the markets for 3G, 3.5G, 4G WiMAX, WiFi and CATV products, (2) an increased dollar content of our solutions within the products in these end markets, and (3) greater financial leverage in our business model derived from increased utilization of our production capacity and our high-margin product mix.  We believe that the combination of these three factors has enabled us to outpace the overall end product unit growth in the broadband wireless and wireline communications markets.  For example, additional PAs with higher performance levels and integration are required in 3G and 3.5G wireless handsets as compared to prior standards.  The complexity of 3G, 3.5G and 4G designs coupled with our selection in several leading reference designs allows us to capitalize on the growth in the 3G, 3.5G and 4G markets. In the WiFi market, our business is benefiting from both the continued unit growth in the overall WiFi market as well as the growing adoption of the 802.11 a/b/g standards and the 802.11 n MIMO standard, which commonly use multiple PAs with each chipset.  We are experiencing growth in our CATV set-top box business, comprised of semiconductor tuners and active splitters, as a result of the increasing popularity of cable set-top boxes that incorporate enhanced functionality such as digital video recorders (DVRs) and high definition television (HDTV) reception.  In addition, we believe that a new generation of cable modems based on the Data Over Cable Service Interface Specification 3.0 (DOCSIS-3.0) standard will increase the addressable market for our semiconductor tuners and upstream amplifiers.  We believe our infrastructure business will continue to benefit from the adoption of 1 GHz CATV products from Cisco, driven by system upgrades from the existing 870 MHz standard in the U.S., from increased demand in the European and Chinese markets for such CATV products, and from optical network amplifiers used in FTTP systems such as Verizon Communication Inc.’s (Verizon) FiOS.

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

    Our primary fabrication facility (fab), a state-of-the-art six-inch diameter Gallium Arsenide (GaAs) fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  The increased utilization of our fab’s manufacturing capacity has increased our gross margins, which has provided us with improved financial leverage.  We are actively exploring future sources of additional manufacturing capacity including the construction of a manufacturing facility in China, as well as pursuing relationships with foundries.  Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated.  Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors.

    On April 2, 2007, the Company sold the majority of the operating assets of Telcom Devices Inc. (Telcom, a wholly-owned subsidiary of the Company) to GTRAN Camarillo, Inc. in exchange for $500 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cash flow of Telcom have been classified as  discontinued operations  in the accompanying financial statements for all periods presented.

    In early 2007, the Company signed an agreement with the Kunshan New and Hi-Tech Industrial Development Zone (KSND) in China to jointly construct a wafer fabrication facility. The agreement requires the Company to invest approximately $50 million over a ten-year period, inclusive of $16.7 million due by January 31, 2010.

    On September 5, 2007, the Company purchased certain assets and assumed certain related obligations of the radio frequency group (RF group) of Fairchild Semiconductor. In addition, the Company hired 23 employees of the RF group’s staff.

Industry Background

Wireless 3G Market

    Growth in the unit shipments of wireless handsets that use the 2.5G EDGE and 3G standards is expected to significantly outpace the growth in the overall number of wireless handset unit shipments in the next several years.  According to Allied Business Intelligence (ABI), the number of wireless handsets manufactured to these new technological standards is expected to grow from 431.5 million units shipped in 2006 to 944.5 million units by 2010, representing a 21.7 %compound annual growth rate, as compared to the overall number of wireless handsets manufactured , which is expected to grow from 992.2 million units in 2006 to 1,466.8 million units in 2010, representing a compound annual growth rate of 10.3% during the same period. As a qualified PA supplier on several leading Qualcomm reference designs for the HSPA and the EVDO standards, we believe we are well positioned to benefit from the transition to 3G and 3.5G.

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

    The wireless capabilities of wireless handsets are provided primarily by a semiconductor chipset.  The key components of a wireless chipset are typically a PA, transceiver and baseband.  The PA boosts the transmit signal, thereby providing the necessary range and data throughput.  As additional features and functionality are incorporated into wireless handsets to leverage the 3G and 3.5G broadband networks that enable streaming voice, data and video services, increasing demands are placed on the wireless handset battery, thereby reducing battery life.  The high-performance PA is a critical component in the chipset as it directly impacts battery life and, consequently, available talk time.  We believe our differentiated InGaP-plus process and design technologies such as HELP provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time.  The adoption of 3G and 3.5G networks with HSPA standards for voice and multimedia is a positive catalyst for our 3G and 3.5G products.  3G and 3.5G networks not only enable data and multimedia applications, but also provide for a lower cost per subscriber, and as a result are being quickly adopted by network service providers.

    In addition to wireless handsets and data cards, 3G and 3.5G capabilities are also increasingly being embedded within notebook computers produced by companies such as Dell Inc. and Hewlett Packard, Inc.  We are a leading participant in this market through the use of our technologies in the reference designs of Novatel, Option N.V., Sierra Wireless and other providers in this growing market.

4G WiMAX Market

    The 4G WiMAX standard has gained momentum, as Clearwire Corporation and Sprint Nextel Corp. have committed to launch mobile WiMAX systems in the U.S. and a number of chipset developers and equipment manufacturers, including Beceem Communications, Sequans Communications, Intel, Samsung and Motorola, have engaged in product development to support these systems.  According to IDC, worldwide shipments of semiconductor chipsets for WiMAX products will grow from 2.5 million in 2007 to almost 41 million in 2010, representing a 152% compounded annual growth rate over that period of time.  We currently ship WiMAX PAs for point-to-point connectivity to customers such as Airspan Network, Inc. and Alvarion, Ltd., based on Beceem and Intel reference designs, as well as WiBRO (a WiMAX standard) PAs for mobile solutions to Samsung.  We believe that our relationships with these and other leading WiMAX equipment and chipset vendors, including those listed above, have positioned us to be one of the market-leading providers of PAs in the point-to-point and mobile WiMAX markets.

Wireless Fidelity (WiFi)

    As with wireless handsets, the wireless capabilities of WiFi, or wireless LAN (WLAN), networking products are provided primarily by a semiconductor chipset.  A WiFi chipset typically contains a PA, radio transceiver and a digital media access controller.  The PA boosts the transmit signal, thereby improving the range and data throughput.  Traditionally, either a single-band or multi-band PA supported each WiFi chipset depending on the complexity of the system.  In 2007, WiFi products for mobile computing expanded into MIMO architectures which had two major impacts on the power amplifier space:  (i) For every WiFi chipset in a MIMO system, as many as three single or multi-band power amplifiers are required and (ii) with the increase in functionality combined with requirements for smaller product size, it has become more common for power amplifiers to be embedded in front end modules (FEM) and front end integrated circuits (FEIC).

    With the 802.11n Draft 2.0 approval in March 2007, the expansion of WiFi products into the MIMO realm was strong throughout 2007 and looks to continue through 2008.  MIMO technology offers substantial growth opportunities in the WiFi.  With two or three multi-band power amplifiers required for each MIMO-enabled notebook computer, the growth rate of power amplifier demand now outpaces the WiFi chipset by two to three times.  The worldwide unit shipments of multi-band power amplifiers as stand alone devices or embedded in FEMs for 802.11n systems are expected to have a 97.9% compound annual growth rate from 2007 to 2010 according to Strategy Analytics.  We offer a strong portfolio of differentiated products in this high-growth market.  For example, we are currently the primary supplier to Intel, the leading manufacturer of WiFi chipsets for the notebook computer market, and expect to benefit from both the unit growth and increased PA content in dual-band 802.11n MIMO WiFi systems.

    Not only are WiFi attach rates in notebook computers increasing to record numbers, but WiFi functionality is now being embedded in other consumer electronic devices such as cameras, printers, audio devices, mobile phones and gaming consoles.  We are currently designed into a variety of wireless access points, and printers along side WiFi chipsets from Broadcom and have two market-leading FEIC products that are used along side WiFi chipsets from Marvell in industry-leading smart phone applications. We will continue to actively engage in discussions to be included in the next-generation reference designs of these and other leading WiFi chipset providers for all applications.

Cable Set-Top Box and Cable Modem Markets

    The markets for CATV set-top boxes and cable modems are being shaped by several key trends.  Set-top boxes are incorporating advanced functionality, to leverage the convergence of voice, data and video services over the broadband network, such as DVR, HDTV, wireless internet access, interactive services, home networking and gaming.  These new features are driving demand for both new and replacement set-top boxes.   As a long-term supplier to Cisco and Motorola, we believe that we are well positioned to benefit from these trends.  We also believe that the rollouts of DTV in China and parts of Europe, and Verizon’s FiOS in the U.S., are contributing to sustained demand for digital set-top boxes.

    We also believe that as the cable modem market transitions to the new DOCSIS 3.0 standard it will provide an additional opportunity for our semiconductor tuners and upstream amplifiers.  In-Stat predicts that worldwide shipments of DOCSIS 3.0 certified cable modems will increase from 1.8 million units in 2008 to over 16 million units in 2010, representing a 200% compounded annual growth rate over that period of time.  The DOCSIS 3.0 standard uses multiple channels simultaneously to provide wider bandwidth and higher data throughput, and we believe that we are well positioned with new products to support this market opportunity.

CATV Infrastructure and FTTP

    We are a leading supplier of 12V and 24V line amplifier radio frequency integrated circuit (RFIC) amplifiers and drop amplifiers to the CATV infrastructure market.  This market is experiencing growth globally as a result of increasing CATV infrastructure bandwidth requirements, the need of cable service providers to offer converged voice, data and video services over their broadband networks, and the increased deployment of CATV fiber nodes.  We are participating in the upgrade in infrastructure bandwidth to 1 GHz through our collaboration with Cisco, and as a result of the rollout of digital cable in China and parts of Europe.  Historically, we have enjoyed long product life cycles in these markets.  Additionally, we are providing optical network RF amplifiers in the FTTP market for use in systems such as Verizon’s FiOS, for which deployments continue throughout the U.S.

Our Strategy

    Our objective is to be the leading supplier of RF semiconductor solutions to enable broadband delivery in the wireless and wireline communications markets.  The key elements of our strategy include:

•
Pursue growth opportunities in selected broadband wireless and wireline markets.  We believe that the technologies we have developed are most suited for providing semiconductor solutions for the broadband wireless and wireline communications markets.  We also believe that the growing convergence of voice, data and video services has created opportunities for further implementation of our solutions.  We intend to focus on these opportunities by continuing to develop solutions for (1) 3G, 3.5G, WEDGE, HSPA and WiMAX and other 4G standards, (2) WiFi 802.11 a/b/g and 802.11 n, and (3) CATV DVR set-top boxes, DOCSIS-3.0 cable modems and CATV and FTTP infrastructure amplifiers.

•
Focus on gross margin expansion.  We seek to increase our gross margins and profitability by focusing on those products and markets where we currently enjoy a leading market position and have strong technological leadership.  We intend to focus on supplying products in the following markets for this purpose:  (1) 3G, 3.5G, WEDGE, HSPA and WiMAX and other 4G standards, (2) WiFi 802.11 a/b/g and 802.11 n, and (3) CATV DVR set-top box, DOCSIS-3.0 cable modems and CATV and FTTP infrastructure amplifiers.

•
Expand existing relationships with industry leaders.  Because only a few wireless chipset providers lead the wireless handset market, selection in these companies’ reference designs is critical to driving component sales to wireless handset manufacturers.  We have been selected in reference designs at Broadcom, NXP and Qualcomm, three of the leading advanced generation chipset providers, and by leaders in the cable modem and WiMAX/WiBRO market, such as Texas Instruments and Intel and Samsung. We believe that expanding our relationships with these companies will continue to contribute to future growth and market share gains.

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

•
Expand business in Asia.  We believe that sales to wireless OEMs and ODMs in Asian markets represent a significant growth opportunity for our business.  These manufacturers represent global tier-one suppliers such as LG Electronics and Samsung, ODMs and leading Asian wireless manufacturers such as HTC, Huawei and ZTE.  Not only do these manufacturers export their products to North America, South America and Europe, but they also use our products in their growing domestic markets.  Asian handset manufacturers tend to more closely follow the reference designs of leading wireless chipset providers.  As a result, we intend to leverage our selection in the reference designs of Broadcom, NXP and Qualcomm to further penetrate the growing Asian market.

•
Leverage our RF design, differentiated leading-edge technology and manufacturing capabilities.  We intend to use our RF design and manufacturing capabilities to continue to develop products with high performance, power efficiency and reliability, while reducing their size, weight and cost.  We expect to continue to apply our patented InGaP-plus technology to achieve a high level of integration in our products and reduce our costs of production.  In addition, we will focus on increasing the capacity of our six-inch wafer fab, which allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors.

Products

    We classify our revenues based upon the end application of the product in which our integrated circuits are used.  For the years ended December 31, 2005, 2006 and 2007, wireless accounted for approximately 51%, 55% and 56%, respectively, of our total net sales, while broadband accounted for approximately 49%, 45% and 44%, respectively, of our total net sales.

Wireless

    Our Wireless product line includes power amplifier modules for CDMA/EVDO, GSM/EDGE, WCDMA, HSPA and other wireless technologies for mobile handsets and PC datacards. The following table sets forth information regarding our principal products in the wireless mobile handset and datacard market:

Product	Application
Handset and Datacard Products	Many handset and datacard platforms require more than one Power Amplifier to enable roaming and multiband operation.
Power Amplifier (PA)	Used in RF transmit chain of wireless handset, PC datacard or embedded module to amplify uplink signal to base station.
Single-band PA Module	Frequency-optimized InGaP PA used in CDMA, WCDMA, and HSPA equipment to enable operation in one band.
Multi-band PA Modules (Dual, quad, penta)	Multiple InGaP PA’s and other components in a single package. Used in multiple technologies to enable operation in multiple bands or function in multi-mode platforms.
HELP™ PA Module (multiple versions)	ANADIGICS proprietary High Efficiency at Low Power PA design reduces average PA power consumption by 50-75% in CDMA, W-CDMA, and HSPA equipment.
ZeroIC™ PA Module	Unique InGaP PA design for specific Qualcomm CDMA platforms includes switched RF path with zero current consumption to conserve battery life at lower power levels.
Front End Module	Includes one or more InGaP PA’s with other RF components such couplers, transmit filters, duplexers and antenna switches in a single package for simplified RF designs.

Broadband

    Our Broadband product line encompasses video and data telecommunications systems, primarily consisting of CATV, WiFi, WiMAX and FTTP applications.

The following table outlines our principal CATV products and their applications:

Product	Application
CATV Set-Top Box and Cable Modem Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.
Upstream Amplifiers	Used to amplify and control the level of signals in the return path.

Product	Application
CATV Infrastructure Products
Line Amplifiers	Used to distribute RF signals from headends to subscribers.
Drop Amplifiers	Used to amplify RF signals at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for FTTP and FiOS.

The following table sets forth information regarding our principal products in the WiFi market:

Product	Application
WiFi Products
2.4 GHz (802.11 b/g) PAs and Front-End ICs	Used in wireless network interface cards (NIC), embedded notebook computers (mini-PCI) and access point (AP) applications to boost the transmit signal for increased range and data throughput.
5 GHz (802.11 a) PAs	Used in wireless rich-media applications, such as streaming audio/video, to boost the transmit signal for increased range and data throughput.
Dual Band (802.11 a/b/g) PAs and Front-End ICs	Used in wireless network systems that require seamless transition between frequencies to mitigate interference and congestion.
MIMO (802.11 n) PAs	Used in multimedia applications for higher data throughput and greater WiFi coverage.

The following table sets forth information regarding our principal products in the WiMAX market:

Product	Application
WiMAX Products
Mobile WiMAX PAs	PA modules used for mobility applications.
Fixed Point WiMAX PAs	PA modules used for point-to-point CPE applications.

Marketing, Sales, Distribution and Customer Support

    We primarily sell our products to our direct customers worldwide and have developed close working relationships with leading companies in the broadband wireless and wireline communications markets.  Additionally, we selectively use independent manufacturers’ representatives and distributors to complement our direct sales and customer support efforts.  In certain geographies such as Asia, we increasingly use value-added distributors such as Richardson Electronics Ltd. (Richardson Electronics), Long Trump Co, Ltd., Takachiho Koheki Co., Ltd. and World Peace Group, one of the largest distribution companies in Asia.  Many of our customers are serviced through Richardson Electronics in the United States, Europe and Korea, while World Peace Group and Long Trump primarily focus on China and Taiwan.  Additionally, Takachiho serves our Japanese customers.  Our relationships with our distributors enable them to maintain local practices regarding inventories and payment terms while supporting our growth in Asia.  Working with distributors like World Peace Group, who had a vast sales network, provides us access to tier-one customers in Asia.  We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

    We believe that the technical nature of our products and markets demands an extraordinary commitment to building and maintaining close relationships with our customers.  Our sales and marketing staff, which is assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis.  Our design and applications engineering staff actively communicate with customers during all phases of design and production.  We have highly specialized field application engineering teams near our customers in Korea, Taiwan and China, as well as a system application team in Denmark, which is located near key European handset OEM’s and chipset providers.  We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

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

    Manufacturing

    We fabricate substantially all of our ICs in our six-inch diameter GaAs wafer fab in Warren, New Jersey. The Warren fab was first certified as ISO 9001 compliant in December 1993.  Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard.  In 2004, we also received ISO 14001 certification.

    As part of our business plans, we are actively exploring future sources of additional manufacturing capacity including construction of a facility in China, as well as pursuing relationships with foundries.

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

    Final Test

    After assembly, packaged ICs are tested prior to shipment to our customers.  We outsource most of our production RF testing operations, which are performed near our module assembly contractors in Asia.  This adds considerable efficiencies to the device manufacturing process in reducing product cycle times and manufacturing costs and supports our initiative to reduce manufacturing costs.

Raw Materials

    GaAs wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our ICs are available from a limited number of sources.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Research and Development

    We have made significant investments in our proprietary processes, including product design and wafer fabrication, which we believe gives us a competitive advantage.  Research and development expenses were $29.3 million, $35.1 million and $46.5 million in 2005, 2006 and 2007, respectively. We continue to focus our research and development on PAs and front end modules for EDGE, CDMA, EVDO, W-CDMA, HSPA in the wireless handset and infrastructure markets, and on semiconductor tuners, active splitters, WiFi Pas and Front-End ICs, WiMAX PAs, CATV infrastructure amplifiers and FTTP amplifiers in the broadband market.

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

    Additionally, several silicon CMOS components were developed to support our PA module and other products.  We do not intend to manufacture this technology in-house, as we believe there will be adequate external foundry capacity available.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Customers

    Sales to Intel and Samsung accounted for 22% and 13%, respectively, of total net sales during 2007.  Sales to Huawei, Cisco, World Peace Group and LG each accounted for 10% of total net sales for the same period.  No other customer accounted for 10% or more of total net sales during 2007.  See “Risk Factors—We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue.”

Employees

    As of December 31, 2007, we had 625 employees, including 8 employees in Denmark, 7 of whom were members of the Danish Engineering Union.  We believe our labor relations to be good and we have never experienced a work stoppage.

Competition

    We compete with U.S. and international semiconductor and integrated circuit manufacturers of all sizes.  Our key competitors are Avago Technologies Limited, Microtune,Inc., RF Micro Devices, Inc. (RFMD), SiGe Semiconductor, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc. (Triquint).

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

Patents, Licenses and Proprietary Rights

    It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs.  We own 59 U.S. patents and have 15 pending U.S. patent applications.  The U.S. patents were issued between 1991 and 2007 and will expire between 2010 and 2025.

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

Risks Related to ANADIGICS

Our customers’ demand has outpaced our current manufacturing capacity.  In the event that we are unable to satisfy demand from any one of our customers or our customers in the aggregate, we may not be viewed as a dependable high volume supplier and our customers may source their demand elsewhere.

    The Company has had significant growth in revenues over the past two years whereby demand has exceeded our available capacity.   While the Company has made capital investments to expand equipment capacity in its primary fab in Warren, NJ and is constructing a facility in China and pursuing foundry relationships, we may not be able to add capacity at a sustainable pace with the growth of the market or with the growth of our customer’s. In the event we continue to be unable to meet our customers’ demand, we may be considered an undependable supplier and our customers may seek alternate suppliers.  If our customers seek alternate suppliers, our operating results could be adversely affected, as we may be unable to find alternative sources of revenue.

We have experienced losses in the past, and may experience losses in the future.

    We have incurred substantial operating and net losses in the past.    While we had positive operating results during calendar year 2007, we may experience future losses as a result of downturns in the economy or as a result of market factors beyond our control.  Additionally, we compete in an industry with limited visibility into customer’s forecasts beyond just a few quarters.   If economic conditions worsen or there is an abrupt change in our customer’s business or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenue.

    We receive a significant portion of our revenues from a few significant customers and their subcontractors.  Sales to Intel and Samsung accounted for 22% and 13%, respectively, of total net sales during 2007.  Sales to Huawei, Cisco, World Peace Group and LG each accounted for 10% of total net sales for the same period.  Sales to our greater than 10% customers have exceeded 35% of total net sales in each of the last three fiscal years, and in 2007 accounted for 75% of total net sales.  Our financial condition and results of operations have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements.  If we were to lose any of our major customers, or if sales to these customers were to decrease materially, our financial condition and results of operations could be materially and adversely affected.

Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.

    We do not manufacture any of the starting wafers, packaging or passive components used in the production of our gallium arsenide integrated circuits.  Wafers, packaging and passive components are available from a limited number of sources. To the extent that we are unable to obtain these wafers, packaging or passive components in the required quantities, as has occurred from time to time in the past, we could experience delays or reductions in product shipments, which could materially and adversely affect our financial condition and results of operations.

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

We do not assemble or test all of our integrated circuits or multi-chip modules.  Instead, we provide the integrated circuit die and, in some cases, packaging and other components to assembly and test vendors located primarily in Asia.  We are dependent upon a few foreign semiconductor assembly and test subcontractors.  If we are unable to obtain sufficient high quality and timely assembly or test service, if we experience delays in transferring our production between assembly or test locations or if means of transportation to these locations are interrupted, we would experience delays or reductions in product shipment, and/or reduced product yields, which could materially and adversely affect our financial condition and results of operations.

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

    The markets for our products are characterized by rapid changes in both product and process technologies based on the continuous demand for product enhancements, higher levels of integration, decreased size and reduced power consumption.  Because the continuous evolution of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for our products, we believe that our future success will depend, in part, upon our ability to continue to improve the efficiency of our products and process technologies and rapidly develop new products and process technologies.  The successful development of our products is highly complex and depends on numerous factors, including our ability to anticipate customer and market requirements and changes in technology and industry standards, our ability to differentiate our products from offerings of our competitors, and our ability to protect, develop or otherwise obtain adequate intellectual property for our new products.  If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economically acceptable alternative technology, our financial condition and results of operations could be materially and adversely affected.  This implementation may require us to modify the manufacturing process for our products, design new products to more stringent standards, and redesign some existing products, which may prove difficult for us and result in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful.

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

Our products may experience significant declines in unit prices.

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

Our marketable securities’ liquidity and valuation could be affected by disruption in financial markets.

    We maintain significant investments in financial instruments including corporate debt obligations, auction rate securities and government-related obligations, which included $37.5 million carrying value of auction rate securities at December 31, 2007. These investments and their availability as liquid investments are supported by actively trading financial markets. Financial markets can temporarily or permanently have an imbalance of buyers and sellers that can impact valuations and liquidity. Auction rate markets were imbalanced in late 2007 and early 2008 and may continue to be imbalanced. Such imbalances could negatively impact the fair value of our investments, requiring a charge against income as occurred in 2007, our access to cash and the liquidity of our marketable securities. We can not assure you that our marketable securities could be sold for their carrying value or in our required time frame to support our intermediate term cashflow and liquidity needs.

We face a risk that capital needed for our business will not be available when we need it.

    In the future, we may need to access sources of financing to fund our growth.  Taking into consideration our cash balance as of December 31, 2007, including marketable securities, of $176.8 million, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, working capital requirements, interest payment obligations under our $38.0 million in outstanding convertible senior unsecured notes due October 2009 and other financing requirements for at least the next twelve months.

    However, there is no assurance that the capital required to fund these expenditures will be available in the future.  Conditions existing in the U.S. capital markets, as well as the then current condition of our company, will affect our ability to raise capital, as well as the terms of any financing.  We may not be able to raise enough capital to meet our capital needs on a timely basis or at all.  Failure to obtain capital when required could have a material adverse affect on us.

    In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital.  We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

Our success depends on our ability to attract and retain qualified personnel.

    A small number of key executive officers manage our business.  Their departure could have a material adverse effect on our operations.  We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified manufacturing personnel, technical sales and marketing personnel, design and application engineers, as well as senior management.  We believe that there is, and will continue to be, intense competition for qualified personnel in the semiconductor industry as the emerging broadband wireless and wireline communications markets develop, and we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining highly qualified manufacturing personnel, technical sales and marketing personnel, design and application engineers, as well as senior management.  The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material effect on our ability to operate our business. We do not presently maintain key-man life insurance for any of our key executive officers.

We are subject to risks due to our international customer base and our subcontracting operations.

    Sales to customers located outside the United States and Canada (based on shipping addresses and not on the locations of ultimate end users) accounted for 63%, 62% and 71% of our net sales for the years ended December 31, 2005, 2006 and 2007, respectively.  We expect that international sales will continue to represent a significant portion of our net sales.  In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of gallium arsenide integrated circuits, and assemble and test nearly all of our products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2. PROPERTIES.

    Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, located within the industrial complex. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty-year lease expiring on December 31, 2016.  We occupy another 37,500 square feet of office space in a nearby building under a three-year lease expiring on October 31, 2010.

    We also lease approximately 39,200 square feet in aggregate of office space in the following locations: Atlanta, Georgia; Tyngsboro, Massachusetts; Richardson, Texas; Taipei, Taiwan; Aalborg, Denmark; China; and South Korea under lease agreements with remaining terms ranging from four to twenty five months that can be extended, at our option.

ITEM 3. LEGAL PROCEEDINGS.

    We are a party to ordinary course litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

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

	High	Low
Calendar 2007
Fourth Quarter	$19.53	$9.83
Third Quarter	18.60	12.80
Second Quarter	14.36	10.31
First Quarter	13.71	8.39

Calendar 2006
Fourth Quarter	$10.38	$6.80
Third Quarter	8.60	5.03
Second Quarter	9.26	6.08
First Quarter	8.24	5.35

    As of December 31, 2007, there were 61,094,040 shares of Common Stock outstanding (excluding Treasury) and 710 holders of record of the Common Stock.

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

    See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006, and 2007 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 have been derived from our audited financial statements as adjusted for discontinued operations that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2003	2004	2005	2006	2007
RESULTS OF OPERATIONS
Net sales	$71,782	$86,904	$103,871	$166,442	$230,556
Gross profit	2,831	13,246	21,736	50,231	78,788
Operating (loss) income from continuing operations	(50,149)	(41,352)	(27,950)	(8,483)	2,078
(Loss) income before income taxes	(50,585)	(42,614)	(30,466)	(7,870)	6,916
Net (loss) income from continuing operations	(50,203)	(42,614)	(30,466)	(7,870)	6,916

(Loss) earnings per share from continuing operations:
Basic	$(1.63)	$(1.32)	$(0.90)	$(0.18)	$0.13
Diluted	$(1.63)	$(1.32)	$(0.90)	$(0.18)	$0.12

BALANCE SHEET DATA:
Total cash and marketable securities	$121,630	$104,051	$86,357	$83,482	$176,812
Total assets	207,898	185,895	168,273	182,602	333,461
Total capital lease obligations	90	18	2,032	1,775	-
Long-term debt, including current portion	66,700	84,700	84,700	38,000	38,000
Total stockholders’ equity	121,046	84,615	58,135	115,760	250,106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets.  Our products include power amplifiers, tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency and front end modules.  We believe that we are uniquely positioned to capitalize on the rapidly-growing voice, data and video segments of the broadband wireless and wireline communications markets.  We offer 3G products that use the W-CDMA, EDGE and WEDGE standards, 3.5G products that use HSPA and EVDO standards, 4G products for WIMAX systems, WiFi products that use the 802.11 a/b/g and 802.11 n MIMO standards, CATV cable modem and set-top box products, CATV infrastructure products and FTTP products.

    Our business strategy focuses on developing RF front end solutions and partnering with industry-leading wireless chipset providers to incorporate our solutions into their reference designs.  Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.  We have established longstanding relationships with several of the industry-leading chipset suppliers and tier-one customers.  For example, our relationships with Qualcomm, Intel, Cisco and Motorola have enabled us to develop RF products used in 3G, 3.5G, 4G WiMAX, WiFi and CATV products and to be the primary supplier with respect to such partners and customers.  Other leading chipset suppliers and tier-one customers with whom we are engaged include Beceem, Broadcom, HTC, Huawei, Kyocera, LG Electronics, Marvell, Murata, Novatel, NXP, Palm, RIM, Samsung, Sierra Wireless, Texas Instruments and ZTE.

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

    Our primary fab, a state-of-the-art six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  The increased utilization of our fab’s manufacturing capacity has increased our gross margins, which has provided us with greater financial leverage.  We are actively exploring future sources of additional manufacturing capacity including the construction of a manufacturing facility in China, as well as pursuing relationships with foundries.  Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated.  Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors.

    We experienced net sales growth of approximately 20%, 60% and 39% during 2005, 2006 and 2007, respectively, as our Broadband and Wireless businesses benefited from unit growth, a better pricing environment and acceptance of new product developments with increased RF content and functionality. The sales growth and leverage of our fixed manufacturing expense base, led to gross margin increases and resulted in current year profitability.

    On April 2, 2007, we sold the majority of the operating assets of Telcom Devices Inc. (Telcom, a wholly-owned subsidiary of the Company) to GTRAN Camarillo, Inc. in exchange for $500 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for all periods presented.  On September 5, 2007, we purchased certain assets and assumed certain related obligations of the radio frequency group of Fairchild Semiconductor (RF group). The RF group staff of 23 accepted employment with the Company. In early 2007, we signed an agreement with KSND in China to jointly construct a wafer fabrication facility.

    We believe our markets are, and will continue to remain, competitive, which could result in continued quarterly volatility in our net sales. This competition has resulted in, and is expected over the long-term to continue to result in competitive or declining average selling prices for our products and increased challenges in maintaining or increasing market share.

    We have only one reportable segment. For financial information related to such segment and certain geographic areas, see Note 6 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES & SIGNIFICANT ESTIMATES

GENERAL

    We believe the following accounting policies are critical to our business operations and the understanding of our results of operations. Such accounting policies may require management to exercise a higher degree of judgment and make estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

    Revenue from product sales is recognized when the title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. We sell to certain distributors who are granted rights of return and exchange and certain price protection. Revenue is appropriately reserved for the portion of shipments subject to return, exchange or price protection until such rights expire. We charge customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Such amounts are recognized as cancellation revenue when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with our inventory obsolescence policy.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    We maintain an allowance for doubtful accounts for estimated losses resulting from our customers' failure to make payments. If the financial condition of our customers were to erode, making them unable to make payments, additional allowances may be required.

WARRANTY COSTS

     We provide for potential warranty claims by recording a current charge to income. We estimate potential claims by examining historical returns and other information deemed critical and provide for an amount which we believe will cover future warranty obligations for products sold. The accrued liability for warranty costs is included in accrued liabilities in the consolidated balance sheets.

STOCK-BASED COMPENSATION

    Effective January 1, 2006, we account for stock-based compensation costs in accordance with Financial Accounting Standards Board Statement No. 123R Share Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of FAS 123R, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgement, including estimating expected volatility, expected term and risk-free interest rate. Our expected volatility is a combination of both Company and peer company historical volatility. The expected term of the stock options is based on several factors including historical observations of employee exercise patterns and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

MARKETABLE SECURITIES

    Available-for-sale securities are stated at fair value, as determined by quoted market prices, or as needed, broker-dealer valuation models, with unrealized gains and losses reported in other accumulated comprehensive income or loss. Unrealized losses are reviewed by management and those considered other than temporary are recorded as a charge to income.

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

    Impairment of long-lived assets
    We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets is less than the carrying amounts of those assets. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. Management considers sensitivities to capacity, utilization and technological developments in making its assumptions.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2005	2006	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.1	69.8	65.8

Gross profit	20.9	30.2	34.2
Research and development expense	28.2	21.1	20.2
Selling and administrative expenses	19.7	14.2	13.1
Restructuring and other charges	(0.1)	-	-

Operating (loss) income	(26.9)	(5.1)	0.9
Interest income	2.4	3.3	3.5
Interest expense	(4.8)	(2.9)	(1.1)
Other income	-	-	(0.3)

(Loss) income from continuing operations	(29.3%)	(4.7%)	3.0%
Loss from discontinued operations	(0.8%)	(0.6%)	(0.4%)
Net (loss) income	(30.1%)	(5.3%)	2.6%

2007 COMPARED TO 2006

    NET SALES. Net sales for the year ended December 31, 2007 increased 38.5% to $230.6 million, compared to net sales for the year ended December 31, 2006 of $166.4 million. The net sales improvement was primarily due to increased demand for wireless third generation technologies (or 3G) consisting of CDMA EVDO, EDGE, WEDGE, and W-CDMA power amplifiers used in wireless handsets and hand-held devices and increased demand for broadband products such as WLAN power amplifiers used in wireless personal computer access and RF integrated circuits used in cable and broadband applications.

    Specifically, net sales for the year ended December 31, 2007 for the Company’s wireless products increased 41.4% to $129.0 million compared to net sales for the year ended December 31, 2006 of $91.3 million.  The net sales improvement was primarily due to increased demand for power amplifiers for 3G applications of $54.1 million or 85.6%, which was partially offset by lower net sales in power amplifiers for GSM of $16.4 million or 62.3%, which resulted from the Company’s shift in market focus to 3G technologies.

    Specifically, net sales for the year ended December 31, 2007 for the Company’s broadband products increased to $101.5 million or 35.0% compared to net sales for the year ended December 31, 2006 of $75.2 million.   The net sales improvement was primarily due to increased demand for power amplifiers for WiFi applications of $18.7 million or 52.6% and integrated circuits used in cable and infrastructure applications of $7.6 million or 19.9%.

    Geographically, net sales in Asia increased 67.4% to $153.4 million from $91.6 million in 2006.  The increase was primarily driven by the increased demand for our WLAN and 3G products.

    GROSS MARGIN. Gross margin for 2007 improved to 34.2% of net sales, compared with 30.2% of net sales in the prior year. The improvement in gross margin was primarily due to the product mix of 3G technologies and WiFi applications further supported by improved cost absorption generated through increased production volumes.

    RESEARCH & DEVELOPMENT. Company sponsored research and development expenses increased 32.8% during 2007 to $46.5 million from $35.1 million during 2006.  The increase was primarily due to an expansion and focus in R&D efforts on new product development, which required increased staffing costs.   Additionally, on September 5, 2007 we purchased the RF group from Fairchild Semiconductor, which included the hiring a staff of 23 employees.  Non-cash stock based compensation expense accounted for an increase of $2.6 million in 2007 over 2006.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 27.5% during 2007 to $30.2 million from $23.7 million in 2006. The increase was primarily due to increased sales and marketing efforts focused on addressing existing and potential market opportunities in 3G, WiFi and broadband.  Non-cash stock based compensation expense accounted for an increase of $2.9 million in 2007 over 2006.

    INTEREST INCOME. Interest income increased 47.9% to $8.0 million during 2007 from $5.4 million in 2006. The increase was primarily due to higher average funds invested as a result of our underwritten public offering of 8.6 million shares of common stock in March of 2007 (the “March 2007 Offering”) and higher interest rates.

    INTEREST EXPENSE. Interest expense decreased to $2.5 million in 2007 from $4.8 million in 2006. In 2007, interest expense arose from obligations under our 5% Convertible Senior Notes due in 2009 (“2009 Notes”) whereas in 2006 our 5% Convertible Senior Notes due in 2006 (“2006 Notes”) was also outstanding.  In November 2006, we repaid the remaining $46.7 million aggregate principal amount outstanding of our 2006 Notes.

    LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1.0 million compared with $1.0 million in 2006. The loss from discontinued operations in 2007 included $0.5 million loss on the sale of Telcom upon its sale at the close of the first quarter of 2007.

    OTHER INCOME (EXPENSE).  Other expense was $0.7 million in 2007, for which, $1.0 million was recorded for an other than temporary decline in value on certain auction rate securities held by the Company.   This was partly offset by gains on foreign currency transactions.

2006 COMPARED TO 2005

    NET SALES. Net sales during 2006 increased 60.2% to $166.4 million, compared to $103.9 million for 2005. The net sales improvement was primarily due to new demand from the market’s evolution to third generation (EDGE, WEDGE and W-CDMA) PAs, an increase in demand for our traditional CDMA and GSM technologies used in wireless handsets and hand-held devices, and increased demand for broadband products such as WLAN PAs, used in wireless personal computer access and RFICs, used in infrastructure applications.

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

    Specifically, net sales of RFICs used for broadband applications increased 48.2% to $75.1 million in 2006 from $50.7 million in 2005. This increase in sales was primarily due to an increase in demand for infrastructure products and increased average selling prices for WLAN products accounting for increases in sales of $5.6 million and $17.4 million, respectively. Sales of WLAN PAs benefited from the market transition from 802.11b/g PAs to 802.11a/b/g PAs that have a higher selling price for the increased functionality.

    GROSS MARGIN. Gross margin for 2006 improved to 30.2% of net sales, compared with 20.9% of net sales in the prior year. The increase in gross margin from the prior year is the result of the increase in net sales and production volumes with the consequent absorption of fixed costs.

     RESEARCH & DEVELOPMENT. Company sponsored research and development expenses increased 19.6% during 2006 to $35.1 million from $29.3 million during 2005 primarily due to accelerated customer demand for new product development, which led to increased staffing and costs in addition to increased stock-based compensation of $2.1 million.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 15.5% during 2006 to $23.7 million from $20.5 million in 2005. The increase was primarily due to increased stock-based compensation of $2.3 million.

    RESTRUCTURING AND OTHER CHARGES. During 2005, we settled an exit obligation for certain redundant leasehold premises resulting in a savings of $0.1 million against a previously recorded restructuring charge.

    INTEREST INCOME. Interest income increased 120.6% to $5.4 million during 2006 from $2.5 million in 2005. The increase was primarily due to higher average funds invested as a result of our underwritten public offering of 10.4 million shares of common stock in March of 2006 (the “March 2006 Offering”) and higher interest rates.

    INTEREST EXPENSE. Interest expense decreased to $4.8 million in 2006 from $5.0 million in 2005. Interest expense arose from obligations under our 5% Convertible Senior Notes due in 2006 (“2006 Notes”) and our 5%Convertible Senior Notes due in 2009 (“2009 Notes”).  In November 2006, we repaid the remaining $46.7 million aggregate principal amount outstanding of our 2006 Notes.

    LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1.0 million compared with $0.8 million in 2005. The loss increased primarily due to lower gross profit from a decrease in revenue from $4.4 million to $3.4 million.

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2007 we had $57.8 million of cash and cash equivalents on hand and $119.0 million in marketable securities. We had $38.0 million aggregate principal amount of our 2009 Notes outstanding as of December 31, 2007.

    Operations generated $16.8 million in cash during 2007. Investing activities used $84.0 million of cash during 2007, consisting principally of purchases of equipment of $32.5 million and net purchases of marketable securities of $49.6 million. Financing activities provided $111.3 million of cash in 2007, primarily consisting of proceeds received from the issuance of stock, principally from the March 2007 Offering as well as stock option exercises.

    At December 31, 2007, the Company had unconditional purchase obligations of approximately $20.3 million, of which $17.6 million relates to capital equipment purchase requirements primarily over the first half of 2008.  Such capital purchase requirements will serve to increase the installed equipment capacity of the Company's manufacturing operations in response to increases in customer demand for the Company's products. In early 2007, the Company signed an agreement with KSND in China to jointly construct a wafer fabrication facility. The agreement requires the Company to invest approximately $50.0 million over a ten-year period, inclusive of $16.7 million required by January 31, 2010, of which approximately $3.5 million has been funded as of December 31, 2007. In the event we decide unilaterally not to proceed with the agreement with KSND, our maximum obligation under the agreement with KSND is to pay KSND $16.7 million.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity. Subject to liquidity considerations of our auction rate securities as discussed more fully in Item 7A, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms. Our ability to pay principal and interest on our $38.0 million in outstanding convertible senior unsecured notes, which are due in October of 2009, and our other debt and to fund our planned capital expenditures depends on our future operating performance.

    The table below summarizes required cash payments as of December 31, 2007:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total		Less than 1 year	1 – 3 years	4 - 5 years	After 5 years
Long-term debt plus the interest payable with respect thereto	$41,404		$1,900	$39,504	$-	$-
Operating leases	19,629		2,686	4,685	3,862	8,396
Unconditional purchase obligations	20,327		20,327	-	-	-
China funding commitment	46,500		8,000	5,200	-	33,300
Total contractual cash obligations	$127,860	*	$32,913	$49,389	$3,862	$41,696

* If by January 31, 2010, we decide not to proceed with the construction of the KSND fabrication facility, our maximum obligation under the KSND agreement would be $16.7 million reduced by payments made to the date of cancellation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. As of January 1, 2007, the Company adopted FIN 48 which did not have a material impact on its consolidated financial statements.

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

    In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company has not yet determined the impact EITF 07-3 may have on its results of operations or financial position.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations,” (FAS 141R) which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact FAS 141R may have on its results of operations or financial position.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (FAS 160) which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company has not yet determined the impact FAS 160 may have on its results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments, including corporate bonds, commercial paper and Federal, state, municipal, and government-sponsored enterprises securities. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change in an unfavorable direction. The magnitude of any gain or loss would be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

    At December 31, 2007, we held marketable securities with an estimated fair value of $119.0 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2007:

Estimated Principal Amount and Weighted Average Stated Rate by Expected Maturity Value					Fair Value
($’s 000)	2007	2008	2009	Total	($’s 000)

Principal	$103,923	$15,243	-	$119,166	$119,026

Weighted Average Stated Rates	4.72%	5.39%	-	4.81%	-

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

    All of our investment securities are classified as available-for-sale and therefore reported on our balance sheet at market value. As of December 31, 2007, our short-term investments included $37.5 million of auction rate securities issued primarily by state and municipal authorities. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not experienced any realized gains or losses on our investment portfolio but have recognized an other than temporary impairment approximating $1.0 million.

    In mid-February, 2008, we were informed that there was insufficient demand at auctions for certain of our auction rate securities. As a result, certain of these securities are currently not liquid and the interest rates on such securities have been reset to predetermined higher rates.  Insufficient demand for certain auction rate securities may continue.

    We may not be able to access cash by selling auction rate securities for which there is insufficient demand without the loss of principal until a future auction for these investments is successful, they are redeemed by their issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short term to a long term reclassification. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

    Our 2009 Notes are convertible and bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed. At December 31, 2007, the fair value of our outstanding convertible notes, estimated based upon dealer quotes, was approximately $89.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

                                                        /s/ Ernst & Young LLP

MetroPark, New Jersey
February 29, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the two year period then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2006 and 2005 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. as of December 31, 2006, and their consolidated results of operations and cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 12 to the consolidated financial statements, ANADIGICS, Inc. adopted Statement of Financial Accounts Standards No. 123(R), “Share-Based Payment” effective January 1, 2006.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2007

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,706	$57,786
Marketable securities	60,892	103,778
Accounts receivable, net of allowance for doubtful accounts of $923 and $924 at 2006 and 2007, respectively	26,707	45,664
Inventories	20,219	23,989
Prepaid expenses and other current assets	2,114	3,277
Assets of discontinued operations	1,429	-

Total current assets	125,067	234,494

Marketable securities	8,884	15,248
Plant and equipment
Equipment and furniture	139,569	165,333
Leasehold improvements	38,199	38,638
Projects in process	4,975	23,180
	182,743	227,151
Less accumulated depreciation and amortization	141,484	151,022
	41,259	76,129
Goodwill and other intangibles, less accumulated amortization of $439 and $536 at 2006 and 2007, respectively	5,929	6,524
Other assets	1,463	1,066

	$182,602	$333,461
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$17,879	$34,184
Accrued liabilities	5,588	7,928
Current maturities of capital lease obligations	312	-
Liabilities of discontinued operations	252	-
Total current liabilities	24,031	42,112

Other long-term liabilities	3,348	3,243
Long-term debt	38,000	38,000
Capital lease obligations, less current portion	1,463	-

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2006 and 2007, and 49,200 and 61,292 issued at December 31, 2006 and 2007, respectively	492	613
Additional paid-in capital	413,672	541,940
Accumulated deficit	(298,046)	(292,095)
Accumulated other comprehensive loss	(100)	(94)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	115,760	250,106
	$182,602	$333,461

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2005	2006	2007

Net sales	$103,871	$166,442	$230,556
Cost of sales	82,135	116,211	151,768

Gross profit	21,736	50,231	78,788
Research and development expenses	29,320	35,054	46,539
Selling and administrative expenses	20,486	23,660	30,171
Restructuring and other charges	(120)	-	-
	49,686	58,714	76,710

Operating (loss) income	(27,950)	(8,483)	2,078

Interest income	2,463	5,433	8,035
Interest expense	(4,997)	(4,816)	(2,463)
Other income (expense)	18	(4)	(734)

(Loss) income from continuing operations	$(30,466)	$(7,870)	$6,916
Loss from discontinued operations	(767)	(980)	(965)
Net (loss) income	$(31,233)	$(8,850)	$5,951

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.90)	$(0.18)	$0.13
Loss from discontinued operations	(0.02)	(0.02)	(0.02)
Net (loss) income	$(0.92)	$(0.20)	$0.11

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.90)	$(0.18)	$0.12
Loss from discontinued operations	(0.02)	(0.02)	(0.02)
Net (loss) income	$(0.92)	$(0.20)	$0.10

Weighted average common shares outstanding used in computing (loss) earnings per share:
Basic	34,012	43,814	55,189
Diluted	34,012	43,814	58,621

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2005	2006	2007
Net (loss) income	$(31,233)	$(8,850)	$5,951
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	242	207	(948)
Foreign currency translation adjustment	(72)	9	(8)

Reclassification adjustment:
Net recognized loss on marketable securities previously included in other comprehensive income	-	-	962
Comprehensive (loss) income	$(31,063)	$(8,634)	$5,957

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balance, December 31, 2004	33,072	$331	-	$-	$342,733	$(257,963)	$(486)	$84,615
Stock options exercised	417	4			1,160			1,164
Shares issued under employee stock purchase plan	328	3			1,025			1,028
Treasury share purchase			(114)	(258)				(258)
Restricted stock grant, net of forfeitures	1,190	12			(12)			-
Amortization of stock-based compensation					2,649			2,649
Other comprehensive income							170	170
Net loss						(31,233)		(31,233)

Balance, December 31, 2005	35,007	$350	(114)	$(258)	$347,555	$(289,196)	$(316)	$58,135

Stock options exercised	983	10			3,778			3,788
Shares issued under employee stock purchase plan	187	2			1,005			1,007
Issuance of common stock in public offering, net of costs	10,446	104			53,006			53,110
Restricted stock grant, net of forfeitures	2,577	26			(26)			-
Amortization of stock-based compensation					8,354			8,354
Other comprehensive income							216	216
Net loss						(8,850)		(8,850)

Balance, December 31, 2006	49,200	$492	(114)	$(258)	$413,672	$(298,046)	$(100)	$115,760

Stock options exercised	2,135	22			12,217			12,239
Shares issued under employee stock purchase plan	236	2			1,872			1,874
Issuance of common stock in public offering, net of costs	8,625	86			98,869			98,955
Restricted stock grant, net of forfeitures	1,096	11			(11)			-
Amortization of stock-based compensation					15,321			15,321
Other comprehensive income							6	6
Net income						5,951		5,951

Balance, December 31, 2007	61,292	$613	(114)	$(258)	$541,940	$(292,095)	$(94)	$250,106

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2005	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(31,233)	$(8,850)	$5,951
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	767	980	965
Depreciation	10,321	7,700	9,547
Amortization	1,703	1,809	738
Stock-based compensation	2,553	8,169	15,276
Amortization of premium (discount) on marketable securities	1,189	163	(550)
Recognized marketable securities impairment and other	-	-	962
(Gain) loss on sale of equipment	(1)	7	(9)
Changes in operating assets and liabilities:
Accounts receivable	(7,609)	(9,009)	(18,957)
Inventory	(1,479)	(4,805)	(3,770)
Prepaid expenses and other assets	1,101	(184)	(1,233)
Accounts payable	7,468	2,542	5,922
Accrued and other liabilities	(1,212)	957	1,984
Net cash (used) provided by operating activities	(16,432)	(521)	16,826

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,262)	(13,374)	(32,506)
Purchases of marketable securities	(64,098)	(227,150)	(267,357)
Proceeds from sales of marketable securities	81,565	231,884	217,709
Purchase of RF group assets	-	-	(2,415)
Proceeds from sale of equipment	53	28	30
Proceeds from sale of discontinued operations	-	-	500
Net cash provided (used) by investing activities	15,258	(8,612)	(84,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases	(40)	(257)	(1,775)
Repayment of Convertible notes	-	(46,700)	-
Issuances of common stock, net of related costs	2,192	57,905	113,068
Repurchase of common stock into treasury	(258)	-	-
Net cash provided by financing activities	1,894	10,948	111,293

Net increase in cash and cash equivalents	720	1,815	44,080
Cash and cash equivalents at beginning of period	11,171	11,891	13,706

Cash and cash equivalents at end of period	$11,891	$13,706	$57,786

Supplemental disclosures of cash flow information:
Interest paid	$4,346	$4,370	$1,997
Taxes paid	82	37	28
Acquisition of equipment under capital leases	2,055	-	-

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    ANADIGICS, Inc (the Company) is a provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets.  The Company’s products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  The Company offers third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication (GSM) Evolution (EDGE) standards, beyond third generation (3.5G) products that use the High Speed Down Line Packet Access (HSDPA) and High Speed Uplink Line Packet Access (HSUPA) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) and Wireless Broadband (WiBRO) systems, Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (draft-n, Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.  The Company’s integrated solutions enable its customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.

    The Company designs, develops and manufactures RF integrated circuits (RFICs) primarily using Gallium Arsenide (GaAs) compound semiconductor substrates with various process technologies, Metal Semiconductor Field Effect Transistors (MESFET), Pseudomorphic High Electron Mobility Transistors (pHEMT), and Heterojunction Bipolar Transistors (HBT). The Company’s proprietary technology, which utilizes InGaP-plusTM, combines InGaP HBT and pHEMT processes on a single substrate, enabling it to integrate the PA function and the RF active switch function on the same die. The Company fabricates substantially all of its ICs in its six-inch diameter GaAs wafer fabrication facility.

    The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

    As more fully discussed in Note 2 below, the Company sold the majority of the operating assets of Telcom Devices Inc, (Telcom, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for all periods presented.

USE OF ESTIMATES

    The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: recoverability of inventories, stock-based compensation, reserves for distributor arrangements and returns, valuation of certain marketable securities, useful lives and amortization periods and recoverability of long-lived assets.

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

    Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2005		2006		2007
Customer (application)		$ %		$ %		$	%
Intel (Broadband)	15,678	15%	29,827	18%	49,862		22%
Samsung Electronics (Wireless)	<10%	<10%	<10%	<10%	30,471		13%
Shenzhen Huawei Mobile Comm. Tech. (Wireless)	<10%	<10%	<10%	<10%	23,953		10%
Cisco (Broadband)	<10%	<10%	<10%	<10%	23,378		10%
World Peace Group (Wireless & Broadband)	17,275	17%	28,175	17%	22,855		10%
LG Electronics (Wireless)	12,321	12%	<10%	<10%	22,188		10%

    Accounts receivable at December 31, 2006 and 2007 from the greater than 10% customers accounted for 31% and 78% of total accounts receivable, respectively.

REVENUE RECOGNITION

    Revenue from product sales is recognized when the title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. The Company sells to certain distributors who are granted rights of return and exchange and certain price protection. Revenue is appropriately reserved for the portion of shipments subject to return, exchange or price protection until such rights expire. The Company charges customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Such amounts are recognized as cancellation revenue when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with the Company’s inventory obsolescence policy. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers' failure to make payments.

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

    The cost of equipment acquired under capital leases was $9,806 and $7,751 at December 31, 2006 and 2007, respectively, and accumulated amortization was $8,072 and $7,734 at December 31, 2006 and 2007, respectively. Equipment acquired under a capital lease is amortized and included in depreciation over the useful life of the leased equipment or the life of the lease, whichever is shorter.

GOODWILL AND OTHER INTANGIBLES

    Goodwill, intellectual property, customer list, covenant-not-to compete and assembled workforce were recorded as part of the Company's acquisitions. Goodwill is not subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator using a two-phase process. The first phase screens for impairment; while the second phase measures the impairment. Intellectual property, customer list, covenant and the assembled workforce have been amortized using the straight-line method over two to four year lives. The carrying amount of the Company’s intangibles are reviewed on a regular basis for indicators of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk.

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

INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2007. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

RESEARCH AND DEVELOPMENT COSTS

     The Company charges all research and development costs associated with the development of new products to expense when incurred.

CASH EQUIVALENTS

    The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased as cash equivalents.

MARKETABLE SECURITIES

    Available for sale securities are stated at fair value, as determined by quoted market prices or as needed, broker-dealer valuation models, with unrealized gains and losses reported in other accumulated comprehensive income or loss. Unrealized losses are reviewed by management and those considered other than temporary are recorded as a charge to income. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income. See Note 9 for a summary of marketable securities.

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

FOREIGN CURRENCY TRANSLATION

    The financial statements of subsidiaries outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. The resultant translation adjustments are included in other accumulated comprehensive income or loss. Income and expense items are translated at the average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in the determination of net income or loss.

EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. Any dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes will not be included where their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2006 and 2007, the fair value of the Company's outstanding Convertible senior notes, estimated based upon dealer quotes, were approximately $71,516 and $89,490, respectively compared to their carrying values of $38,000 and $38,000, respectively.  See Note 9 for a summary of marketable securities.

STOCK-BASED COMPENSATION

    The Company has various stock-based compensation plans for employees and directors, which are described more fully in Note 12 “Employee Benefits Plans”. Effective January 1, 2006, the Company accounts for these plans under Financial Accounting Standards Board (FASB) Statement No. 123R Share Based Payment (FAS 123R).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted FIN 48 on January 1, 2007 which did not have a material impact on its consolidated financial statements.

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

    In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company has not yet determined the impact EITF 07-3 may have on its results of operations or financial position.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations,” (FAS 141R) which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact FAS 141R may have on its results of operations or financial position.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (FAS 160) which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company has not yet determined the impact FAS 160 may have on its results of operations or financial position.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current presentation.

2.  DISCONTINUED OPERATIONS

    On April 2, 2007, the Company sold the majority of Telcom’s operating assets to GTRAN Camarillo, Inc. in exchange for $500 and effectively ceased Telcom’s operations. As a consequence of the sale, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for all periods presented.

    Summarized operating results and loss on sale of discontinued operations in the years ended December 31, 2005, 2006 and 2007 were as follows:

	Year ended December 31,
	2005	2006	2007
Revenue	$4,410	$3,443	$559

Operating loss	(777)	(997)	(479)
Interest income	10	17	4
Loss on sale of discontinued operations	-	-	(490)

Loss from discontinued operations	$(767)	$(980)	$(965)

    The assets and liabilities of Telcom as of December 31, 2007 are zero. Such amounts as of December 31, 2006 are reflected as discontinued operations and were:

December 31, 2006
Assets of discontinued operations
Accounts receivable	$604
Inventory	654
Other current and non-current assets	62
Fixed assets, net	109
Total	$1,429

Liabilities of discontinued operations	$252

3.  PURCHASE OF ASSETS OF RF GROUP

    On September 5, 2007, the Company purchased certain assets and assumed certain related obligations of the radio frequency group of Fairchild Semiconductor (RF group) in exchange for cash of $2,415, inclusive of transaction costs of $115. The assets acquired were principally equipment used in researching and developing RFICs for the broadband wireless communications markets. No products or manufacturing processes were included as part of the purchase. The RF group staff of 23 accepted employment with the Company.

    Included in the purchase were fixed assets with an estimated fair market value of $1,723, non-exclusive rights to certain intellectual property and assembled workforce valued at approximately $168 and $524, respectively. The fixed assets, intellectual property and assembled workforce costs will be amortized over their estimated useful lives of 3, 2 and 3 years, respectively.

4.  INTANGIBLES AND GOODWILL

    As of December 31, 2006 and 2007, the Company's intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2006	2007	2006	2007
Goodwill	$5,918	$5,918	$-	$-
Intellectual property	210	378	199	238
Customer list	240	240	240	240
Assembled Workforce	-	524	-	58
	$6,368	$7,060	$439	$536

    Annual amortization expense related to intangible assets is calculated over their estimated useful lives of two to four years and was $240, $115 and $97 in the years ended December 31, 2005, 2006 and 2007, respectively.   Future annual amortization expense related to intangible assets is expected as follows, $259 in 2008, $231 in 2009 and the remainder in 2010.

5. RESTRUCTURING AND OTHER CHARGES

    The January 1, 2005 restructuring balance related to lease-related costs.  Certain lease-related obligations were settled during 2005 and resulted in a savings to the Company of $120.

    Activity and liability balances related to the restructuring and other charges for the years ended December 31, 2005 and 2006 are as follows:

Balance
January 1, 2005 restructuring balance	$726
Deductions	(566)
Savings on settlement of obligation	(120)
December 31, 2005 restructuring balance	40
Deductions	(40)
December 31, 2006 restructuring balance	$-

6. SEGMENTS

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

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2005	2006	2007
Wireless	$53,143	$91,275	$129,044
Broadband	50,728	75,167	101,512
Total	$103,871	$166,442	$230,556

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the three geographic regions are as follows:

	Year Ended December 31,
	2005	2006	2007
Asia	$56,677	$91,626	$153,422
USA and Canada	38,689	62,741	66,706
Other	8,505	12,075	10,428
Total	$103,871	$166,442	$230,556

7. LONG-TERM DEBT

    On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes (2009 Notes) due October 15, 2009. The 2009 Notes are convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate, subject to adjustment, of 200 shares for each $1,000 principal amount, which is equivalent to a conversion price of $5.00 per share (7,600 shares contingently issuable). Pursuant to the indenture, dated as of September 24, 2004, between the Company and U.S. Bank Trust Association, as trustee, in the event of a “fundamental change” on or prior to July 15, 2009, the Company will pay a make whole premium upon the repurchase or conversion of the 2009 Notes. Subject to certain exceptions, the make whole premium will be 1% of the principal amount of the 2009 Notes, plus an additional premium based on the date such “fundamental change” becomes effective and the price paid per share of the Company’s common stock in the transaction constituting the “fundamental change”. Interest on the 2009 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

    On November 27, 2001, the Company issued $100,000 aggregate principal amount of 5% Convertible Senior Notes (2006 Notes) due November 15, 2006.  The 2006 Notes were convertible into shares of common stock at a rate of 47.619 shares for each $1,000 principal amount (convertible at a price of $21.00 per share), subject to adjustment. During 2002, the Company repurchased and retired $33,300 aggregate principal amount of the 2006 Notes.  In addition, in the third quarter of 2004 and concurrent with the issuance of the 2009 Notes, the Company repurchased and retired $20,000 aggregate principal amount of the 2006 Notes for $19,758 in cash, inclusive of accrued interest of $358. The Company recognized a gain of $327 on the repurchase, after adjusting for the write-off of a proportionate share of unamortized offering costs. On November 15, 2006, the Company repaid the remaining $46,700 balance of the 2006 Notes obligation.

    Unamortized debt issuance costs of $1,273 and $807 at December 31, 2006 and 2007, respectively, consisting principally of underwriters' fees, were included in other assets and are being amortized over the life of the notes.

8. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. Rent expense, net of sublease income was $2,447, $2,101 and $2,411 in 2005, 2006 and 2007, respectively. Sublease income was $270 and $24 in 2005 and 2006, respectively. As of December 31, 2007, there were no capital lease obligations outstanding.  The future minimum lease payments under the noncancelable operating leases are as follows:

YEAR	Operating Leases
2008	$2,686
2009	2,474
2010	2,211
2011	1,859
2012	2,003
Thereafter	8,396

Total minimum lease payments	$19,629

    In addition to the above, at December 31, 2007, the Company had unconditional purchase obligations of approximately $20,327 of which $17,570 relates to capital equipment purchase requirements primarily over the first half of 2008.  Such capital purchase requirements will serve to increase the installed equipment capacity of the Company's manufacturing operations in response to anticipated increases in customer demand for the Company's products. In early 2007, the Company signed an agreement with KSND in China to jointly construct a wafer fabrication facility. The agreement requires the Company to invest approximately $50,000 over a ten-year period, inclusive of $16,700 required by January 31, 2010, of which approximately $3,500 has been funded as of December 31, 2007. In the event the Company decides unilaterally not to proceed with the agreement with KSND by January 31, 2010, its maximum obligation under the agreement with KSND would be $16,700 reduced by payments made to the date of cancellation.

9. MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government-Sponsored Enterprises Debt Securities	$6,395	$-	$(12)	$6,383
State & Municipal Auction Rate Securities	14,470	-	-	14,470
Corporate Debt Securities – Non-Auction	27,398	-	(50)	27,348
Corporate Debt Securities – Auction Rate	6,400	-	-	6,400
Preferred Equity Securities – Auction Rate	15,175	-	-	15,175
Total at December 31, 2006	$69,838	$-	$(62)	$69,776

Government-Sponsored Enterprises Debt Securities	$60,812	$32	$(23)	$60,821
State & Municipal Auction Rate Securities	19,290	-	-	19,290
Corporate Debt Securities – Non-Auction	20,805	3	(60)	20,748
Corporate Debt Securities – Auction Rate	6,323	-	-	6,323
Preferred Equity Securities – Auction Rate	11,844	-	-	11,844
Total at December 31, 2007	$119,074	$35	$(83)	$119,026

    Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

    Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based on broker-dealer valuation models, auction rate securities with an original value of approximately $5,625 had an estimated fair value of $4,668 as of December 31, 2007. It was determined that this decline was other than temporary and as result an impairment charge of $957 was recorded in other income (expense). These auction rate securities are classified as non-current marketable securities as of December 31, 2007.

    Management has the ability and intent, if necessary, to liquidate certain of its marketable securities in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, certain securities with contractual maturities greater than one year from year-end have been classified as short-term. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost and estimated fair value of marketable debt securities at December 31, 2007 by contractual maturity, are shown below:

	Available-for-Sale Debt Securities
	Amortized Cost	Estimated Fair Value
Due in one year or less	$71,010	$70,988
Due after one year through five years	10,607	10,581
Due after five years through ten years	2,950	2,950
Due after 10 years	22,663	22,663
Total	$107,230	$107,182

    In mid-February, 2008, we were informed that there was insufficient demand at auctions for certain of our auction rate securities. As a result, certain of the affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates.

10. INVENTORIES

    Inventories consist of the following:

	December 31,
	2006	2007
Raw materials	$5,888	$8,915
Work in progress	11,566	15,256
Finished goods	6,295	4,055
	23,749	28,226
Reserves	(3,530)	(4,237)
Total	$20,219	$23,989

11. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	December 31,
	2006	2007
Accrued compensation	$2,356	$4,022
Warranty reserve	347	327
Other	2,885	3,579
	$5,588	$7,928

    Warranty reserve movements in the years ended December 31, 2005, 2006 and 2007 for returns were $397, $726 and $541, respectively. The periodic charges for estimated warranty costs were $634, $677 and $521 in the years ended December 31, 2005, 2006 and 2007, respectively.

12. INCOME TAXES

    The current and deferred components of income taxes for the years ended December 31, 2005 and 2006 were zero. For the year ended December 31, 2007, the current Federal and state component of income taxes were $2,083 and $190, respectively which were fully offset by deferred tax movements including the valuation allowance.

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

    Significant components of the Company’s net deferred taxes as of December 31, 2006 and 2007 are as follows:

	December 31,
	2006	2007
Deferred tax balances
Accruals/reserves	$6,121	$7,583
Net operating loss carryforwards	106,226	103,004
Research and experimentation credits	10,686	13,199
Deferred rent expense	1,336	1,186
Difference in basis of plant and equipment	4,136	3,335
Other	-	-
Valuation allowance	(128,505)	(128,307)
Net deferred tax assets	-	-

    As of December 31, 2007, the Company had net operating loss carryforwards of approximately $320,499 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

    At December 31, 2007, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2007, the Company has excess tax benefits, related to stock-based compensation that arose subsequent to the adoption of FAS 123R of $37,052 ($6,215 at December 31, 2006) which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

    The earnings associated with the Company’s investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2005		2006		2007
Tax at US statutory rate	$(10,932)	(35.0)%	$(3,097)	(35.0)%	$2,083	35.0%
Effect of permanent items	(88)	(0.3)	19	0.2	(28)	(0.5)
State and foreign tax (benefit), net of federal tax effect	(1,023)	(3.3)	(286)	(3.2)	190	3.2
Research and experimentation tax credits, net	(797)	(2.6)	(4,816)	(54.4)	(2,513)	(42.2)
Valuation allowance	12,763	40.9	8,892	100.5	(198)	(3.3)
Other	77	0.3	(712)	(8.1)	466	7.8
(Benefit from) provision for income taxes	$-	0.0%	$-	0.0%	$-	0.0%

13. STOCKHOLDERS' EQUITY

    In March 2007, the Company completed an underwritten public offering of 8,625 shares of common stock at a price of $12.25 which generated net proceeds to the Company of $98,955. In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock at a price of $5.50 which generated net proceeds to the Company of $53,110.

    On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement (the Agreement). Pursuant to the Agreement, as amended on November 30, 2000, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2008, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

14. EMPLOYEE BENEFIT PLANS

    Effective January 1, 2006, the Company adopted the provisions of FAS 123R in accounting for share based payments to employees, having previously followed the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees”, as permitted by FAS 123.  The Company has adopted FAS 123R using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. The Company adopted the alternative transition method provided in FASB Staff Position No. FAS 123R–3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.

Equity Compensation Plans
The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:
▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The ESP Plan.

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 2,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 328 ($3.13), 187 ($5.36) and 236 ($7.95), respectively for the years ended December 31, 2005, 2006 and 2007, respectively.

    Under FAS 123R, stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan whereas in 2005, only amortization of restricted stock grants was required. Effective with the adoption of FAS 123R, the Company uses the straight-line basis in calculating stock-based compensation expense.

(1)
The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of  FAS 123R (1):

	For years ended December 31,
	Pro forma (comparison only)	As reported
	2005	2005	2006	2007
Amortization of restricted stock awards	$(2,649)	$(2,649)	$(7,754)	$(12,319)
Amortization of ESP Plan	(567)	-	(400)	(705)
Amortization of stock option awards	(542)	-	(200)	(2,297)
Total stock-based compensation	$(3,758)	$(2,649)	$(8,354)	$(15,321)

Net income (loss)	$(32,342)	$(31,233)	$(8,850)	$5,951
Earnings (loss) per share:
Basic	$(0.95)	$(0.92)	$(0.20)	$0.11
Diluted	$(0.95)	$(0.92)	$(0.20)	$0.10

By Financial Statement line item
Cost of sales	$772	$570	$1,777	$3,409
Research and development expenses	1,553	1,177	3,271	5,855
Selling and administrative expenses	1,337	806	3,121	6,012
Loss from discontinued operations	96	96	185	45
Pro forma disclosure for 2005 presents the effect of share based compensation expense as required under FAS 123. As reported historical results for periods prior to January 1, 2006 reflect only that portion of share based compensation expense required by GAAP prior to the adoption of FAS 123R.

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2005 to December 31, 2007 is presented in tabular form below:

	Restricted Shares		Stock Options
	Shares	WA price per share	Issuable upon exercise	WA exercise price

Shares outstanding at January 1, 2005	381	4.01	6,792	7.47
Granted	1,303	2.71	159	3.12
Shares vested/options exercised	(357)*	4.01	(416)	2.80
Forfeited/expired	(113)	2.95	(591)	7.57
Balance at December 31, 2005	1,214	2.72	5,944	7.67
Granted	2,685	6.90	994	8.80
Shares vested/options exercised	(675)	2.68	(983)	3.85
Forfeited/expired	(86)	5.46	(286)	11.16
Balance at December 31, 2006	3,138	$6.23	5,669	$8.36
Granted	1,185	12.40	182	11.48
Shares vested/options exercised	(1,916)	6.07	(2,135)	5.73
Forfeited/expired	(195)	7.21	(225)	15.29
Balance at December 31, 2007	2,212	$9.61	3,491	$9.68
* 114 shares were repurchased by the Company to fund withholding tax obligations.

    Exercisable options and their related average exercise prices were 5,759 ($7.83), 4,644 ($8.30) and 2,701 ($9.77) as of December 31, 2005, 2006 and 2007, respectively. The total fair value of restricted shares vested during the years ended December 31, 2006 and 2007 were $4,003 and $25,023, respectively. The intrinsic value of exercised options during the years ended December 31, 2005, 2006 and 2007 were $932, $3,801 and $18,120, respectively.

    In January 2008, the Company granted an additional 1,399 restricted shares under the 2005 Plan at an average market price equal to $8.52, which represented the fair market value at the date of grants.

Weighted average information as of December 31, 2007

Options currently exercisable
Shares issuable upon exercise	2,701
Weighted average exercise price	$9.77
Weighted average remaining contractual term	4.5 years
Weighted average remaining contractual term for outstanding options	5.6 years

Intrinsic value of exercisable options	$9,729
Intrinsic value of outstanding options	$11,704
Unrecognized stock-based compensation cost
Option plans	$4,155
Restricted stock	$13,008
Weighted average remaining vest period for option plans	1.9 years
Weighted average remaining vest period for restricted stock	1.2 years

Stock options outstanding at December 31, 2007 are summarized as follows:

Range of exercise prices	Outstanding Options at December 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2007	Weighted average exercise price

$1.39 - $7.27	1,461	4.91	$5.53	1,446	$5.54
$7.65 - $8.84	971	8.82	$8.82	315	$8.77
$9.00 – 13.94	509	3.39	$12.25	436	$12.51
$14.39 - $53.48	550	3.22	$19.82	504	$20.15

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

Valuation for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2005, 2006 and 2007 are summarized below:

	Year ended December 31,
	2005	2006	2007
Stock option awards
Risk-free interest rate	3.4%	4.6%	4.8%
Expected volatility	95%	76%	71%
Average expected term (in years)	2.75	4.72	4.75
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average fair value of options granted	$1.70	$5.54	$6.91

ESP Plan
Risk-free interest rate	4.4%	5.0%	3.3%
Expected volatility	80%	62%	58%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$1.72	$2.13	$2.99

    In adopting FAS 123R on January 1, 2006, the Company evaluated the assumptions used in the Black Scholes model and modified its methodology for computing the expected volatility and expected term. Expected volatility was modified from being based solely on Company historical volatility to a combination of both Company and peer company historical volatility. The expected term of the stock options was modified from being based solely on historical observations of employee exercise patterns to beingalso combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

    ANADIGICS, Inc. also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Company matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $675, $746 and $885 for the years ended December 31, 2005, 2006 and 2007, respectively, relating to plan contributions.

15. EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following:

	Year ended December 31,
	2005	2006	2007
Weighted average common shares outstanding used to calculate basic (loss) earnings per share	34,012	43,814	55,189
Net effect of dilutive securities - based on treasury stock method using average market price	-	-	3,432
Weighted average common shares outstanding used to calculate diluted (loss) earnings per share	34,012	43,814	58,621

    Dilution arising from the Company's outstanding stock options or shares potentially issuable upon conversion of the Convertible notes was not included in the years ended December 31, 2005 and 2006 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options, unvested restricted shares or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2005	2006	2007
Convertible notes	9,824	7,600	7,600
Stock options	5,944	5,669	1,703
Unvested restricted shares	1,214	3,138	204

16. OTHER ACCUMULATED COMPREHENSIVE INCOME (LOSS)

    The components of other accumulated comprehensive income (loss) are as follows:

	For year ended December 31,
	2006	2007
Unrealized gain (loss) on available-for-sale securities	$(62)	$(48)
Foreign currency translation adjustment	(38)	(46)
Total	$(100)	$(94)

17. LEGAL PROCEEDINGS

    ANADIGICS is a party to litigation arising out of the operation of our business. We believe that the ultimate resolution of such litigation should not have a material adverse effect on our consolidated financial condition or results of operation.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

2006 and 2007 Quarterly Financial Data

    The following table sets forth certain unaudited results of operations for each quarter during 2006 and 2007. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted loss per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2006				2007
	April 1	July 1	Sept. 30	Dec. 31	March 31	June 30	Sept. 29	Dec. 31

Net sales	$34,695	$39,348	$43,943	$48,456	$49,573	$53,869	$59,545	$67,569
Cost of sales	25,289	28,237	30,278	32,407	33,287	34,963	39,387	44,131
Gross profit	9,406	11,111	13,665	16,049	16,286	18,906	20,158	23,438
Research and development expenses	8,006	8,358	8,976	9,714	9,738	11,080	12,491	13,230
Selling and administrative expense	5,264	5,678	6,139	6,579	7,359	7,482	7,221	8,109
Operating (loss) income	(3,864)	(2,925)	(1,450)	(244)	(811)	344	446	2,099
Interest income	863	1,567	1,643	1360	1,240	2,198	2,338	2,259
Interest expense	(1,288)	(1,287)	(1,285)	(956)	(625)	(655)	(592)	(591)
Other (expense) income	-	21	-	(25)	-	-	173	(907)
Income (loss) from continuing operations	(4,289)	(2,624)	(1,092)	135	(196)	1,887	2,365	2,860
Loss from discontinued operation	(348)	(163)	(220)	(249)	(965)	-	-	-
Net (loss) income	$(4,637)	$(2,787)	$(1,312)	$(114)	$(1,161)	$1,887	$2,365	$2,860

Basic (loss) income per share:
Continuing operations	$(0.11)	$(0.06)	$(0.02)	$-	$-	$0.03	$0.04	$0.05
Discontinued operations	(0.01)	-	(0.01)	-	(0.02)	-	-	-
Net (loss) income	$(0.12)	$(0.06)	$(0.03)	$-	$(0.02)	$0.03	$0.04	$0.05

Diluted (loss) income per share:
Continuing operations	$(0.11)	$(0.06)	$(0.02)	$-	$-	$0.03	$0.04	$0.05
Discontinued operations	(0.01)	-	(0.01)	-	(0.02)	-	-	-
Net (loss) income	$(0.12)	$(0.06)	$(0.03)	$-	$(0.02)	$0.03	$0.04	$0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    For information regarding the Company’s change in independent registered public accounting firm from J.H. Cohn LLP to Ernst & Young LLP during its fiscal year ended December 31, 2007, please refer to the Company’s current report on Form 8-K filed with the SEC on June 7, 2007. The Company had no disagreements during its 2006 and 2007 fiscal years with its independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

    The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ANADIGICS, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2007 of ANADIGICS Inc. and our report dated February 29, 2008 expressed an unqualified opinion thereon.

                                                        /s/ Ernst & Young LLP

MetroPark, New Jersey
February 29, 2008

ITEM 9B. OTHER INFORMATION

    None.

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

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Reports of Independent Registered Public Accounting Firms
-	Consolidated Balance Sheets - December 31, 2006 and 2007

-	Consolidated Statements of Operations - Year ended December 31, 2005, 2006 and 2007
-	Consolidated Statements of Comprehensive (Loss) Income - Year ended December 31, 2005, 2006 and 2007

-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2005, 2006 and 2007
-	Consolidated Statements of Cash Flows - Year ended December 31, 2005, 2006 and 2007

-	Notes to Consolidated Financial Statements

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

10.7
Employment Agreement between the Company and Ronald Rosenzweig, dated June 1, 1999. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999; as amended and filed as an exhibit to the Company’s Current Report on Form 10-K405 dated March 29, 2002; as amended and filed as an exhibit to the Company's Annual Report on Form 10-K dated March 15, 2004; as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated November 3, 2004; as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 5, 2005; as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 2006; and as amended and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 7, 2007; each as incorporated herein by reference.

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
10.11
2005 Long Term Incentive and Share Award Plan. Filed as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2005; as amended, with such amendment filed as an exhibit to the Company’s current report on Form 8-K dated May 23, 2007; each as incorporated herein by reference.

10.12
Employment Agreement between the Company and Ron Michels, dated July 25, 2000, as amended and restated from time to time.  Filed as an exhibit to the Company’s
Current Report on Form 8-K dated January 5, 2007, and incorporated herein by reference.

10.13
Employment Agreement between the Company and Ali Khatibzadeh, dated July 25,
2000, as amended and restated from time to time.  Filed as an exhibit to the Company’s
Current Report on Form 8-K dated January 5, 2007, and incorporated herein by reference.

10.14
Amended and Restated Investment Contract between the Company and Kunshan New and Hi-Tech Industrial Development Zone, dated as of April 5, 2007.  Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 11, 2007, and incorporated herein by reference.

*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
*23.2	Consent of J.H. Cohn LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Bami Bastani, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
* Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February 2008.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Bami Bastani	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
Dr. Bami Bastani

/s/ Thomas C. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	February 29, 2008
Thomas C. Shields

/s/ Ronald Rosenzweig	Chairman of the Board of Directors	February 29, 2008
Ronald Rosenzweig

/s/ Paul S. Bachow	Director	February 29, 2008
Paul S. Bachow

/s/ Gilles Delfassy	Director	February 29, 2008
Gilles Delfassy

/s/ David Fellows	Director	February 29, 2008
David Fellows

/s/ Harry T. Rein	Director	February 29, 2008
Harry T. Rein

/s/ Lewis Solomon	Director	February 29, 2008
Lewis Solomon

/s/ Dennis F. Strigl	Director	February 29, 2008
Dennis F. Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description
(Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2007:
Deducted from asset account:
Allowance for doubtful accounts	$923	$1	$-	(1)	$924
Reserve for excess and obsolete inventory	3,530	977	(270)	(2)	4,237
Reserve for warranty claims	347	521	(541)	(3)	327

Year ended December 31, 2006:
Deducted from asset account:
Allowance for doubtful accounts	$923	$-	$-	(1)	$923
Reserve for excess and obsolete inventory	2,545	1,808	(823)	(2)	3,530
Reserve for warranty claims	396	677	(726)	(3)	347

Year ended December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$922	$1	$-	(1)	$923
Reserve for excess and obsolete inventory	3,711	275	(1,441)	(2)	2,545
Reserve for warranty claims	159	634	(397)	(3)	396

(1) Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.
(3) Warranty expenses incurred to the reserve for warranty claims.

EXHIBIT 21

Subsidiaries of ANADIGICS, Inc.

Name of Subsidiary	State of Jurisdiction of Incorporation	% Owned

ANADIGICS (U.K.) Limited	United Kingdom	100%
ANADIGICS, Limited	Israel	100%
ANADIGICS Denmark ApS	Denmark	100%
ANADIGICS Acquisition Corp	Delaware	100%
ANADIGICS Holding Corp.	Delaware	100%
Broadband & Wireless Investors, Incorporated	Delaware	100%
ANADIGICS China Holdings Corp.	Cayman Islands	100%

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements:

1. Registration Statements (Form S-3 Nos. 333-75040, 333-110538, 333-120947, 333-139124 and 333-141161),

2. Registration Statements (Form S-8 Nos. 33-91750 and 333-49632) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and Employee Stock Purchase Plan,

3. Registration Statements (Form S-8 Nos. 333-32533 and 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees,
4. Registration Statement (Form S-8 No. 333-125971) pertaining to the ANADIGICS, Inc. 2005 Long Term Incentive and Share Award Plan and the Amended and Restated Employee Stock Purchase Plan, and
5. Registration Statement (Form S-8 No. 333-136280) pertaining to the ANADIGICS, Inc. Amended and Restated 2005 Long-Term Incentive and Share Award Plan;

of our reports dated February 29, 2008, with respect to the consolidated financial statements and schedule of ANADIGICS, Inc. and the effectiveness of internal control over financial reporting of ANADIGICS, Inc. included in this Annual Report (Form 10-K) of ANADIGICS, Inc. for the year ended December 31, 2007.

                                                    /s/ Ernst & Young LLP

Metro Park, New Jersey
February 29, 2008

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-125971 and Form S-8 No. 333-136280) pertaining to the ANADIGICS, Inc. 2005 Long-Term Incentive and Share Award Plan and Amended and Restated Employee Stock Purchase Plan, the Registration Statements (Form S-8 No. 33-91750 and Form S-8 No. 333-49632) pertaining to the ANADIGICS, Inc. Stock Option Plan, 1994 Long-Term Incentive and Share Award Plan, 1995 Long-Term Incentive Share Award Plan and Employee Stock Purchase Plan, in the Registration Statements (Form S-8 No. 333-32533 and Form S-8 No. 333-63836) pertaining to the ANADIGICS, Inc. 1997 Long-Term Incentive and Share Award Plan for Employees and in the Registration Statements (Form S-3 No. 333-75040, Form S-3 No. 333-110538, Form S-3 No. 333-120947, Form S-3 No. 333-139124 and Form S-3 No. 333-141161) of our report dated February 27, 2007, with respect to the consolidated balance sheet of ANADIGICS, Inc. as of December 31, 2006 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two year period then ended and the information for each of the years in the two year period then ended included in the related financial statement schedule of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2007.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 29, 2008