Form 10-Q
period 2008-04-28
ANADIGICS INC
filed 2008-04-28
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008.

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
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]  No [X]

The number of shares outstanding of the Registrant’s common stock as of March 29, 2008 was 62,584,499 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – March 29, 2008 and December 31, 2007

Condensed consolidated statements of operations and comprehensive income (loss) – Three months ended March 29, 2008 and March 31, 2007

Condensed consolidated statements of cash flows – Three months ended March 29, 2008 and March 31, 2007

Notes to condensed consolidated financial statements – March 29, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 29, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$101,028	$57,786
Marketable securities	40,991	103,778
Accounts receivable, net	43,037	45,664
Inventories	25,495	23,989
Prepaid expenses and other current assets	6,157	3,277
Total current assets	216,708	234,494

Marketable securities	24,507	15,248
Plant and equipment:
Equipment and furniture	178,100	165,333
Leasehold improvements	38,653	38,638
Projects in process	26,305	23,180
	243,058	227,151
Less accumulated depreciation and amortization	(153,855)	(151,022)
	89,203	76,129
Goodwill and other intangibles, net of amortization	6,459	6,524
Other assets	958	1,066

Total assets	$337,835	$333,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,870	$34,184
Accrued liabilities	9,091	7,928
Total current liabilities	37,961	42,112

Other long-term liabilities	3,216	3,243
Long-term debt, less current portion	38,000	38,000

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 62,731 and 61,292 issued at March 29, 2008 and December 31, 2007	627	613
Additional paid-in capital	546,670	541,940
Accumulated deficit	(288,166)	(292,095)
Accumulated other comprehensive loss	(215)	(94)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	258,658	250,106

Total liabilities and stockholders’ equity	$337,835	$333,461

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended
	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)

Net sales	$74,369	$49,573
Cost of sales	47,764	33,287
Gross profit	26,605	16,286
Research and development expenses	14,331	9,738
Selling and administrative expenses	8,880	7,359

Operating income (loss)	3,394	(811)
Interest income	1,938	1,240
Interest expense	(591)	(625)
Other expense	(812)	-

Income (loss) from continuing operations	3,929	(196)
Loss from discontinued operations	-	(965)

Net income (loss)	$3,929	$(1,161)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.07	$(0.00)
Loss from discontinued operations	-	(0.02)
Net income (loss)	$0.07	$(0.02)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.07	$(0.00)
Loss from discontinued operations	-	(0.02)
Net income (loss)	$0.07	$(0.02)

Weighted average common shares outstanding used in computing earnings (loss) per share
Basic	59,310	48,314
Diluted	60,430	48,314

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)

Net income (loss)	$3,929	$(1,161)

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(957)	10
Foreign currency translation adjustment	16	(4)

Reclassification adjustment:
Net recognized loss on marketable securities previously included in other comprehensive income	820	-
Comprehensive income (loss)	$3,808	$(1,155)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,929	$(1,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	-	965
Depreciation	3,368	1,962
Amortization	181	214
Stock based compensation	4,406	3,876
Amortization of (discount) premium on marketable securities	(101)	4
Recognized marketable securities impairment and other	820	-
Changes in operating assets and liabilities:
Accounts receivable	2,627	(2,975)
Inventories	(1,506)	2,207
Prepaid expenses and other assets	(2,888)	(2,721)
Accounts payable	1,104	1,422
Accrued liabilities and other liabilities	1,152	(1,074)

Net cash provided by operating activities	13,092	2,719

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(22,861)	(8,824)
Purchases of marketable securities	(15,410)	(75,510)
Proceeds from sale of marketable securities	68,083	31,615

Net cash provided by (used in) investing activities	29,812	(52,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	-	(74)
Issuance of common stock	338	101,928

Net cash provided by financing activities	338	101,854

Net increase in cash and cash equivalents	43,242	51,854
Cash and cash equivalents at beginning of period	57,786	13,706

Cash and cash equivalents at end of period	$101,028	$65,560

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – MARCH 29, 2008

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

    The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.  The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

    FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

    In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company adopted FAS 159, which did not have a material impact on its consolidated financial statements.

    In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company adopted EITF 07-3, which did not have a material impact on its consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (FAS 141R), which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact FAS 141R may have on its results of operations or financial position.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160), which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company has not yet determined the impact FAS 160 may have on its results of operations or financial position.

 INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. We recognize interest and penalties related to the underpayment of income taxes in income tax expense. At January 2, 2007, we had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at March 29, 2008. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the three months ended March 29, 2008 included $176 in actual charges and $395 in provisions resulting in the balance of $546 at March 29, 2008.  Warranty reserve movements in the three months ended March 31, 2007 included $127 in actual charges and a $115 increase in the provision.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current presentation.

2.    DISCONTINUED OPERATIONS

    On April 2, 2007, the Company sold the majority of the operating assets of Telcom Devices Inc. (Telcom, a wholly-owned subsidiary of the Company) to GTRAN Camarillo, Inc. in exchange for $500 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the applicable period presented.

    Summarized operating results and loss on sale of discontinued operations through March 31, 2007 were as follows:

Three months ended
March 31, 2007
Revenue	$559

Operating loss	(479)
Interest income	4
Loss on sale of discontinued operations	(490)

Loss from discontinued operations	$(965)

3.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	March 29, 2008	December 31, 2007

Raw materials	$9,602	$8,915
Work in process	16,556	15,256
Finished goods	3,560	4,055
	29,718	28,226
Reserves	(4,223)	(4,237)

Total	$25,495	$23,989

4.    EARNINGS (LOSS) PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following:

	Three months ended
	March 29, 2008	March 31, 2007
Weighted average common shares outstanding used to calculate basic earnings (loss) per share	59,310	48,314
Net effect of dilutive securities based upon the treasury stock method using an average market price	1,120	-
Weighted average common and dilutive securities outstanding used to calculate diluted earnings (loss) per share	60,430	48,314

    Dilution arising from the Company's outstanding stock options, unvested restricted shares or shares potentially issuable upon conversion of the Convertible notes was not included in the three months ended March 31, 2007 as their effect was anti-dilutive.

    For the three month periods ended March 29, 2008 and March 31, 2007, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted shares or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended,
	March 29, 2008	March 31, 2007
Convertible notes	7,600	7,600
Stock options	1,972	5,117
Unvested restricted shares	362	2,678

5.    REVENUE SOURCES
    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended
	March 29, 2008	March 31, 2007

Broadband	$23,139	$24,554
Wireless	51,230	25,019

Total	$74,369	$49,573

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended
	March 29, 2008	March 31, 2007

Asia	$47,866	$32,987
U.S.A. and Canada	21,965	14,355
Other	4,538	2,231
Total	$74,369	$49,573

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

7.    MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities presented in accordance with FAS 157:

		Fair Value Measurements at Reporting Date Using
Security Type	March 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt securities	$13,812	$13,812	$-	$-
Government sponsored enterprise debt securities	28,037	28,037	-	-
Auction Rate Securities
Corporate Debt	6,041	-	3,760	2,281
Preferred Equity	11,225	-	-	11,225
State and Municipal	6,383	-	200	6,183
Total	$65,498	$41,849	$3,960	$19,689

    Auction rate securities (ARS) are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities the Company holds. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.

    At March 29, 2008, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity, impact due to extended periods of maximum auction rates and valuation estimates from independent evaluators. Based upon this analysis, the Company adjusted the March 29, 2008 carrying value of these securities downward to fair value by the amount of $1,194. Of the adjustment amount, $823 was determined to be other-than-temporary and was recorded in other expense for the three months ended March 29, 2008 whilst the remaining $371 was considered temporary, resulting primarily due to the limited liquidity of those investments. The related ARS underlying these temporary and other-than-temporary adjustment amounts were classified as current and non-current, respectively as of March 29, 2008.

    Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or other-than-temporary impairment.

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

    As further required by FAS 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at March 29, 2008.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Beginning balance	$-	$2,324	$2,344	$4,668
Total gains or losses realized/unrealized
Included in earnings		(43)	(175)	(218)
Included in other comprehensive income
Purchases, issuances, and settlements
Transfers in and/or out of Level 3	6,183	-	9,056	15,239
Ending Balance	$6,183	$2,281	$11,225	$19,689

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(186)	$(43)	$(594)	$(823)

8.    STOCK BASED COMPENSATION
Equity Compensation Plans

The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:
▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 2,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 236 and $7.95, respectively for the year ended December 31, 2007.

    The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	March 29, 2008	March 31, 2007

Amortization of restricted stock awards	$(3,887)	$(3,149)
Amortization of ESP Plan	(200)	(200)
Amortization of stock option awards	(319)	(572)
Total stock based compensation	$(4,406)	$(3,921)

By Financial Statement line item
Cost of sales	$726	$900
Research and development expenses	1,896	1,500
Selling and administrative expenses	1,784	1,476
Loss from discontinued operations	-	45

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock awards are subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock awards are forfeited annually.  The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average price per share for restricted stock and for stock options during the period from January 1, 2007 to March 29, 2008 is presented in tabular form below:

	Restricted Shares		Stock Options
	Shares	Weighted average price per share	Issuable upon exercise	Weighted average exercise price

Grants outstanding at January 1, 2007	3,138	$6.23	5,669	$8.36
Granted	1,185	12.40	182	11.48
Shares vested/options exercised	(1,916)	6.07	(2,135)	5.73
Forfeited/expired	(195)	7.21	(225)	15.29
Balance at December 31, 2007	2,212	9.61	3,491	9.68
Granted	1,412	8.53	-	-
Shares vested/options exercised	(934)	7.23	(83)	4.09
Forfeited/expired	(4)	9.04	(38)	19.21
Balance at March 29, 2008	2,686	$9.87	3,370	$9.70

As of March 29, 2008

Unrecognized stock based compensation cost
Option plans	$3,664
Restricted stock	$20,693
Weighted average remaining recognition period
Option plans	1.8 years
Restricted stock	1.8 years

Stock options outstanding at March 29, 2008 are summarized as follows:

Range of exercise prices	Outstanding Options at March 29, 2008	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at March 29, 2008	Weighted average exercise price

$1.39 - 7.27	1,380	4.9	$5.63	1,372	$5.63
$7.65 - 8.84	968	8.6	$8.82	441	$8.79
$9.00 - 15.94	879	3.2	$13.65	784	$13.85
$16.00 - 53.48	143	2.6	$30.84	128	$32.25

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the three month periods ended March 29, 2008 and March 31, 2007 were:

	Three months ended
	March 29, 2008	March 31, 2007

Stock option awards:
Risk-free interest rate	N/A	4.57%
Expected volatility	N/A	76%
Average expected term (in years)	N/A	4.75
Expected dividend yield	N/A	0.0%
Weighted average fair value of options granted	N/A	$5.79

ESP Plan:
Risk-free interest rate	1.56%	4.90%
Expected volatility	66%	62%
Average expected term (in years)	1.00	1.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$4.14	$3.16

    For equity awards with expected terms of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility.

9.    STOCKHOLDERS’ EQUITY

    In March, 2007, The Company completed an underwritten public offering of 8,625 shares of common stock, generating net proceeds to the Company of $98,955.

ANADIGICS, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets.  Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  We believe that we are uniquely positioned to capitalize on the rapidly-growing voice, data and video segments of the broadband wireless and wireline communications markets.  We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (inclusive of downlink and uplink) and Evolution Data Optimized standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) inclusive of WiBRO systems, Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises products.

    Our business strategy focuses on developing RF front end solutions and partnering with industry-leading wireless chipset providers to incorporate our solutions into their reference designs.  Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.  We have established longstanding relationships with several of the industry-leading chipset suppliers and tier-one customers.  For example, our relationships with Qualcomm Inc., Intel Corporation, Cisco Systems, Inc. and Motorola, Inc. have enabled us to develop RF products used in 3G, 3.5G, 4G WiMAX, WiFi and CATV products and to be the primary supplier with respect to such partners and customers.  Other leading chipset suppliers and tier-one customers with whom we are engaged include Beceem Communications, Inc, Broadcom Corporation, High Tech Computer Corp., Huawei Technologies Co., Ltd., KYOCERA Corporation, LG Electronics Inc., Marvell Technology Group Ltd., Murata Manufacturing Co., Ltd., Novatel Wireless, Inc., NXP Semiconductors, Palm, Inc., Research In Motion Limited, Samsung Electronics Co., Ltd., Sierra Wireless, Inc., Texas Instruments Incorporated and ZTE Corporation.

    We continue to focus on leveraging our technological and manufacturing advantages to remain a leading supplier of semiconductor solutions for broadband wireless and wireline communications. We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch on the same die, provides us with a competitive advantage in the marketplace. Additionally, we believe our InGaP-plus process and design technologies such as High Efficiency at Low Power provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time for products in the 3G, 3.5G and 4G markets.

    On April 2, 2007, we sold the majority of the operating assets of Telcom Devices Inc. (Telcom, a wholly-owned subsidiary of the Company) to GTRAN Camarillo, Inc. in exchange for $0.5 million and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the applicable period presented.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	March 29, 2008	March 31, 2007

Net sales	100.0%	100.0%
Cost of sales	64.2%	67.1%

Gross margin	35.8%	32.9%
Research and development expenses	19.3%	19.6%
Selling and administrative expenses	11.9%	14.9%

Operating income (loss)	4.6%	(1.6%)
Interest income	2.6%	2.5%
Interest expense	(0.8%)	(1.3%)
Other expense	(1.1%)	-

Income (loss) from continuing operations	5.3%	(0.4%)
Loss from discontinued operations	-	(1.9%)

Net income (loss)	5.3%	(2.3%)

FIRST QUARTER 2008 (ENDED MARCH 29, 2008) COMPARED TO FIRST QUARTER 2007 (ENDED MARCH 31, 2007)

    NET SALES. Net sales increased 50.0% during the first quarter of 2008 to $74.4 million from $49.6 million in the first quarter of 2007.

    Sales of integrated circuits for wireless applications increased 104.8% during the first quarter of 2008 to $51.3 million from $25.0 million in the first quarter of 2007.  This increase in sales was primarily due to increased demand for our 3G PAs shipped into the EDGE/WEDGE and WCDMA cellular device market, where revenue rose by $26.2 million.

    Sales of integrated circuits for broadband applications decreased 5.8% during the first quarter of 2008 to $23.1 million from $24.6 million in the first quarter of 2007. This decrease in sales was primarily due to lower seasonal demand for infrastructure products (sales of which were lower by $4.8 million), partially offset by increased demand for WLAN PAs shipped into the PC Notebook market.

    GROSS MARGIN. Gross margin during the first quarter of 2008 increased to 35.8% of net sales from 32.9% of net sales in the first quarter of 2007.  The increase in gross margin was primarily due to the favorable product mix of 3G PAs.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development (R&D) expenses increased 47.2% during the first quarter of 2008 to $14.3 million from $9.7 million during the first quarter of 2007. The increase was primarily due to increased headcount and support of our R&D product and process development efforts as well as increased R&D product material costs.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 20.7% to $8.9 million during the first quarter of 2008 from $7.4 million during the first quarter of 2007.  The increase was primarily driven by increased headcount and marketing support of our sales programs.

    INTEREST INCOME. Interest income increased 56.3% to $1.9 million during the first quarter of 2008 from $1.2 million during the first quarter of 2007.  The increase was primarily due to higher average funds invested, slightly offset by lower interest rates.

    INTEREST EXPENSE.  Interest expense was consistent at $0.6 million during the first quarters of 2008 and 2007.

    OTHER EXPENSE. Other expense of $0.8 million was recorded during the first quarter of 2008 for an other-than-temporary decline in value on certain auction rate securities held by the Company.

    LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations relating to Telcom was $1.0 million during the first quarter of 2007 and included the $0.5 million loss on sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 29, 2008, we had $101.0 million in cash and cash equivalents and $65.5 million in marketable securities.  As of March 29, 2008, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities provided $13.1 million in cash during the three month period ended March 29, 2008, primarily as a result of our improved operating results adjusted for non-cash expenses.  Investing activities, consisting principally of net proceeds received from the sale of marketable securities of $52.7 million, partly offset by purchases of fixed assets of $22.9 million, provided $29.8 million of cash during the three month period ended March 29, 2008.  Financing activities provided $0.3 million of cash, consisting of proceeds received from stock option exercises.

    We had unconditional purchase obligations at March 29, 2008 of approximately $13.9 million, of which $11.5 million relates to capital equipment purchase requirements primarily over the next three to six months. Such capital purchase requirements will serve to increase the installed equipment capacity of our manufacturing operations in response to increases in customer demand for our products. In early 2007, the Company signed an agreement with the Kunshan New and Hi-Tech Industrial Development Zone (KSND) in China to jointly construct a wafer fabrication facility. The agreement requires the Company to invest approximately $50.0 million over a ten-year period, inclusive of $16.7 million required by January 31, 2010, of which approximately $4.1 million has been funded as of March 29, 2008. In the event we decide unilaterally not to proceed with the agreement with KSND, our maximum obligation under the agreement with KSND is to pay KSND $16.7 million, reduced by payments made to the date of cancellation.

    We held a total of $23.6 million of auction rate securities (ARS) within our $65.5 million in marketable securities at March 29, 2008.  ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.

    At March 29, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments in ARS. Therefore, we estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity, impact due to extended periods of maximum auction rates and valuation estimates from independent evaluators. Based upon this analysis, we adjusted the March 29, 2008 carrying value of these securities downward to fair value by the amount of $1,194. Of the adjustment amount, $823 was determined to be other-than-temporary and was recorded in other expense for the three months ended March 29, 2008 whilst the remaining $371 was considered temporary, resulting primarily due to the limited liquidity of those investments. The related ARS underlying these temporary and other-than-temporary adjustment amounts were classified as current and non-current, respectively as of March 29, 2008. While we believe these securities will again become liquid, the timing is uncertain.  We currently have the ability and intent to hold these auction rate securities until a recovery of the auction process or until maturity.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy both operational and capital needs for the next twelve months. We may elect to finance all or part of our anticipated operational and capital needs, which may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity, through additional equity or debt financing. Our ability to pay principal and interest on our outstanding 2009 Notes due in October 2009, our other debt and to fund our planned capital expenditures depends on our future operating performance and the liquidity of our ARS.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.  The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

    FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

    In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company adopted FAS 159, which did not have a material impact on its consolidated financial statements.

    In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company adopted EITF 07-3, which did not have a material impact on its consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (FAS 141R), which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact FAS 141R may have on its results of operations or financial position.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160), which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company has not yet determined the impact FAS 160 may have on its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors.  Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our ability to respond to a significant increase in demand from our customers; (ii) our history of recent losses and the possibility that we may continue to incur losses; (iii) our dependence on a small number of customers; (iv) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (v) we may face interruptions in our manufacturing processes; (vi) the variability of our manufacturing yields may affect our gross margins; (vii) our dependence on foreign semiconductor assembly and test operations contractors could lead to delays in product shipments; (viii) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (ix) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (x) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (xi) our operating results may be harmed if we fail to sell a high volume of products; (xii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (xiii) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (xiv) our products have experienced rapidly declining unit prices; (xv) our marketable securities’ liquidity and valuation could be affected by disruption in financial markets; (xvi) capital required for our business may not be available when we need it; (xvii) our success depends on our ability to attract and retain qualified personnel; (xviii) risks due to our international customer base and our subcontracting operations; (xix) stringent environmental laws and regulations both domestically and abroad; (xx) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (xxi) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; (xxii) we have had significant volatility in our stock price and it may fluctuate in the future; (xxiii) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

Dated: April 28, 2008