Form 10-Q
period 2008-08-07
ANADIGICS INC
filed 2008-08-07
CIK 940332

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008.

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

The number of shares outstanding of the Registrant’s common stock as of June 28, 2008 was 63,239,070 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – June 28, 2008 and December 31, 2007

Condensed consolidated statements of operations and comprehensive income – Three and six months ended June 28, 2008 and June 30, 2007

Condensed consolidated statements of cash flows – Six months ended June 28, 2008 and June 30, 2007

Notes to condensed consolidated financial statements – June 28, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 28, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$124,149	$57,786
Marketable securities	17,043	103,778
Accounts receivable, net	50,340	45,664
Inventories	27,398	23,989
Prepaid expenses and other current assets	4,648	3,277
Total current assets	223,578	234,494

Marketable securities	20,210	15,248
Plant and equipment:
Equipment and furniture	189,914	165,333
Leasehold improvements	40,431	38,638
Projects in process	25,654	23,180
	255,999	227,151
Less accumulated depreciation and amortization	(156,622)	(151,022)
	99,377	76,129
Goodwill and other intangibles, net of amortization	6,394	6,524
Other assets	883	1,066

Total assets	$350,442	$333,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,913	$34,184
Accrued liabilities	11,070	7,928
Total current liabilities	36,983	42,112

Other long-term liabilities	3,189	3,243
Long-term debt, less current portion	38,000	38,000

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 63,344 and 61,292 issued at June 28, 2008 and December 31, 2007	633	613
Additional paid-in capital	553,819	541,940
Accumulated deficit	(282,118)	(292,095)
Accumulated other comprehensive loss	194	(94)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	272,270	250,106

Total liabilities and stockholders’ equity	$350,442	$333,461

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$80,493	$53,869	$154,862	$103,442
Cost of sales	50,573	34,963	98,337	68,250
Gross profit	29,920	18,906	56,525	35,192
Research and development expenses	14,797	11,080	29,128	20,818
Selling and administrative expenses	9,441	7,482	18,321	14,841

Operating income (loss)	5,682	344	9,076	(467)
Interest income	1,281	2,198	3,219	3,438
Interest expense	(591)	(655)	(1,182)	(1,280)
Other expense, net	(324)	-	(1,136)	-

Income from continuing operations	6,048	1,887	9,977	1,691
Loss from discontinued operations	-	-	-	(965)

Net income	$6,048	$1,887	$9,977	$726

Basic earnings (loss) per share
Income from continuing operations	$0.10	$0.03	$0.17	$0.03
Loss from discontinued operations	-	-	-	$(0.02)
Net income	$0.10	$0.03	$0.17	$0.01

Diluted earnings (loss) per share
Income from continuing operations	$0.10	$0.03	$0.16	$0.03
Loss from discontinued operations	-	-	-	$(0.02)
Net income	$0.10	$0.03	$0.16	$0.01

Weighted average common shares outstanding used in computing earnings (loss) per share
Basic	60,027	56,523	59,669	52,419
Diluted	69,351	59,604	68,596	55,774

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$6,048	$1,887	$9,977	$726

Other comprehensive income (loss):
Unrealized loss on marketable securities	(367)	(52)	(1,324)	(42)
Foreign currency translation adjustment	162	2	178	(2)

Reclassification adjustment:
Net realized loss previously recognized in other comprehensive income	614	9	1,434	9
Comprehensive income	$6,457	$1,846	$10,265	$691

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,977	$726
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	965
Depreciation	7,375	4,137
Amortization	362	417
Stock based compensation	9,347	7,716
Amortization of discount on marketable securities	(104)	(171)
Recognized marketable securities impairment and other	1,434	9
Gain on disposal of equipment	(286)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,676)	(6,854)
Inventories	(3,409)	972
Prepaid expenses and other assets	(1,419)	(3,290)
Accounts payable	(1,175)	4,915
Accrued liabilities and other liabilities	3,266	1,273

Net cash provided by operating activities	20,692	10,815

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(37,634)	(16,851)
Proceeds from sale of equipment	200
Purchases of marketable securities	(15,410)	(141,157)
Proceeds from sale of marketable securities	95,963	73,487

Net cash provided by (used in) investing activities	43,119	(84,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	-	(1,775)
Issuance of common stock	2,552	105,350

Net cash provided by financing activities	2,552	103,575

Net increase in cash and cash equivalents	66,363	29,869
Cash and cash equivalents at beginning of period	57,786	13,706

Cash and cash equivalents at end of period	$124,149	$43,575

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – JUNE 28, 2008

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.  The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

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

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not yet determined the impact FAS 161 may have on its results of operations or financial position.

    In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact FSP 142-3 may have on its results of operations or financial position.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company has not yet determined the impact FSP APB 14-1 may have on its results of operations or financial position.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact FSP EITF 03-6-1 may have on its results of operations or financial position.

    INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. We recognize interest and penalties related to the underpayment of income taxes in income tax expense. At January 1, 2007, we had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at June 28, 2008. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

    WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the six months ended June 28, 2008 included $263 in actual charges and $554 in provisions resulting in the balance of $618 at June 28, 2008.  Warranty reserve movements in the six months ended June 30, 2007 included $181 in actual charges and a $116 increase in the provision.

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

    Summarized operating results and loss on sale of discontinued operations through March 31, 2007 included with the six months ended June 30, 2007 were as follows:

Six months ended
June 30, 2007
Revenue	$559

Operating loss	(479)
Interest income	4
Loss on sale of discontinued operations	(490)

Loss from discontinued operations	$(965)

3.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	June 28, 2008	December 31, 2007

Raw materials	$9,810	$8,915
Work in process	17,630	15,256
Finished goods	4,495	4,055
	31,935	28,226
Reserves	(4,537)	(4,237)

Total	$27,398	$23,989

4.    EARNINGS (LOSS) PER SHARE

    The reconciliation of net income and shares used to calculate basic and diluted earnings (loss) per share consists of the following:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income for basic earnings (loss) per share	$6,048	$1,887	$9,977	$726

Effect of dilutive securities: Interest expense on 5% dilutive Convertible notes	591	-	1,182	-

Adjusted net income for diluted earnings (loss) per share, assuming conversion	$6,639	$1,887	$11,159	$726

Weighted average common shares for basic earnings (loss) per share	60,027	56,523	59,669	52,419

Effect of dilutive securities:
Convertible notes	7,600	-	7,600	-
Stock options (*)	756	1,515	617	1,623
Unvested restricted stock (*)	968	1,566	710	1,732

Adjusted weighted average shares for diluted earnings (loss) per share	69,351	59,604	68,596	55,774

*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

    For the six month periods ended June 28, 2008 and June 30, 2007, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted shares or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Convertible notes	-	7,600	-	7,600
Stock options	826	1,881	834	1,881
Unvested restricted shares	582	-	593	-

5.    REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Broadband	$31,159	$26,109	$54,298	$50,663
Wireless	49,334	27,760	100,564	52,779

Total	$80,493	$53,869	$154,862	$103,442

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Asia	$52,140	$36,616	$100,006	$69,602
USA and Canada	22,246	14,742	44,211	29,097
Other	6,107	2,511	10,645	4,743
Total	$80,493	$53,869	$154,862	$103,442

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

7.    MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities presented in accordance with FAS 157:

		Fair Value Measurements at Reporting Date Using
Security Type	June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt securities	$8,266	$8,266	$-	$-
Government sponsored enterprise debt securities	12,557	12,557	-	-
Auction Rate Securities
Corporate Debt	5,921	-	-	5,921
Preferred Equity	6,710	-	-	6,710
State and Municipal	3,799	-	-	3,799
Total	$37,253	$20,823	$-	$16,430

    Auction rate securities (ARS) are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities the Company holds. Certain issuers have begun redeeming certain of their securities and during the three months ended June 28, 2008, ARS held by the Company with a carrying value of $6,715 were called by the related issuers at par resulting in proceeds of $6,975. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security.

    At June 28, 2008, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity, impact due to extended periods of maximum auction rates and valuation estimates from independent evaluators.  The ARS devaluation was determined to be other-than-temporary and recorded in other expense for the three and six month periods ended June 28, 2008.

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

    As further required by FAS 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation during the three months ended June 28, 2008.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended June 28, 2008
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Beginning balance	$6,183	$2,281	$11,225	$19,689
Total gains or losses realized/unrealized
Included in earnings	(389)	(360)	135	(614)
Included in other comprehensive income	130	240	-	370
Purchases, issuances, and settlements	(2,125)	-	(4,650)	(6,775)
Transfers in and/or out of Level 3	-	3,760	-	3,760
Ending Balance	$3,799	$5,921	$6,710	$16,430

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(389)	$(360)	$(104)	$(853)

    For the six month period ended June 28, 2008, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 28, 2008
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Beginning balance	$-	$2,324	$2,344	$4,668
Total gains or losses realized/unrealized
Included in earnings	(575)	(403)	(459)	(1,437)
Included in other comprehensive income	-	240	-	240
Purchases, issuances, and settlements	(2,125)	-	(4,650)	(6,775)
Transfers in and/or out of Level 3	6,499	3,760	9,475	19,734
Ending Balance	$3,799	$5,921	$6,710	$16,430

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(575)	$(403)	$(459)	$(1,437)

8.    STOCK BASED COMPENSATION

Equity Compensation Plans

The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:

▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

    Employees and outside directors have been granted restricted stock and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 11,550 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted shares and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 4,194 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 236 and $7.95, respectively for the year ended December 31, 2007.

    The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Amortization of restricted stock awards	$4,267	$3,159	$8,154	$6,308
Amortization of ESP Plan	200	200	400	400
Amortization of stock option awards	474	481	793	1,053
Total stock based compensation	$4,941	$3,840	$9,347	$7,761

By Financial Statement line item
Cost of sales	$1,026	$851	$1,752	$1,751
Research and development expenses	1,905	1,392	3,801	2,892
Selling and administrative expenses	2,010	1,597	3,794	3,073
Loss from discontinued operations	-	-	-	45

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted shares under the Plans. The value of the restricted stock awards are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock awards are subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock awards carry voting and dividend rights commencing upon grant but may not be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average price per share for restricted stock and for stock options during the period from January 1, 2007 to June 28, 2008 is presented in tabular form below:

	Restricted Shares		Stock Options
	Shares	Weighted average price per share	Issuable upon exercise	Weighted average exercise price

Grants outstanding at January 1, 2007	3,138	$6.23	5,669	$8.36
Granted	1,185	12.40	182	11.48
Shares vested/options exercised	(1,916)	6.07	(2,135)	5.73
Forfeited/expired	(195)	7.21	(225)	15.29
Balance at December 31, 2007	2,212	9.61	3,491	9.68
Granted	1,790	9.26	-	-
Shares vested/options exercised	(957)	7.30	(376)	6.83
Forfeited/expired	(20)	9.53	(141)	13.27
Balance at June 28, 2008	3,025	$10.13	2,974	$9.86

    Included within the restricted shares granted in the six months ended June 28, 2008 are 357 shares granted pursuant to long-term incentive awards (LTI) issued to management. Such shares vest based upon the performance of the Company using multi-year adjusted earnings per share and revenue targets over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base award of 357 shares.

As of June 28, 2008

Unrecognized stock based compensation cost
Option plans	$3,164
Restricted stock	$20,706
Weighted average remaining recognition period
Option plans	1.5 years
Restricted stock	1.6 years

    Stock options outstanding at June 28, 2008 are summarized as follows:

Range of exercise prices	Outstanding Options at June 28, 2008	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at June 28, 2008	Weighted average exercise price

$1.39 - $7.27	1,237	5.0	$5.66	1,233	$5.66
$7.65 - $10.10	911	8.2	$8.83	451	$8.81
$10.59 – $15.94	683	3.6	$14.47	622	$14.63
$16.00 - $53.48	143	2.3	$30.84	128	$32.25

    Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the six month periods ended June 28, 2008 and June 30, 2007 were:

	Six months ended
	June 28, 2008	June 30, 2007

Stock option awards:
Risk-free interest rate	N/A	4.7%
Expected volatility	N/A	0.72
Average expected term (in years)	N/A	4.75
Expected dividend yield	N/A	0.0%
Weighted average fair value of options granted	N/A	$6.07

ESP Plan:
Risk-free interest rate	2.4%	4.9%
Expected volatility	0.77	0.58
Average expected term (in years)	1.00	1.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$4.54	$3.02

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

ANADIGICS, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the rapidly growing broadband wireless and wireline communications markets.  Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  We believe that we are uniquely positioned to capitalize on the rapidly-growing voice, data and video segments of the broadband wireless and wireline communications markets.  We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication (GSM) Evolution (EDGE) standards and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (inclusive of downlink and uplink) and Evolution Data Optimized standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) inclusive of WiBRO systems, Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises products.

    Our business strategy focuses on developing RF front end solutions and partnering with industry-leading wireless chipset providers to incorporate our solutions into their reference designs.  Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.  We have established longstanding relationships with several of the industry-leading chipset suppliers and tier-one customers.  For example, our relationships with Qualcomm Inc., Intel Corporation, Cisco Systems, Inc. and Motorola, Inc. have enabled us to develop RF products used in 3G, 3.5G, 4G WiMAX, WiFi and CATV products and to be a key supplier with respect to such partners and customers.  Other leading chipset suppliers and tier-one customers with whom we are engaged include Beceem Communications, Inc, Broadcom Corporation, High Tech Computer Corp., Huawei Technologies Co., Ltd., KYOCERA Corporation, LG Electronics Inc., Marvell Technology Group Ltd., Murata Manufacturing Co., Ltd., Novatel Wireless, Inc., NXP Semiconductors, Palm, Inc., Research In Motion Limited, Samsung Electronics Co., Ltd., Sierra Wireless, Inc., Texas Instruments Incorporated and ZTE Corporation.

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

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8%	64.9%	63.5%	66.0%

Gross margin	37.2%	35.1%	36.5%	34.0%
Research and development expenses	18.4%	20.6%	18.8%	20.1%
Selling and administrative expenses	11.8%	13.9%	11.8%	14.4%

Operating income (loss)	7.0%	0.6%	5.9%	(0.5%)
Interest income	1.6%	4.1%	2.0%	3.3%
Interest expense	(0.7%)	(1.2%)	(0.8%)	(1.2%)
Other expense	(0.4%)	-	(0.7%)	-

Income from continuing operations	7.5%	3.5%	6.4%	1.6%
Loss from discontinued operations	-	-	-	(0.9%)

Net income	7.5%	3.5%	6.4%	0.7%

    NET SALES. Net sales increased 49.4% during the second quarter of 2008 to $80.5 million from $53.9 million in the second quarter of 2007. For the six months ended June 28, 2008, net sales were $154.9 million, a 49.7% increase from net sales of $103.4 million for the six months ended June 30, 2007.

    Sales of integrated circuits for wireless applications increased 77.7% during the second quarter of 2008 to $49.3 million from $27.8 million in the second quarter of 2007. For the six months ended June 28, 2008, net sales of integrated circuits for wireless applications increased 90.5% to $100.6 million from $52.8 million for the six months ended June 30, 2007. The increase in sales of integrated circuits for wireless applications in the three and six month periods was primarily due to increased demand for our 3G (EDGE, WEDGE, CDMA2000 1X applications & WCDMA) PAs where revenue rose by $22.1 million and $52.9 million, respectively, which were partly offset by decreases of $0.8 million and $5.6 million, respectively in GSM revenues due to decreased volumes.

    Sales of integrated circuits for broadband applications increased 19.3% during the second quarter of 2008 to $31.2 million from $26.1 million in the second quarter of 2007. For the six months ended June 28, 2008, net sales of integrated circuits for broadband applications increased 7.2% to $54.3 million from $50.7 million for the six months ended June 30, 2007. The increase in sales in the three and six month periods was primarily due to an increase in demand for wireless LAN, Wimax and tuner products, with combined increases of $7.2 million and $10.6 million in the related periods, marginally offset by lower infrastructure demand from higher prior year levels in the amounts of $1.9 million and $6.7 million in the respective periods.

    GROSS MARGIN. Gross margin during the second quarter of 2008 increased to 37.2% of net sales from 35.1% of net sales in the second quarter of 2007. For the six months ended June 28, 2008, gross margin increased to 36.5% from 34.0% for the six months ended June 30, 2007.  The increase in gross margin in the three and six months was primarily due to the favorable product mix of Broadband and 3G wireless PAs.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 33.5% during the second quarter of 2008 to $14.8 million from $11.1 million during the second quarter of 2007. Company sponsored research and development expenses for the six month period ended June 28, 2008 increased 39.9% to $29.1 million from $20.8 million during the six month period ended June 30, 2007. The increase in the three and six months periods ended June 28, 2008 was primarily due to increased headcount and support of our R&D product and process development efforts. The increase in the six months ended June 30, 2008 included $1.2 million in increased R&D product material costs.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 26.2% to $9.4 million during the second quarter of 2008 from $7.5 million during the second quarter of 2007. Selling and administrative expenses for the six month period ended June 28, 2008 increased 23.4% to $18.3 million from $14.8 million during the six month period ended June 30, 2007. The increase in the three and six months periods ended June 28, 2008 was primarily driven by increased staff costs, inclusive of an increase in stock based compensation of $0.4 million and $0.7 million in the respective periods.

    INTEREST INCOME. Interest income decreased 41.7% to $1.3 million during the second quarter of 2008 from $2.2 million during the second quarter of 2007. For the six months ended June 28, 2008, interest income decreased 6.4% to $3.2 million from $3.4 million in the six month period ended June 30, 2007. The decreases were primarily due to lower interest rates in the second quarter of 2008.

    OTHER EXPENSE. Other expense of $0.3 and $1.1 million in the three and six month periods ended June 28, 2008 included provisions for other-than-temporary declines in value on certain auction rate securities held by the Company of $0.6 million and $1.4 million in the respective periods. The three and six months period ended June 28, 2008 included $0.3 million gain on sale of equipment.

    LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations relating to Telcom was $1.0 million during 2007 and included the $0.5 million loss on sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 28, 2008, we had $124.1 million in cash and cash equivalents and $37.3 million in marketable securities.  As of June 28, 2008, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities provided $20.7 million in cash during the six month period ended June 28, 2008, primarily as a result of our improved operating results adjusted for non-cash expenses.  Investing activities, consisting principally of net proceeds received from the sale of marketable securities of $80.6 million, partly offset by purchases of fixed assets of $37.6 million, provided $43.1 million of cash during the six month period ended June 28, 2008.  Financing activities provided $2.6 million of cash, consisting of proceeds received from stock option exercises.

    We had unconditional purchase obligations at June 28, 2008 of approximately $20.3 million, of which $13.7 million relates to capital equipment purchase requirements primarily over the next three to six months. Such capital purchase requirements will principally serve to increase the installed equipment capacity of our New Jersey manufacturing operations.  Subsequent to June 28, 2008, the Company has made additional wafer fabrication equipment purchase commitments approximating $23.2 million payable over the next eighteen months.

    In early 2007, the Company signed an agreement with the Kunshan New and Hi-Tech Industrial Development Zone (KSND) in China to jointly construct a wafer fabrication facility. The agreement requires the Company to invest approximately $50.0 million over a ten-year period, inclusive of $16.7 million required by January 31, 2010, of which approximately $6.7 million has been funded as of June 28, 2008. In the event we decide unilaterally not to proceed with the agreement with KSND, our maximum obligation under the agreement with KSND is to pay KSND $16.7 million, reduced by payments made to the date of cancellation.

    We held a total of $16.4 million of auction rate securities (ARS) within our $37.3 million in marketable securities at June 28, 2008.  ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. Certain issuers have begun redeeming certain of their securities and during the three months ended June 28, 2008, ARS held by the Company with a carrying value of $6.7 million were called by the related issuers at par resulting in proceeds of $7.0 million. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security.

    At June 28, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments in ARS. Therefore, we estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity, impact due to extended periods of maximum auction rates and valuation estimates from independent evaluators. The ARS’ June 28, 2008 carrying value has been adjusted downward to fair value by the amounts of $0.9 million and $1.4 million in the three and six month period ended June 28, 2008, respectively.  The charge in the three months ended June 28, 2008 was partially offset by a $0.3 million recovery upon redemption of ARS that were previously written down.  While we believe these securities will again become liquid, the timing is uncertain.  We currently have the ability and intent to hold these auction rate securities until a recovery of the auction process, early redemption or until maturity.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy both operational and capital needs for the next twelve months. We may elect to finance all or part of our anticipated operational and capital needs, which may include acquisitions of complementary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity, through additional equity or debt financing. Our ability to pay principal and interest on our outstanding 2009 Notes due in October 2009, our other debt and to fund our planned capital expenditures depends on our future operating performance and the liquidity of our ARS.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.  The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

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

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not yet determined the impact FAS 161 may have on its results of operations or financial position.

    In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact FSP 142-3 may have on its results of operations or financial position.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company has not yet determined the impact FSP APB 14-1 may have on its results of operations or financial position.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact FSP EITF 03-6-1 may have on its results of operations or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

ITEM    4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 15, 2008 at which the Company’s stockholders voted on:

▪	The election of two Class I Directors of the Company to hold office until 2011.

▪	The amendment of the Amended and Restated 2005 Long Term Incentive and Share Award Plan to:
(a)	increase the number of shares issuable thereunder by 6,450,000 to 11,550,000,
(b)	increase the number of shares issuable thereunder in the form of awards other than stock options from 6,150,000 to 11,250,000, and
(c)	eliminate the ability of the Compensation & HR Committee to make awards under the 2005 Plan transferable.

▪	The amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares issuable thereunder from 2,693,750 to 4,193,750.

▪	The ratification of the appointment of Ernst & Young LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2008.

    The matters listed above were voted upon and approved by the shareholders of the Company as follows:

▪
The election of Harry Rein as Class I Director was approved by holders of 51,266,786 shares of the Company’s outstanding capital stock.  Holders of 1,190,717 shares withheld from voting on such election.  The election of Gilles Delfassy as Class I Director was approved by holders of 51,316,266 shares of the Company’s outstanding capital stock.  Holders of 1,141,237 shares withheld from voting on such election. Messrs. Rein and Delfassy join the continuing Directors of the Company Messrs. Bachow, Bastani, Fellows, Rosenzweig and Solomon.

▪
The amendment of the 2005 Long Term Incentive and Share Award Plan increased the number of shares issuable.  The amendment was approved by holders of 32,078,694 shares of the Company’s outstanding capital stock. Holders of 2,300,288 shares voted against the ratification.  Holders of 1,192,294 shares abstained from voting on such ratification and broker non-votes totaled 16,818,370.

▪
The amendment of the Amended and Restated Employee Stock Purchase Plan increased the number of shares issuable.  The amendment was approved by holders of 33,815,699 shares of the Company’s outstanding capital stock. Holders of 611,531 shares voted against the ratification.  Holders of 1,144,046 shares abstained from voting on such ratification and broker non-votes totaled 16,818,370.

▪
The ratification of the appointment of Ernst & Young LLP as independent registered public accountants was approved by holders of 52,230,814 shares of the Company’s outstanding capital stock. Holders of 113,449 shares voted against the ratification.  Holders of 109,028 shares abstained from voting on such ratification and broker non-votes totaled 49,804.

ITEM    6.    EXHIBITS

10.1 Employment Agreement dated July 3, 2008 between the Company and Ronald Rosenzweig

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

Dated: August 7, 2008