Form 10-Q
period 2008-11-03
ANADIGICS INC
filed 2008-11-03
CIK 940332

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008.

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

The number of shares outstanding of the Registrant’s common stock as of September 27, 2008 was 63,126,124 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – September 27, 2008 and December 31, 2007

Condensed consolidated statements of operations and comprehensive (loss) income – Three and nine months ended September 27, 2008 and September 29, 2007

Condensed consolidated statements of cash flows – Nine months ended September 27, 2008 and September 29, 2007

Notes to condensed consolidated financial statements – September 27, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 27, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$130,102	$57,786
Marketable securities	9,110	103,778
Accounts receivable, net	36,525	45,664
Inventories	34,432	23,989
Prepaid expenses and other current assets	3,826	3,277
Total current assets	213,995	234,494

Marketable securities	13,029	15,248
Plant and equipment:
Equipment and furniture	198,889	165,333
Leasehold improvements	40,440	38,638
Projects in process	28,070	23,180
	267,399	227,151
Less accumulated depreciation and amortization	(160,730)	(151,022)
	106,669	76,129
Goodwill and other intangibles, net of amortization	6,330	6,524
Other assets	763	1,066

Total assets	$340,786	$333,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,228	$34,184
Accrued liabilities	13,716	7,928
Total current liabilities	36,944	42,112

Other long-term liabilities	3,161	3,243
Long-term debt, less current portion	38,000	38,000

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 63,256 and 61,292 issued at September 27, 2008 and December 31, 2007	632	613
Additional paid-in capital	559,793	541,940
Accumulated deficit	(297,586)	(292,095)
Accumulated other comprehensive income (loss)	100	(94)
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	262,681	250,106

Total liabilities and stockholders’ equity	$340,786	$333,461

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$58,065	$59,545	$212,927	$162,987
Cost of sales	44,790	39,387	143,127	107,637
Gross profit	13,275	20,158	69,800	55,350
Research and development expenses	12,931	12,491	42,059	33,309
Selling and administrative expenses	14,576	7,221	32,897	22,062

Operating (loss) income	(14,232)	446	(5,156)	(21)
Interest income	978	2,338	4,197	5,776
Interest expense	(592)	(592)	(1,774)	(1,872)
Other (expense) income, net	(1,622)	173	(2,758)	173

(Loss) income from continuing operations	(15,468)	2,365	(5,491)	4,056
Loss from discontinued operations	-	-	-	(965)

Net (loss) income	$(15,468)	$2,365	$(5,491)	$3,091

Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.26)	$0.04	$(0.09)	$0.08
Loss from discontinued operations	-	-	-	$(0.02)
Net (loss) income	$(0.26)	$0.04	$(0.09)	$0.06

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.26)	$0.04	$(0.09)	$0.07
Loss from discontinued operations	-	-	-	$(0.02)
Net (loss) income	$(0.26)	$0.04	$(0.09)	$0.05

Weighted average common shares outstanding used in computing (loss) earnings per share
Basic	60,509	57,505	59,949	54,114
Diluted	60,509	60,648	59,949	57,403

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net (loss) income	$(15,468)	$2,365	$(5,491)	$3,091

Other comprehensive (loss) income:
Unrealized (loss) income on marketable securities	(86)	93	(1,410)	51
Foreign currency translation adjustment	(8)	25	170	23

Reclassification adjustment:
Net realized loss previously recognized in other comprehensive (loss) income	-	-	1,434	9
Comprehensive (loss) income	$(15,562)	$2,483	$(5,297)	$3,174

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine months ended
	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,491)	$3,091
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	965
Depreciation	11,612	6,655
Amortization	543	555
Stock based compensation	15,271	11,273
Amortization of discount on marketable securities	(98)	(365)
Recognized marketable securities impairment and other	3,061	9
Gain on disposal of equipment	(295)	-
Equipment impairment charge	849	-
Changes in operating assets and liabilities:
Accounts receivable	9,139	(13,367)
Inventories	(10,443)	(352)
Prepaid expenses and other assets	(595)	(3,866)
Accounts payable	(6,439)	5,816
Accrued liabilities and other liabilities	5,876	752

Net cash provided by operating activities	22,990	11,166

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(47,432)	(24,089)
Proceeds from sale of equipment	209	-
Purchase of RF group assets	-	(2,415)
Purchases of marketable securities	(15,410)	(196,358)
Proceeds from sale of marketable securities	109,358	133,762

Net cash provided by (used in) investing activities	46,725	(89,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations	-	(1,775)
Issuance of common stock	2,601	109,597

Net cash provided by financing activities	2,601	107,822

Net increase in cash and cash equivalents	72,316	29,888
Cash and cash equivalents at beginning of period	57,786	13,706

Cash and cash equivalents at end of period	$130,102	$43,594

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – SEPTEMBER 27, 2008

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

    In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

    In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company adopted FAS 159. Since the Company has not utilized the fair value option for any allowable items, the adoption of FAS 159 had no impact on the Company’s results of operations or financial position.

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

INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. We recognize interest and penalties related to the underpayment of income taxes in income tax expense. At January 1, 2007, the Company had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at September 27, 2008. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the nine months ended September 27, 2008 included $604 in actual charges and $870 in provisions resulting in the balance of $593 at September 27, 2008.  Warranty reserve movements in the nine months ended September 29, 2007 included $412 in actual charges and a $382 increase in the provision.

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

    Summarized operating results and loss on sale of discontinued operations through March 31, 2007 included with the nine months ended September 29, 2007 were as follows:

Nine months ended
September 29, 2007
Revenue	$559

Operating loss	(479)
Interest income	4
Loss on sale of discontinued operations	(490)

Loss from discontinued operations	$(965)

3.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	September 27, 2008	December 31, 2007

Raw materials	$10,513	$8,915
Work in process	21,051	15,256
Finished goods	8,927	4,055
	40,491	28,226
Reserves	(6,059)	(4,237)

Total	$34,432	$23,989

4.    (LOSS) EARNINGS PER SHARE

The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Weighted average common shares for basic (loss) earnings per share	60,509	57,505	59,949	54,114

Effect of dilutive securities:
Stock options (*)	-	1,624	-	1,703
Unvested restricted shares (*)	-	1,519	-	1,586

Adjusted weighted average shares for diluted (loss) earnings per share	60,509	60,648	59,949	57,403

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three and nine month periods ended September 27, 2008 and September 29, 2007, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted shares or units, or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Convertible notes	7,600	7,600	7,600	7,600
Stock options	2,944	434	2,944	1,732
Unvested restricted shares and units	2,895	-	2,895	10

5.    REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Broadband	$28,799	$25,570	$83,097	$76,233
Wireless	29,266	33,975	129,830	86,754

Total	$58,065	$59,545	$212,927	$162,987

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the three geographic regions are as follows:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Asia	$37,844	$40,946	$137,850	$110,549
USA and Canada	13,143	16,213	57,354	45,310
Other	7,078	2,386	17,723	7,128
Total	$58,065	$59,545	$212,927	$162,987

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

7.    MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities presented in accordance with FAS 157:

		Fair Value Measurements at Reporting Date Using
Security Type		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt securities	$6,097	$6,097	$-	$-
Government sponsored enterprise debt securities	3,013	3,013	-	-
Auction Rate Securities
Corporate Debt	4,640	-	2,640	2,000
Preferred Equity	6,178	-	-	6,178
State and Municipal	2,211	-	-	2,211
Total	$22,139	$9,110	$2,640	$10,389

    Auction rate securities (ARS) are generally long-term debt instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The mechanism generally allowed existing investors to rollover their holdings while continuing to own their respective securities or liquidating their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities the Company holds. In the period April to August, 2008 certain issuers redeemed certain of the ARS held by the Company with a carrying value of $8,295. The related issuers redeemed such ARS at par resulting in proceeds of $8,750. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security.

    At September 27, 2008, there was insufficient observable ARS market information available to determine the fair value of certain of the Company’s investments in ARS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, impact due to extended periods of maximum auction rates and estimates of the probability of the issue being called or becoming liquid prior to the final maturity.  The devaluation of the Company’s ARS holdings was determined to be other-than-temporary and the Company has recorded $1,627 and $3,064 in other expense, net of recoveries, for the three and nine month periods ended September 27, 2008, respectively.

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

    Management has the ability and intent, if necessary, to liquidate certain of its marketable securities in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, certain securities with contractual maturities greater than one year from year-end were classified as short-term. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

    As further required by FAS 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation during the three months ended September 27, 2008.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended September 27, 2008
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Beginning balance	$3,799	$5,921	$6,710	$16,430
Total gains or losses realized/unrealized
Included in (loss) earnings	187	(281)	(532)	(626)
Included in other comprehensive (loss) income	-	-	-	-
Purchases, issuances, and settlements	(1,775)	-	_	(1,775)
Transfers in and/or out of Level 3	-	(3,640)	-	(3,640)
Ending Balance	$2,211	$2,000	$6,178	$10,389

The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$(281)	$(532)	$(813)

For the nine month period ended September 27, 2008, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 27, 2008
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Beginning balance	$-	$2,324	$2,344	$4,668
Total gains or losses realized/unrealized
Included in (loss) earnings	(389)	(324)	(991)	(1,704)
Included in other comprehensive (loss) income	-	-	-	-
Purchases, issuances, and settlements	(3,900)	-	(4,650)	(8,550)
Transfers in and/or out of Level 3	6,500	-	9,475	15,975
Ending Balance	$2,211	$2,000	$6,178	$10,389

The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(389)	$(324)	$(991)	$(1,704)

8.    THIRD QUARTER 2008 CHARGES

    In the three months ended September 27, 2008 the Company recorded charges for certain management separations, equipment purchase cancellation and impairment charges and inventory reserve charges associated with reduced demand in the amounts of $6,026, $1,860 and $849 and $1,210, respectively. Of the total $9,945 aforementioned charges, $4,216 related to Cost of sales and $5,729 related to Selling and administrative expenses. The unpaid balance at September 27, 2008 was $4,768.

    The management separation charge primarily arose from the resignation of our former Chief Executive Officer, Dr. Bastani, and included separation pay, accelerated vesting of equity awards and certain other costs. During the quarter ended September 27, 2008, the Company cancelled certain manufacturing equipment purchase obligations and recorded a charge associated with these cancellations. In addition, certain surplus equipment was identified for sale and adjusted to its fair value. The inventory reserve charge was recorded after an abnormal decrease in demand for certain products.

9.    STOCK-BASED COMPENSATION

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

    Employees and outside directors have been granted restricted stock and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 11,550 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock shares and units (collectively, restricted stock) and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

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

    The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Amortization of restricted stock	$5,191	$2,742	$13,345	$9,050
Amortization of ESP Plan	-	200	400	600
Amortization of stock option awards	733	615	1,526	1,668
Total stock based compensation	$5,924	$3,557	$15,271	$11,318

By Financial Statement line item
Cost of sales	$697	$736	$2,449	$2,487
Research and development expenses	1,470	1,446	5,271	4,338
Selling and administrative expenses	3,757	1,375	7,551	4,448
Loss from discontinued operations	-	-	-	45

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

    Stock based compensation for the three and nine months ended September 27, 2008 includes $2,065 for equity awards associated with the management separation charge recorded during the three months ended September 27, 2008.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units, including 600 in the three months ended September 27, 2008. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock grants are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average price per share for restricted stock and for stock options during the period from January 1, 2007 to September 27, 2008 is presented in tabular form below:

	Restricted Stock		Stock Options
	Quantity	Weighted average price	Issuable upon exercise	Weighted average exercise price

Grants outstanding at January 1, 2007	3,138	$6.23	5,669	$8.36
Granted	1,185	12.40	182	11.48
Shares vested/options exercised	(1,916)	6.07	(2,135)	5.73
Forfeited/expired	(195)	7.21	(225)	15.29
Balance at December 31, 2007	2,212	9.61	3,491	9.68
Granted	2,402	8.28	-	-
Shares vested/options exercised	(1,536)	8.79	(384)	6.78
Forfeited/expired	(183)	14.02	(163)	13.26
Balance at September 27, 2008	2,895	$8.66	2,944	$9.86

    Included within the restricted stock shares granted in the nine months ended September 27, 2008 are 357 shares granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award. Upon Dr. Bastani’s resignation, 27 shares of the 357 LTI shares were released and 81 shares were forfeited.

As of September 27, 2008

Unrecognized stock based compensation cost
Option plans	$2,418
Restricted stock	$16,718
Weighted average remaining recognition period
Option plans	1.3 years
Restricted stock	1.3 years

Stock options outstanding at September 27, 2008 are summarized as follows:

Range of exercise prices	Outstanding Options at September 27, 2008	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at September 27, 2008	Weighted average exercise price

$1.39 - $2.89	311	4.3	$2.63	311	$2.63
$2.93 - $7.27	931	3.6	$6.73	928	$6.73
$7.65 – $8.84	868	7.1	$8.84	540	$8.84
$9.00 - $53.48	834	3.2	$17.09	763	$17.42

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the nine month periods ended September 27, 2008 and September 29, 2007 were:

	Nine months ended
	September 27, 2008	September 29, 2007

Stock option awards:
Risk-free interest rate	N/A	4.7%
Expected volatility	N/A	0.71
Average expected term (in years)	N/A	4.75
Expected dividend yield	N/A	0.0%
Weighted average fair value of options granted	N/A	$6.44

ESP Plan:
Risk-free interest rate	1.8%	4.1%
Expected volatility	1.00	0.54
Average expected term (in years)	1.00	1.00
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$1.44	$2.85

    For equity awards with expected terms of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility.

10. STOCKHOLDERS’ EQUITY

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

    As reflected in our results for the three months ended September 27, 2008, we experienced a reduction in revenue from the immediately preceding quarter due primarily to our inability to meet some customers' demand for our products.  This was a direct result of inefficiencies in our wafer fabrication operations caused by new equipment and personnel added rapidly as we attempted to increase our capacity consistent with our unprecedented growth during the last several quarters.  Failure to satisfy customers' demand also caused some of our customers to use second sources of supply, which contributed to loss of market share.  In light of the decrease in revenue and the uncertain marcoeconomic environment, we have delayed spending, including non-essential capacity-expansion capital projects, and are in the process of realigning our cost structure without compromising new product development.

    We focus on leveraging our technological advantage to remain a leading supplier of semiconductor solutions for broadband wireless and wireline communications. We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch on the same die, provides us with a competitive advantage in the marketplace. Additionally, we believe our InGaP-plus process and design technologies such as High Efficiency at Low Power provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time for products in the 3G, 3.5G and 4G markets.

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

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1%	66.1%	67.2%	66.0%

Gross margin	22.9%	33.9%	32.8%	34.0%
Research and development expenses	22.3%	21.0%	19.8%	20.5%
Selling and administrative expenses	25.1%	12.1%	15.4%	13.5%

Operating (loss) income	(24.5)%	0.8%	(2.4)%	-
Interest income	1.7%	3.9%	1.9%	3.5%
Interest expense	(1.0)%	(1.0)%	(0.8)%	(1.1)%
Other (expense) income	(2.8)%	0.3%	(1.3)%	0.1%

Loss (income) from continuing operations	(26.6)%	4.0%	(2.6)%	2.5%
Loss from discontinued operations	-	-	-	(0.6)%

Net (loss) income	(26.6)%	4.0%	(2.6)%	1.9%

    NET SALES. Net sales decreased 2.5% during the third quarter of 2008 to $58.1 million from $59.5 million in the third quarter of 2007. For the nine months ended September 27, 2008, net sales were $212.9 million, a 30.6% increase from net sales of $163.0 million for the nine months ended September 29, 2007.

    Sales of integrated circuits for wireless applications decreased 13.9% during the third quarter of 2008 to $29.3 million from $33.9 million in the third quarter of 2007. For the nine months ended September 27, 2008, net sales of integrated circuits for wireless applications increased 49.7% to $129.8 million from $86.8 million for the nine months ended September 29, 2007. The decrease in sales of integrated circuits for wireless applications in the three month period was primarily due to decreased demand for our GSM PAs, where revenue decreased by $3.2 million. The increase in sales of integrated circuits for wireless applications in the nine month period was primarily due to increased demand for our 3G (EDGE, WEDGE, CDMA2000 1X applications & WCDMA) PAs where revenue rose by $42.5 million.

    Sales of integrated circuits for broadband applications increased 12.6% during the third quarter of 2008 to $28.8 million from $25.6 million in the third quarter of 2007. For the nine months ended September 27, 2008, net sales of integrated circuits for broadband applications increased 9.0% to $83.1 million from $76.2 million for the nine months ended September 29, 2007. The increase in sales in the three and nine month periods was primarily due to an increase in demand for wireless LAN and tuner products, with combined increases of $4.7 million and $14.0 million in the related periods, partially offset by lower infrastructure demand in the amounts of $1.3 million and $8.1 million in the respective periods.

    GROSS MARGIN. Gross margin during the third quarter of 2008 decreased to 22.9% of net sales from 33.9% of net sales in the third quarter of 2007. For the nine months ended September 27, 2008, gross margin decreased to 32.8% from 34.0% for the nine months ended September 29, 2007.  The third quarter of 2008 included charges of $3.9 million associated with production equipment purchase cancelation charges, equipment impairment charges and inventory reserve charges, which the Company considers an anomaly of the period. In addition, during the three months ended September 27, 2008, depreciation expense increased by $1.5 million over the year earlier period.

    RESEARCH AND DEVELOPMENT. Company sponsored research and development expenses increased 3.5% during the third quarter of 2008 to $12.9 million from $12.5 million during the third quarter of 2007. Company sponsored research and development expenses for the nine month period ended September 27, 2008 increased 26.3% to $42.1 million from $33.3 million during the nine month period ended September 29, 2007. The increase in the three and nine months periods ended September 27, 2008 was primarily due to increased headcount and support of our R&D product and process development efforts.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 101.9% to $14.6 million during the third quarter of 2008 from $7.2 million during the third quarter of 2007. Selling and administrative expenses for the nine month period ended September 27, 2008 increased 49.1% to $32.9 million from $22.1 million during the nine month period ended September 29, 2007. The third quarter of 2008 included charges of $5.7 million associated with the departure of our former Chief Executive Officer, including $2.2 million of stock based compensation upon accelerated vesting of certain equity awards. The remaining increase in the three and nine month periods ended September 27, 2008 was primarily driven by increased staff and outside advisors costs in the respective periods.

    INTEREST INCOME. Interest income decreased 58.2% to $1.0 million during the third quarter of 2008 from $2.3 million during the third quarter of 2007. For the nine months ended September 27, 2008, interest income decreased 27.3% to $4.2 million from $5.8 million in the nine month period ended September 29, 2007. The decreases were primarily due to lower interest rates in the second and third quarters of 2008.

    OTHER (EXPENSE) INCOME. Other (expense) income of $1.6 million and $2.8 million in the three and nine month periods ended September 27, 2008 include provisions, net of recoveries, for other-than-temporary declines in value on certain auction rate securities held by the Company of $1.6 million and $3.1 million in the respective periods. The nine month period ended September 27, 2008 included $0.3 million gain on sale of equipment.

    LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations relating to Telcom was $1.0 million during 2007 and included the $0.5 million loss on sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 27, 2008, we had $130.1 million in cash and cash equivalents and $22.1 million in marketable securities.  As of September 27, 2008, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes.

    Operating activities provided $23.0 million in cash during the nine month period ended September 27, 2008, primarily as a result of our operating results adjusted for non-cash expenses.  Investing activities, consisting principally of net proceeds received from the sale of marketable securities of $93.9 million, partly offset by purchases of fixed assets of $47.4 million, provided $46.7 million of cash during the nine month period ended September 27, 2008.  Financing activities provided $2.6 million of cash, consisting of proceeds received from stock option exercises.

    We had unconditional purchase obligations at September 27, 2008 of approximately $10.9 million, of which $8.1 million relates to capital equipment purchase requirements primarily over the next three to six months. Such capital purchase requirements relate to our New Jersey manufacturing operations.

    Additionally, in early 2007, the Company signed an agreement with the Kunshan New and Hi-Tech Industrial Development Zone (KSND) in China to jointly construct a wafer fabrication facility. The agreement requires the Company to invest approximately $50.0 million over a ten-year period, inclusive of $16.7 million required by January 31, 2010, of which approximately $10.9 million has been paid or accrued as of September 27, 2008. In the event we decide unilaterally not to proceed with the agreement with KSND, our maximum obligation under the agreement with KSND is to pay KSND $16.7 million, reduced by payments made to the date of cancellation.

    We held a total of $13.0 million of auction rate securities (ARS) within our $22.1 million in marketable securities at September 27, 2008.  ARS are generally long-term debt instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allowed existing investors to rollover their holdings while continuing to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invested in these securities for short periods of time as part of our cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. In the period April to August, 2008 certain issuers redeemed certain of the ARS held by the Company with a carrying value of $8.3 million. The related issuers redeemed such ARS at par resulting in proceeds of $8.7 million. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security.

    At September 27, 2008, there was insufficient observable ARS market information available to determine the fair value of certain of our investments in ARS. Therefore, we estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, impact due to extended periods of maximum auction rates and estimates of the probability of the issue being called or becoming liquid prior to the final maturity. The ARS’ September 27, 2008 carrying value has been adjusted downward to fair value by the amounts of $1.6 million and $3.1 million in the three and nine month periods ended September 27, 2008, respectively.  The charges in the three and nine months periods ended September 27, 2008 were partially offset by $0.2 million and $0.4 million, respectively, recovered upon redemption of ARS that were previously written down.  While we believe these securities will again become liquid, the timing is uncertain.  We currently have the ability and intent to hold these auction rate securities until a recovery of the auction process, early redemption or until maturity.

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

    In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

    In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company adopted FAS 159. Since the Company has not utilized the fair value option for any allowable items, the adoption of FAS 159 had no impact on the Company’s results of operations or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified within the SEC’s rules and forms.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Gilles Delfassy, Chairman of the Board and Interim President and Chief Executive Officer of ANADIGICS, Inc.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1 Section 1350 Certification of Gilles Delfassy, Chairman of the Board and Interim President and Chief Executive Officer of ANADIGICS, Inc.

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

Dated: November 3, 2008