Form 10-K
ANADIGICS INC
filed 2009-03-02
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer /X/ Accelerated filer / / Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2008 was approximately $570 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 13, 2009 was 63,174,733 (excluding 113,761 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2009 annual meeting of shareholders (Part III).

PART I

ITEM 1. BUSINESS.

Overview

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  We believe that we are well-positioned to capitalize on the high growth voice, data and video segments of the broadband wireless and wireline communications markets.  We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (HSPA, inclusive of downlink and uplink) and Evolution Data Optimized (EVDO) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX), Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.

    Our business strategy focuses on developing RF front end solutions and partnering with industry-leading wireless and wireline chipset providers to incorporate our solutions into their reference designs.  Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    We believe our business will benefit in the long-term from two key factors: (1) fast growth in the markets for 3G, 3.5G, 4G WiMAX, WiFi and CATV products and (2) an increased dollar content of our solutions within the products in these end markets. We believe that the combination of these factors will enable us to outpace the overall end product unit growth in these broadband wireless and wireline communications markets.  For example, additional PAs with higher performance levels and integration are required in 3G and 3.5G wireless handsets as compared to prior standards.  The complexity of 3G, 3.5G and 4G designs coupled with our selection in several leading reference designs allows us to capitalize on the growth in the 3G, 3.5G and 4G markets. In the WiFi market, our business benefited from both the continued unit growth in the overall WiFi market as well as the growing adoption of the 802.11 a/b/g standards and the 802.11 n MIMO standard, which commonly use multiple PAs with each chipset.  We experienced growth in our CATV set-top box business, comprised of semiconductor tuners and active splitters, as a result of the increasing popularity of cable set-top boxes that incorporate enhanced functionality such as digital video recorders (DVRs) and high definition television (HDTV) reception.  In addition, we believe that the new generation of cable modems based on the Data Over Cable Service Interface Specification 3.0 (DOCSIS-3.0) standard will increase the addressable market for our semiconductor tuners and upstream amplifiers.  We believe our infrastructure business will continue to benefit from the adoption of 1 GHz CATV products, driven by system upgrades from the existing 870 MHz standard in the U.S., from increased demand in the European and Chinese markets for such CATV products, and from optical network amplifiers used in FTTP systems such as Verizon Communication Inc.’s (Verizon) FiOS.

    We continue to focus on leveraging our technological advantages to remain a leading supplier of innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the marketplace.  Additionally, we believe technologies such as High Efficiency at Low Power (HELP-TM, HELP2-TM and HELP3-TM, collectively HELP) power amplifiers provide our customers a competitive advantage by enabling their 3G, 3.5G and 4G devices to consume less battery power and deliver longer talk time than comparable products in their markets.

    Our six-inch diameter Gallium Arsenide (GaAs) wafer fabrication facility (fab) located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  We are actively exploring future sources of additional manufacturing capacity including pursuing relationships with foundries.  Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated.  Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors.

Industry Background

Wireless 3G Market

    Growth in the unit shipments of wireless handsets that are capable of operating in EDGE, W-CDMA/HSPA, CDMA/EVDO and other 3G and 4G standards is expected to significantly outpace the growth in the overall market over the next several years.  According to Allied Business Intelligence (ABI), the number of wireless modems and handsets manufactured for these new standards is expected to grow from approximately 520 million units shipped in 2007 to 1,465 million units by 2012, almost tripling in five years. The manufacturing of wireless handsets and modems incorporating 3G and 4G technologies is growing considerably faster than the overall number of wireless handsets and modems manufactured, which ABI forecasts to grow from 1,169 million units in 2007 to 1,865 million units in 2012, a 60% increase over the same period. As a qualified PA supplier on many Qualcomm Incorporated (Qualcomm) reference designs for the W-CDMA/HSPA and CDMA/EVDO platforms, we believe we are well positioned to benefit from the market transition to 3G and 3.5G technologies.

    Traditionally, the chipset in a wireless handset required one or two power amplifiers.  As wireless operators gained additional frequency licenses to deploy 3G and 4G networks, requirements for handsets that can operate in both the older and newer 3G and 4G bands have multiplied. The result is an increased demand for multiple power amplifiers in handsets, datacards and wireless modems to enable roaming between older and newer networks.  These wireless devices also require PAs with higher power and better linearity to meet more demanding performance specifications.

    The key drivers of growth in the wireless handset market are:

•	Deployment of 3G and 3.5G networks and services.

•	New subscriber additions in emerging markets.

•	New features and applications to drive replacements in established markets.

•	Convergence of voice, data and video services.

    The wireless capabilities of wireless handsets are provided primarily by a semiconductor chipset.  The key components of a wireless chipset are typically a PA, transceiver and baseband.  The PA boosts the transmit signal, providing RF power to enable user roaming and high data throughput.  As additional features and functionality are incorporated into wireless handsets to leverage the 3G and 3.5G broadband networks that enable streaming voice, data and video services, increasing demands are placed on the wireless handset battery, thereby reducing battery life.  The high-performance PA is a critical component in the handset because it directly affects battery life and, consequently, available talk time.  We believe our differentiated InGaP-plus process and design technologies such as HELP provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time.  The adoption of 3G and 3.5G networks with HSPA standards for voice and multimedia is a positive catalyst for our 3G and 3.5G products.  3G and 3.5G networks not only enable data and multimedia applications, but also provide for a lower cost per subscriber, and as a result are being quickly adopted by network service providers.

    In addition to wireless handsets and data cards, 3G and 3.5G capabilities are increasingly being embedded in notebook computers. We are a leading participant in this market through the use of our power amplifiers in Qualcomm reference designs, and in embedded wireless modules manufactured by leading providers to this growing market.

4G WiMAX Market

    The 4G WiMAX standard continues to gain momentum, as commercial mobile broadband wireless services that use this technology are now being offered, or are planned for introduction, in the United States, Korea, Japan, Russia and other locations. Sprint Nextel Corporation launched its Xohm service in Baltimore, Maryland and a Sprint-Clearwire joint venture (“Clearwire”) intends to provide nationwide service in the United States. According to ABI, the worldwide market for WiMAX-enabled handsets alone is expected to be 4.2 million units in 2009 and to grow to 59.5 million units in 2013, representing a 94% compound annual growth rate over that period of time. We currently ship WiMAX PAs for mobile connectivity to several customers for point-to-point connectivity. We believe that our relationships with leading WiMAX equipment and chipset vendors have positioned us to be one of the market-leading providers of WiMAX PAs in the world.

Wireless Fidelity (WiFi)

    As with wireless handsets, the wireless capabilities of WiFi, or wireless LAN, networking products are provided primarily by a semiconductor chipset.  A WiFi chipset typically contains a PA, radio transceiver and a digital media access controller.  The PA boosts the transmit signal, thereby improving the range and data throughput.  Traditionally, either a single-band or multi-band PA supported each WiFi chipset depending on the complexity of the system.  With the advent of the 802.11n standard in 2007, WiFi products for mobile computing expanded into MIMO architectures which had two major impacts on the power amplifier space:  (i) For every WiFi chipset in a MIMO system, as many as three single or multi-band power amplifiers are required and (ii) with the increase in functionality combined with requirements for smaller product size, it has become more common for power amplifiers to be embedded in front end modules (FEM) and front end integrated circuits (FEIC).

    ABI forecasts that shipments of WiFi-enabled devices will grow from 450 million units in 2008 to over 1.6 billion units in 2013, representing a 29% compounded annual growth rate over that period of time. ABI further estimates that in 2008 about 47% of all WiFi integrated circuits shipped conformed to the 802.11n standard, and forecasts that market share to exceed 95% by 2013. Taking into account the MIMO technology supported by the 802.11n standard, the growth rate of power amplifier demand is expected to significantly outpace that of the WiFi chipset during this time.  We offer a strong portfolio of differentiated products in this high-growth market and expect to benefit from both the unit growth and increased PA content in dual-band 802.11n MIMO WiFi systems.

    WiFi attach rates in notebook computers have increased to record numbers and WiFi functionality is now being embedded in other consumer electronic devices such as cameras, printers, audio devices, mobile phones and gaming consoles.  We continue to supply RF front end sockets in next-generation reference designs from leading WiFi chipset providers for all applications.

Cable Set-Top Box and Cable Modem Markets

    The markets for CATV set-top boxes and cable modems are being shaped by several key trends.  Set-top boxes are incorporating advanced functionality, to leverage the convergence of voice, data and video services over the broadband network, such as DVR, HDTV, wireless internet access, interactive services, home networking and gaming.  These new features are driving demand for both new and replacement set-top boxes.  As a long-term supplier to Cisco Systems Inc. (Cisco) and Motorola, Inc., we believe that we are well positioned to benefit from these trends.  We also believe that the rollouts of DTV in China and parts of Europe, and Verizon’s FiOS in the U.S., are contributing to sustained demand for digital set-top boxes.

    We also believe that as the cable modem market transitions to the new DOCSIS 3.0 standard it will provide an additional opportunity for our semiconductor tuners and upstream amplifiers.  The DOCSIS 3.0 standard uses multiple channels simultaneously to provide wider bandwidth and higher data throughput than previous technologies, and we believe that we are well positioned to support this market opportunity. As of December 2008, we provided the only upstream amplifier product incorporated into any DOCSIS 3.0 certified cable modem.

CATV Infrastructure and FTTP

    We are a leading supplier of 12V and 24V line amplifier radio frequency integrated circuit (RFIC) amplifiers and drop amplifiers to the CATV infrastructure market.  This market is experiencing growth globally as a result of increasing CATV infrastructure bandwidth requirements, the need of cable service providers to offer converged voice, data and video services over their broadband networks, and the increased deployment of CATV fiber nodes.  We are participating in the upgrade in infrastructure bandwidth to 1 GHz through our collaboration with industry leaders, and as a result of the rollout of digital cable in China and parts of Europe.  Historically, we have enjoyed long product life cycles in these markets.  Additionally, we are providing optical network RF amplifiers in the FTTP market for use in systems such as Verizon’s FiOS, for which deployments continue throughout the U.S.

Our Strategy

Our objective is to be the leading supplier of RF semiconductor solutions to the wireless and wireline communications markets.  The key elements of our strategy include:

•
Focus on the high-growth end markets of broadband wireless and wireline. We target the fastest-growing and most sophisticated segments of the wireless and wireline communications markets. These segments offer the largest growth opportunity and the greatest opportunity for semiconductor manufacturers to extract value.

•
Create innovative RF patented technology resulting in industry-leading products. Our longstanding reputation of innovation in process technology and design has resulted in best-in-class RF products. We consistently provide performance advantages that help our customers deliver differentiated products to market.

•
Work closely with industry-leading customers and partners. We strive to develop close working relationships with industry leaders in the wireless and broadband markets. These relationships give us insight into the most important specifications for next-generation products.

•
Build market share to improve economies of scale. Establishing our business as a leading technology enabler for the long-term involves responsible investment for future technologies supported by appropriate long-term return. Increased volumes are critical to semiconductor companies and consistent with long-term viability for our business.

•
Focus on improving our financial model.  We seek to increase our gross margins and profitability by focusing on those products and markets where we can achieve a strong market position by deploying our technological leadership.  We intend to focus on supplying products in the following markets for this purpose:  (1) 3G standards CDMA/EVDO, W-CDMA/HSPA and UMTS, (2) 4G standards LTE and WiMAX, (3) WiFi standards 802.11 a/b/g and 802.11 n, (4) CATV set-top boxes and cable modems, and (5) CATV and FTTP infrastructure amplifiers.

Products

    We classify our revenues based upon the end application of the product in which our integrated circuits are used.  For the years ended December 31, 2006, 2007 and 2008, wireless accounted for approximately 55%, 56% and 60% respectively, of our total net sales, while broadband accounted for approximately 45%,  44% and 40%, respectively, of our total net sales.

Wireless

    Our Wireless product line includes power amplifier modules for CDMA/EVDO, GSM/EDGE, WCDMA, HSPA and other wireless technologies for mobile handsets and PC datacards. The following table sets forth information regarding our principal products in the wireless mobile handset and datacard market:

Product	Application
Handset and Datacard Products	Many handset and datacard platforms require more than one Power Amplifier to enable roaming and multiband operation.
Power Amplifier (PA)	Used in RF transmit chain of wireless handset, PC datacard or embedded module to amplify uplink signal to base station.
Single-band PA Module	Frequency-optimized InGaP PA used in CDMA, WCDMA, and HSPA equipment to enable operation in one band.
Multi-band PA Modules (Dual, quad, penta)	Multiple InGaP PA’s and other components in a single package. Used in multiple technologies to enable operation in multiple bands or function in multi-mode platforms.
HELP™ PA Module (multiple versions)	ANADIGICS proprietary High Efficiency at Low Power PA design reduces average PA power consumption by 50-75% in CDMA, W-CDMA, and HSPA equipment.
ZeroIC™ PA Module	Unique InGaP PA design for specific Qualcomm CDMA platforms includes switched RF path with zero current consumption to conserve battery life at lower power levels.
Front End Module	Includes one or more InGaP PA’s with other RF components such couplers, transmit filters, duplexers and antenna switches in a single package for simplified RF designs.

Broadband

    Our Broadband product line encompasses video and data telecommunications systems, primarily consisting of CATV, WiFi, WiMAX and FTTP applications.

The following table outlines our principal CATV products and their applications:

Product	Application
CATV Set-Top Box and Cable Modem Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.
Upstream Amplifiers	Used to amplify and control the level of signals in the return path.

Product	Application
CATV Infrastructure Products
Line Amplifiers	Used to distribute RF signals from headends to subscribers.
Drop Amplifiers	Used to amplify RF signals at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for FTTP and FiOS.

The following table sets forth information regarding our principal products in the WiFi market:

Product	Application
WiFi Products
2.4 GHz (802.11 b/g) PAs and Front-End ICs	Used in wireless network interface cards (NIC), embedded notebook computers (mini-PCI) and access point (AP) applications to boost the transmit signal for increased range and data throughput.
5 GHz (802.11 a) PAs and Front-End ICs	Used in wireless rich-media applications, such as streaming audio/video, to boost the transmit signal for increased range and data throughput.
Dual Band (802.11 a/b/g) PAs and Front-End ICs	Used in wireless network systems that require seamless transition between frequencies to mitigate interference and congestion.
MIMO (802.11n) PAs and Front-End ICs	Used in multimedia applications for higher data throughput and greater WiFi coverage.

The following table sets forth information regarding our principal products in the WiMAX market:

Product	Application
WiMAX Products
Mobile WiMAX PAs	PA modules used for mobility applications.
Fixed Point WiMAX PAs	PA modules used for point-to-point CPE applications.

Marketing, Sales, Distribution and Customer Support

    We sell our products primarily to our direct customers worldwide and have developed close working relationships with leading companies in the broadband wireless and wireline communications markets.  Additionally, we selectively use independent manufacturers’ representatives and distributors to complement our direct sales and customer support efforts.  Our relationships with our distributors enable them to maintain local practices regarding inventories and payment terms while supporting our growth in Asia.  Working with distributors like World Peace Group, who had a vast sales network, provides us access to tier-one customers in Asia.  We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

    We believe that the technical nature of our products and markets demands an unwavering commitment to building and maintaining close relationships with our customers.  Our sales and marketing staff, which is assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis.  Our design and applications engineering staff actively communicate with customers during all phases of design and production.  We have highly specialized field application engineering teams near our customers in Korea, Taiwan and China, as well as a system application team in Denmark, which is located near key European handset original equipment manufacturers (OEM’s) and chipset providers.  We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

    We believe that reference-design manufacturers in the broadband wireless and wireline communications markets will continue to play an important role in the future of these markets.  Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to penetrate these market opportunities.

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

    As part of our business plans, we are actively exploring future sources of additional manufacturing capacity with foundries.

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

Research and Development

    We have made significant investments in our proprietary processes, including product design and wafer fabrication, which we believe gives us a competitive advantage.  Research and development expenses were $35.1 million, $46.5 million and $54.5 million in 2006, 2007 and 2008, respectively. We continue to focus our research and development on PAs and front end modules for EDGE, CDMA, EVDO, W-CDMA, HSPA in the wireless handset and infrastructure markets, and on semiconductor tuners, active splitters, WiFi PAs and Front-End ICs, WiMAX PAs, CATV infrastructure amplifiers and FTTP amplifiers in the broadband market.

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

Customers

    Sales to Intel Corporation (Intel) and Samsung Electronics Co., Ltd (Samsung) accounted for 18% and 16%, respectively, of total net sales during 2008. No other customer accounted for 10% or more of total net sales during 2008.  See “Risk Factors—We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers would materially and adversely affect our revenues and our ability to forecast revenue.”

Employees

    As of December 31, 2008, we had 657 employees.

Competition

    We compete with U.S. and international semiconductor and integrated circuit manufacturers of all sizes.  Our key competitors are Avago Technologies Limited, Microtune, Inc., RF Micro Devices, Inc., SiGe Semiconductor, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc.

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

Patents, Licenses and Proprietary Rights

    It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs.  We own 65 U.S. patents and have 6 pending U.S. patent applications.  The U.S. patents were issued between 1991 and 2008 and will expire between 2010 and 2025.

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

Available Information

    Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.anadigics.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.  All SEC filings are also available at the SEC’s Web site at www.sec.gov

************************************************************************

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

Risks Related to ANADIGICS

We have experienced losses in the past, and expect to continue to incur losses.

    We have incurred substantial operating and net losses in the past.  While we had positive operating results during calendar year 2007, we had a net loss in calendar year 2008 as a result of the general economic downturn, market factors beyond our control and a loss in market share, and we expect to continue to incur losses in 2009. Additionally, we compete in an industry with limited visibility into customers’ forecasts beyond just a few quarters. If economic conditions worsen or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

Unfavorable general economic conditions in the United States or in other major markets could negatively impact our financial performance.

    Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the demand for some of our products. Our customer base includes OEMs that are reliant on consumer demand. Consumers may seek to reduce discretionary spending, which can soften demand for our customers’ products and can negatively affect our financial performance.

If we fail to sell a high volume of products, our operating results may be harmed.

    In calendar years 2007 and 2008 we increased capacity in our manufacturing facility in order to attempt to meet customer demands. At present, we are underutilizing this facility, resulting in excess capacity.  This excess capacity means we incur increased fixed costs in our products relative to the revenues we generate.  Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results.  If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed.  During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations.  We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed in the short term.  If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short term, which would have an adverse effect on our results of operations. If we are unable to improve utilization levels and correctly manage capacity, the increased expense levels relative to revenue will have an adverse effect on our business, financial condition and results of operations.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenue.

    We receive a significant portion of our revenues from a few significant customers and their subcontractors.  Sales to Intel and Samsung accounted for 18% and 16%, respectively, of total net sales during 2008.  Sales to our greater than 10% customers have exceeded 30% of total net sales in each of the last three fiscal years.  Our financial condition and results of operations have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements.  If we were to lose any of our major customers, or if sales to these customers were to decrease materially, our financial condition and results of operations could be materially and adversely affected.

We may not fully realize the benefits from our cost reduction measures and our plans may have insufficiently addressed market conditions.

    In November 2008, we began implementing cost reduction measures, which included approximately a 15% reduction in our worldwide workforce, and other cost reduction initiatives.   The measures were adopted with a view towards eliminating approximately $15 million to $20 million in annual expenses.   No assurance can be given that the implementation of the cost reduction plan will generate all of the anticipated cost savings and other benefits or that future or additional measures are not required. We may have incorrectly anticipated the extent and term of the market decline and weakness for our products and services and we may be forced to restructure further or may incur future operating charges due to poor business conditions.

We face risks from failures in our manufacturing processes and the processes of our vendors.

    The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of GaAs requiring multiple process steps.  It requires production in a highly controlled, clean environment.  Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, downtime on equipment, human error, or a number of other factors can cause a substantial interruption in our manufacturing processes.  Moreover, our manufacturing process is subject to fluctuations in our demand and fab utilization. In an environment of increasing manufacturing output and personnel to satisfy increasing demand, we may incur manufacturing disruptions limiting supply to customers.

    Additionally, our operations may be affected by lengthy or recurring disruptions of operations at our production facility or those of our subcontractors.  These disruptions may include electrical power outages, fire, earthquakes, flooding, international conflicts, war, acts of terrorism, or other natural or man-made disasters.  Disruptions of our manufacturing operations could cause significant delays in our shipments unless and until we are able to shift the manufacturing of such products from an affected facility to another facility or the disruption is remedied.  Furthermore, many of our customers require that they qualify a new manufacturing source before they will accept products from such source.  This qualification process may be expensive and time consuming.  In the event of such delays, we cannot assure you that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all.  Even if alternative manufacturing capacity or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers.  We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing.

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

    We also depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations.

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

    Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, distributors, reference design providers or other third parties with whom we have or may in the future have relationships.  If our competitors are able to strengthen existing, or establish new, relationships with these third parties they may rapidly acquire market share at our expense, which occurred to some extent in 2008 when we were unable to fully meet customer demand due to capacity constraints.  We cannot assure you that we will be able to compete successfully against current and potential competitors.  Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our financial condition and results of operations.

Our dependence on foreign semiconductor component suppliers, assembly and test operations contractors could lead to delays in or reductions of product shipments.

    We do not assemble or test all of our integrated circuits or multi-chip modules.  Instead, we provide the integrated circuit die and, in some cases, packaging and other components to assembly and test vendors located primarily in Asia.  Our products contain numerous component parts, substrates and silicon-based products, obtained from external suppliers. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality, fabrication costs, warranty issues and protection of intellectual property. Further, we are dependent upon a few foreign semiconductor assembly and test subcontractors.  If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations. If we are unable to obtain sufficient high quality and timely component parts, assembly or test service, if we experience delays in transferring or requalifying our production between suppliers, assembly or test locations or if means of transportation to or from these locations are interrupted, we would experience increased costs, delays or reductions in product shipment, and/or reduced product yields, which could materially and adversely affect our financial condition and results of operations.

Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.

    We do not manufacture any of the starting wafers, packaging or passive components used in the production of our gallium arsenide integrated circuits.  While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for certain epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facility. If we were to lose this sole source of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. Packaging and passive components are available from a limited number of sources. To the extent that we are unable to obtain these packaging or passive components in the required quantities, as has occurred from time to time in the past, we could experience delays or reductions in product shipments, which could materially and adversely affect our financial condition and results of operations.

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

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

    The fabrication of integrated circuits from substrate materials and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments, which we may experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could:

•	lose revenues;

•	incur increased costs such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products; or

•	experience increased product returns or discounts.

We face a risk that capital needed for our business will not be available when we need it.

    In the future, we may need to access sources of financing to fund our growth.  Taking into consideration our cash balance as of December 31, 2008, including marketable securities of $145.7 million, $119.4 million (82%) of which is fully guaranteed by the federal government, we believe that our existing sources of liquidity will be sufficient to fund our research and development, capital expenditures, working capital requirements, interest and principal payment obligations under our $38.0 million in outstanding convertible senior unsecured notes due October 2009 and other financing requirements for at least the next twelve months.

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

    We maintain significant investments in financial instruments including corporate debt obligations, auction rate securities, certificates of deposit and government-related obligations, which included $6.9 million carrying value of auction rate securities at December 31, 2008. These investments must be supported by actively trading financial markets in order to be liquid investments. Financial markets can temporarily or permanently have an imbalance of buyers and sellers that can impact valuations and liquidity. Auction rate markets have experienced imbalances since late 2007 and may continue to be imbalanced. Such imbalances could negatively impact the fair value of our investments, requiring a charge against income as occurred in 2007 and 2008, our access to cash and the liquidity of our marketable securities. We can not assure you that our marketable securities could be sold for their carrying value or in our required time frame to support our intermediate term cashflow and liquidity needs.

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

    Sales to customers located outside the United States and Canada (based on shipping addresses and not on the locations of ultimate end users) accounted for 62%, 71% and 74% of our net sales for the years ended December 31, 2006, 2007 and 2008, respectively.  We expect that international sales will continue to represent a significant portion of our net sales.  In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of gallium arsenide integrated circuits, and assemble and test nearly all of our products.

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

We and certain of our officers and directors are defendants in litigation and the outcome of these lawsuits may, to the extent not covered by insurance, negatively affect our financial condition, results of operations and cash flows.

    In late 2008, two putative class action lawsuits were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former directors and officers, alleging federal securities fraud claims and seeking unspecified damages arising out of the alleged non-disclosure of information concerning, among other things, manufacturing inefficiencies and customer demand.  The longer of the class periods alleged in these lawsuits runs from February 12, 2007 through October 22, 2008.  In early 2009, two shareholders’ derivative lawsuits were filed in New Jersey Superior Court against the Company, as a nominal defendant, and certain of its current and former directors, alleging state law claims and seeking unspecified damages arising out of the same events at issue in the putative class action lawsuits.  Neither the putative class action lawsuits nor the shareholders’ derivative lawsuits have yet advanced beyond the preliminary procedural stages.  (See “Item 3. Legal Proceedings” for additional details on these cases and related matters.)

    At this time, we cannot predict the probable outcome of these lawsuits.  The pendency of these lawsuits, and any others that might subsequently be filed against us, could divert the attention of management from our business, harm our reputation and otherwise have a negative effect on our financial condition, results of operations and cash flows.  Any adverse outcome in any one of these lawsuits may, to the extent not reimbursed by insurance, have a negative effect on our financial condition, results of operations and cash flows.

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

    We also lease approximately 39,200 square feet in aggregate of office space in the following locations: Atlanta, Georgia; Tyngsboro, Massachusetts; Richardson, Texas; Taipei, Taiwan; Aalborg, Denmark; China; and South Korea under lease agreements with remaining terms ranging from four to thirty six months that can be extended, at our option.

ITEM 3. LEGAL PROCEEDINGS.

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions relating to, among other things, Anadigics's manufacturing capabilities and the demand for its products.  The longer of the proposed class periods alleged in the Class Actions runs from February 12, 2007 through October 22, 2008.  Currently pending before the District Court are various motions by certain members of the proposed class seeking appointment as Lead Plaintiff.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  The plaintiffs in the Derivative Lawsuits have filed a motion seeking, among other things, to consolidate their respective suits.

    Because the Class Actions, which are in a preliminary stage, do not specify alleged monetary damages, we are unable to reasonably estimate any possible range of loss, if any, to the Company in connection therewith.

    We are also a party to ordinary course litigation arising out of the operation of our business. We believe that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

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

	High	Low
Calendar 2008
Fourth Quarter	$2.96	$1.13
Third Quarter	10.53	2.88
Second Quarter	13.95	6.52
First Quarter	11.59	5.85

Calendar 2007
Fourth Quarter	$19.53	$9.83
Third Quarter	18.60	12.80
Second Quarter	14.36	10.31
First Quarter	13.71	8.39

    As of December 31, 2008, there were 63,174,583 shares of Common Stock outstanding (excluding shares held in Treasury) and 765 holders of record of the Common Stock.

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

    See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007, and 2008 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2004, 2005 and 2006 and for the years ended December 31, 2004 and 2005 have been derived from our audited financial statements, as adjusted for discontinued operations, that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2004	2005	2006	2007	2008
RESULTS OF OPERATIONS
Net sales	$86,904	$103,871	$166,442	$230,556	$258,170
Gross profit	13,246	21,736	50,231	78,788	78,587
Operating (loss) income from continuing operations	(41,352)	(27,950)	(8,483)	2,078	(38,267)
(Loss) income before income taxes	(42,614)	(30,466)	(7,870)	6,916	(41,872)
Net (loss) income from continuing operations	(42,614)	(30,466)	(7,870)	6,916	(41,872)

(Loss) earnings per share from continuing operations:
Basic	$(1.32)	$(0.90)	$(0.18)	$0.13	$(0.70)
Diluted	$(1.32)	$(0.90)	$(0.18)	$0.12	$(0.70)

BALANCE SHEET DATA:
Total cash and marketable securities	$104,051	$86,357	$83,482	$176,812	$145,724
Total assets	185,895	168,273	182,602	333,461	303,777
Total capital lease obligations	18	2,032	1,775	-	-
Current portion of long-term debt	-	46,700	-	-	38,000
Long-term debt	84,700	38,000	38,000	38,000	-
Total stockholders’ equity	84,615	58,135	115,760	250,106	230,008

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include power amplifiers, tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency and front end modules.  We believe that we are well-positioned to capitalize on the high growth voice, data and video segments of the broadband wireless and wireline communications markets.  We offer 3G products that use the W-CDMA, EDGE and WEDGE standards, 3.5G products that use HSPA and EVDO standards, 4G products for WIMAX systems, WiFi products that use the 802.11 a/b/g and 802.11 n MIMO standards, CATV cable modem and set-top box products, CATV infrastructure products and FTTP products.

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

    We continue to focus on leveraging our technological advantages to remain a leading supplier of semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the marketplace.  For instance, we believe technologies such as HELP provide our customers a competitive advantage by enabling their 3G, 3.5G and 4G devices to consume less battery power and deliver longer talk time than comparable products in their markets.

    Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  We are actively exploring future sources of additional manufacturing capacity including pursuing relationships with foundries.  Unlike traditional CMOS silicon fabs that have short technology lifecycles and require frequent capital investments, GaAs fabs are more similar to analog fabs that have long lifecycles and do not become quickly outdated.  Our six-inch wafer fab allows us to produce more than twice the RF die per wafer compared with the four-inch wafer fabs still used by some of our competitors.

    Although we have achieved annual growth in revenue since 2004, we have experienced a decline in quarterly revenue in the third and fourth quarters of 2008, which has resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the current macroeconomic environment.  We expect a sequential revenue decline in the first quarter 2009.

    During the fourth quarter of 2008, we announced the implementation of a workforce reduction which eliminated approximately 100 positions. The workforce reduction along with other cost reduction actions were initiated with a view to achieving annual savings of approximating $15 million to $20 million which we expect to be realized in 2009. Additionally, in the fourth quarter, we re-evaluated and cancelled our previous plans for expanding wafer manufacturing to a facility we were constructing in China. After evaluating the recoverability of our capital investment in China, we recorded a $13.0 million impairment charge on that investment. Additionally, after evaluating and discounting future cashflows underlying our goodwill and intangible assets associated with our WiFi reporting unit, we have fully impaired those assets, resulting in impairment charges of $6.2 million.

    We believe our markets are, and will continue to remain, competitive which could result in continued quarterly volatility in our net sales. This competition has resulted in, and is expected over the long-term to continue to result in competitive or declining average selling prices for our products and increased challenges in maintaining or increasing market share.

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

REVENUE RECOGNITION

    Revenue from product sales is recognized when title to the products is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the sales order. We sell to certain distributors who are granted limited contractual rights of return and exchange and certain pre-negotiated individual product-customer price protection. Revenue from sales of our products to distributors is recognized, net of allowances, upon shipment of the products to the distributors. At the time of shipment, title transfers to the distributors and payment from the distributors is due on our standard commercial terms; payment terms are not contingent upon resale of the products. Revenue is appropriately reduced for the portion of shipments subject to return, exchange or price protection. Allowances for the distributors are recorded upon shipment and calculated based on the distributors’ indicated intent, historical data, current economic conditions and contractual terms.  We believe we can reasonably and reliably estimate allowances for credits to distributors in a timely manner. We charge customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Such amounts are recognized as cancellation revenue when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with our inventory obsolescence policy.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    We maintain an allowance for doubtful accounts for estimated losses resulting from our customers' failure to make payments. If the financial condition of our customers were to erode, making them unable to make payments, additional allowances may be required.

WARRANTY COSTS

    We provide for potential warranty claims by recording a current charge to income. We estimate potential claims by examining historical returns and other information deemed critical and provide for an amount which we believe will cover future warranty obligations for products sold. The liability for warranty costs is included in accrued liabilities in the consolidated balance sheets.

STOCK-BASED COMPENSATION

    We account for stock-based compensation costs in accordance with Financial Accounting Standards Board Statement No. 123R, “Share Based Payment” (FAS 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period. Determining the fair value of certain awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free interest rate. Our expected volatility has been a combination of both Company and peer company historical volatility, which at the time of grant, we deemed reflective of our development as a larger capitalization company. The expected term of the stock options is based on several factors including historical observations of employee exercise patterns and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

MARKETABLE SECURITIES

    Available-for-sale securities are stated at fair value, as determined by quoted market prices or, as needed, independent valuation models, with unrealized gains and losses reported in other accumulated comprehensive income or loss. Independent valuations developed to estimate the fair value of illiquid auction rate securities (ARS) were determined using a combination of two calculations: (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present value using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underling structure of each security, expected cash flows, discount rates, credit ratings, workout periods and overall capital market liquidity. We review our investments on an ongoing basis for indications of possible impairment, and if an impairment is identified, we determine whether the impairment is temporary or other-than-temporary, in which case it is recorded as a charge to income. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. Unrealized losses are recognized in our consolidated statement of operations when a decline in fair value is determined to be other than temporary. The primary factors we consider in classifying the impairment are the extent to which and period of time that the fair value of each investment has declined below its cost basis.

INVENTORY

    Inventories are valued at the lower of cost or market ("LCM"), using the first-in, first-out method. We capitalize production overhead costs to inventory on the basis of normal capacity of the production facility and in periods of abnormally low utilization we charge the related expenses as a period cost in the statement of operations.  In addition to LCM limitations, we reserve against inventory items for estimated obsolescence or unmarketable inventory. The reserve for excess and obsolete inventory is primarily based upon forecasted short-term demand for the product. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  In the event we sell inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost, net of the reserve.

LONG-LIVED ASSETS

    Long-lived assets include fixed assets, goodwill and other intangible assets. We regularly review these assets for indicators of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value.

    Goodwill and intangibles impairment
    Goodwill is required to be tested for impairment at the reporting unit level on an annual basis to assess whether the fair value of the reporting unit could be below its carrying value. Our goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed. The first step of the two-step impairment test compares the carrying value of the reporting unit to its fair value calculated using the income approach based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue growth, other operating costs and discount rates. If the fair value of the unit is less than the carrying value of its net assets, we perform step two of the impairment test. In step two, we allocate the fair value of the reporting unit to its underlying assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the unit was the price paid to acquire the reporting unit. Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. During the fourth quarter of 2008, we performed an impairment test on our WiFi reporting unit in which our step two analysis resulted in no implied fair value of goodwill and such value was expensed as an impairment charge in our statement of operations.

    Impairment of long-lived assets
    We assess the impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. An impairment occurs when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of such assets. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions. The net carrying values of assets not recoverable through future cash flows are reduced to fair value. Estimates of fair value represent management’s best estimates based on industry trends, and market rates and transactions. In connection with completing step two of our goodwill impairment analysis during the fourth quarter of 2008, we assessed the fair values of our related intangible assets, consisting principally of assembled workforce related to the WiFi reporting unit and expensed such value as an impairment charge in the statement of operations.

    During the fourth quarter of 2008, we evaluated our future options with regard to our investment in constructing a wafer fabrication facility in Kunshan China and subsequently estimated and evaluated future cashflows associated with this investment. Such estimates included significant assumptions on possible recoveries through a sale of the facility, further investment, and a return in demand for production capacity and discount rate. After evaluating the discounted cash flows, we fully impaired the investment and charged such amounts within restructuring and impairment charges in our statement of operations.

    Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. Management considers sensitivities to capacity, utilization and technological developments in making its assumptions of fair value.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2006	2007	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.8	65.8	69.6

Gross profit	30.2	34.2	30.4
Research and development expense	21.1	20.2	21.1
Selling and administrative expenses	14.2	13.1	15.9
Restructuring and impairment charges	-	-	8.2

Operating (loss) income	(5.1%)	0.9%	(14.8%)
Interest income	3.3	3.5	2.0
Interest expense	(2.9)	(1.1)	(0.9)
Other income	-	(0.3)	(2.5)

(Loss) income from continuing operations	(4.7%)	3.0%	(16.2%)
Loss from discontinued operations	(0.6%)	(0.4%)	-
Net (loss) income	(5.3%)	2.6%	(16.2%)

2008 COMPARED TO 2007

    NET SALES. Net sales for the year ended December 31, 2008 increased 12.0% to $258.2 million, compared to net sales for the year ended December 31, 2007 of $230.6 million. The net sales improvement was primarily due to increased demand for wireless third generation technologies (or 3G), most significantly WCDMA.

    Net sales for the year ended December 31, 2008 for the Company’s wireless products increased 19.9% to $154.7 million compared to net sales for the year ended December 31, 2007 of $129.0 million.  The net sales improvement was primarily due to increased demand for power amplifiers for 3G applications of $34.7 million or 29.1%, most significantly in WCDMA applications. The growth in 3G was partially offset by lower net sales in power amplifiers for GSM of $9.1 million or 91.5%, which resulted from the Company’s shift in market focus to 3G technologies.

    Net sales for the year ended December 31, 2008 for the Company’s broadband products increased to $103.5 million or 2.0% compared to net sales for the year ended December 31, 2007 of $101.5 million.   The net sales improvement was due to increased demand for integrated circuits used in cable set-top boxes of $10.2 million or 55.4% partly offset by a decline in cable infrastructure and WiFi applications of $8.2 million or 9.9%.

    GROSS MARGIN. Gross margin for 2008 declined to 30.4% of net sales, compared with 34.2% of net sales in the prior year. The decline in gross margin was impacted by $7.1 million in charges principally comprised of production equipment purchase cancelation charges of $1.9 million, impairment charges on equipment held for sale of $1.5 million and $3.5 million of inventory reserve charges on dedicated inventory which is surplus to reduced customer demand. In addition, depreciation expense increased by $5.4 million, which was partially offset by improvements in product mix.

    RESEARCH & DEVELOPMENT. Company sponsored research and development expenses increased 17.0% during 2008 to $54.5 million from $46.5 million during 2007. The increase was primarily due to an expansion and focus in research and development efforts on new product development, requiring increased staffing and support costs, including automated design tools. In addition, our purchase of the RF group from Fairchild Semiconductor on September 5, 2007 which further added to our new product development capability, impacted the year on year comparison in the amount of $2.9 million, such amount was primarily comprised of staffing-related costs.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 36.2% during 2008 to $41.1 million from $30.2 million in 2007. The increase included $5.7 million associated with the departure of our former Chief Executive Officer, including $2.2 million of stock -based compensation upon accelerated vesting of certain equity awards. The remaining increase was primarily driven by increased staff and outside advisors costs.

    RESTRUCTURING AND IMPAIRMENT CHARGES. During the fourth quarter of 2008, we implemented a workforce reduction which eliminated approximately 100 positions resulting in a restructuring charge of $2.1 million, principally for severance and related benefits.

    During the fourth quarter of 2008, we evaluated alternatives with regard to our investment in the construction of a wafer fabrication facility in Kunshan China in light of surplus industry production capacity, reduced demand experienced by the Company, as well as the broader macroeconomic environment. We determined that the carrying amount of the China fabrication building was not recoverable as the carrying amount was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, we recorded a full $13.0 million impairment charge in the fourth quarter of 2008.

    Our annual goodwill impairment test determined that the fair value of the WiFi reporting unit was less than the carrying value of the net assets of the reporting unit, and thus we performed step two of the impairment test. Our step two analysis resulted in no implied fair value of goodwill and therefore, we recognized an impairment charge of $5.9 million in the fourth quarter of 2008, representing a write off of the entire amount of our previously recorded goodwill. In connection with our goodwill impairment analysis, we also assessed the fair values of our related intangible assets, which carried an unamortized value of $0.3 million consisting principally of assembled workforce related to the WiFi reporting unit noting it was similarly impaired and charged the remaining unamortized carrying value to restructuring and impairment charges.

    INTEREST INCOME. Interest income decreased 34.6% to $5.3 million during 2008 from $8.0 million in 2007. The decrease was primarily due to lower interest rates globally as we reinvested funds and concentrated our investments in shorter-term vehicles which carried federal deposit insurance.

    INTEREST EXPENSE. Interest expense was essentially flat at $2.4 million in 2008 compared to $2.5 million in 2007. The interest expense arises from obligations under our 5% Convertible Senior Notes due in October 2009 (“2009 Notes”).

    OTHER EXPENSE.  Other expense was $6.5 million in 2008 compared to $0.7 million in 2007 and included charges for other than temporary declines in value on certain auction rate securities (ARS) held by the Company of $6.8 million and $1.0 million respectively. While interest continues to be paid currently by all the issuers of these ARS, due to the severity of the decline in fair value and the duration of time for which these ARS have been in a loss position, the Company concluded that ARS held at December 31, 2008 experienced an other-than-temporary decline in fair value and recorded impairment charges of $4.7 million for the year ended December 31, 2008. Additionally during 2008, a corporate debt ARS position was exchanged for the underlying 30 year notes. This debt trades in the market with a value of $1.9 million against its face value of $4.0 million. Due to the severity and duration of the decline, the Company has recorded an impairment of $2.1 million related to this security.

    LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1.0 million 2007 and included $0.5 million loss on the sale of the majority of the operating assets of Telcom Devices Inc. upon its sale at the close of the first quarter of 2007.

2007 COMPARED TO 2006

    NET SALES. Net sales for the year ended December 31, 2007 increased 38.5% to $230.6 million, compared to net sales for the year ended December 31, 2006 of $166.4 million. The net sales improvement was primarily due to increased demand for wireless third generation technologies (or 3G) consisting of CDMA EVDO, EDGE, WEDGE, and W-CDMA power amplifiers used in wireless handsets and hand-held devices and increased demand for broadband products such as WiFi power amplifiers used in wireless personal computer access and RF integrated circuits used in cable and broadband applications.

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

    Geographically, net sales in Asia increased 67.4% to $153.4 million from $91.6 million in 2006.  The increase was primarily driven by the increased demand for our WiFi and 3G products.

    GROSS MARGIN. Gross margin for 2007 improved to 34.2% of net sales, compared with 30.2% of net sales in the prior year. The improvement in gross margin was primarily due to the product mix of 3G technologies and WiFi applications further supported by improved cost absorption generated through increased production volumes.

    RESEARCH & DEVELOPMENT. Company sponsored research and development expenses increased 32.8% during 2007 to $46.5 million from $35.1 million during 2006.  The increase was primarily due to an expansion and focus in research and development efforts on new product development, which required increased staffing costs. Additionally, on September 5, 2007 we purchased the RF group from Fairchild Semiconductor, which included the hiring a staff of 23 employees. Non-cash stock-based compensation expense accounted for an increase of $2.6 million in 2007 over 2006.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 27.5% during 2007 to $30.2 million from $23.7 million in 2006. The increase was primarily due to increased sales and marketing efforts focused on addressing existing and potential market opportunities in 3G, WiFi and broadband.  Non-cash stock-based compensation expense accounted for an increase of $2.9 million in 2007 over 2006.

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

    OTHER EXPENSE.  Other expense was $0.7 million in 2007, for which, $1.0 million was recorded for an other than temporary decline in value on certain auction rate securities held by the Company.   This was partly offset by gains on foreign currency transactions.

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2008 we had $123.6 million of cash and cash equivalents on hand and $22.2 million in marketable securities. The cash and cash equivalents were primarily comprised of fully federally-insured accounts and investments. We had $38.0 million aggregate principal amount of our 2009 Notes outstanding as of December 31, 2008.

    Operations generated $27.1 million in cash during 2008, primarily as a result of our operating results adjusted for non-cash expenses. Changes in operating assets and liabilities also provided cash as accounts receivable declined consistent with our revenue decline in the third and fourth quarters.   Investing activities provided $35.9 million of cash during 2008, consisting principally of net sales of marketable securities of $90.2 million, partially offset by purchases of equipment of $54.5 million. Financing activities provided $2.8 million of cash in 2008, primarily consisting of proceeds received from employee stock option exercises.

    At December 31, 2008, the Company had unconditional purchase obligations of approximately $3.7 million, of which $2.9 million relates to capital equipment purchase requirements primarily over the first half of 2009.

    By February 19, 2009, we signed termination agreements with our development partner (KSND) and construction contractor covering further development of our construction of a wafer fabrication facility in Kunshan China. Those termination agreements limit obligations for further investment in the facility to those included within accrued liabilities in our December 31, 2008 financial statements.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs, repayment of our $38.0 million convertible notes and anticipated capital needs for at least the next twelve months. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity. Subject to liquidity considerations of our auction rate securities as discussed more fully in Item 7A, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

    The table below summarizes required cash payments as of December 31, 2008:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 - 5 years	After 5 years
Long-term debt plus the interest payable with respect thereto	$39,504	$39,504	$-	$-	$-
Operating leases	17,428	2,712	4,318	4,010	6,388
Unconditional purchase obligations	3,729	3,729	-	-	-
Total contractual cash obligations	$60,661	$45,945	$4,318	$4,010	$6,388

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.  We currently do not expect that the adoption of FAS 157 related to non-financial assets or liabilities will have a material impact on our consolidated financial statements.

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

    We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

    In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued and did not have a material impact on our results of operations or financial position.

    In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Since we did not utilize the fair value option for any allowable items, the adoption of FAS 159 had no impact on the Company’s results of operations or financial position.

    In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. We adopted EITF 07-3 effective January 1, 2008, which did not have a material impact on its consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (FAS 141R), which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FAS141R is expected to change our accounting prospectively for all business combinations consummated after the effective date.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160), which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by FAS 160. We currently do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We currently do not expect that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

    In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We currently do not expect that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We currently do not expect that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact this standard may have on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have invested the primary portion of our cash and cash equivalents in fully federally-insured accounts and investments to protect against risks associated with liquidity and credit quality. Our cash and available-for-sale securities are exposed to changes in short-term interest rates. Our available-for-sale securities consist primarily of fixed income investments, including corporate bonds, certificates of deposit, a government-sponsored enterprise security and certain auction rate securities discussed more specifically below. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change in an unfavorable direction. The magnitude of any gain or loss would be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

    At December 31, 2008, we held marketable securities with an estimated fair value of $22.2 million, of which $5.0 million is fully guaranteed by the federal government. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2008:

Estimated Principal Amount and Weighted Average Stated Interest Rate by Expected Maturity Value				Fair Value
($’s 000)	2009	> 10 years	Total	($’s 000)

Principal	$13,315	$16,600	$29,915	$22,172

Weighted Average Stated Interest Rates	3.63%	3.04%	3.30%	-

    The stated rates of interest expressed in the above table may not approximate the actual yield of the securities which we currently hold since we have valued some of our marketable securities at other than face value. Additionally, some of the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, we may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of our current holdings, which would affect both future cash interest streams and future earnings. We invest our cash in money market funds in order to maintain liquidity and access to federal insurance guarantees on these funds as well as fund operations and hold cash pending investments in marketable securities. Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

    All of our investment securities are classified as available-for-sale and therefore reported on our balance sheet at market value. As of December 31, 2008, our investments included $6.9 million of auction rate securities (ARS). ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, impacting all of the auction rate preferred equity, state and municipal and corporate debt securities the Company held. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates resets to predetermined higher rates (default rates). While certain issuers redeemed certain of their ARS during 2008, the market remained constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $7.8 million.

    We may not be able to access cash by selling auction rate securities for which there is insufficient demand without the loss of principal until a future auction for these investments is successful, they are redeemed by their issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity/perpetuity. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for short term classification. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

    Our 2009 Notes are convertible and bear a fixed rate of interest of 5%. A change in interest rates on long-term debt is assumed to impact fair value but not earnings or cash flow because the interest rate is fixed. At December 31, 2008, the fair value of our outstanding convertible notes, estimated based upon dealer quotes, was approximately $33.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of ANADIGICS, Inc. for the year ended December 31, 2006. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2006 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ANADIGICS, Inc. for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 14 to the consolidated financial statements, ANADIGICS, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2007

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$57,786	$123,552
Marketable securities	103,778	13,340
Accounts receivable, net of allowance for doubtful accounts of $924 and $739 at 2007 and 2008, respectively	45,664	25,384
Inventories	23,989	33,578
Prepaid expenses and other current assets	3,277	3,121

Total current assets	234,494	198,975

Marketable securities	15,248	8,832
Plant and equipment
Equipment and furniture	165,333	201,217
Leasehold improvements	38,638	40,589
Projects in process	23,180	18,940
	227,151	260,746
Less accumulated depreciation and amortization	151,022	165,075
	76,129	95,671
Goodwill and other intangibles, less accumulated amortization of $536 at 2007	6,524	-
Other assets	1,066	299
	$333,461	$303,777
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$34,184	$18,267
Accrued liabilities	7,928	13,203
Accrued restructuring costs	-	1,165
Convertible notes	-	38,000
Total current liabilities	42,112	70,635

Other long-term liabilities	3,243	3,134
Convertible notes	38,000	-

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2007 and 2008, and 61,292 and 63,424 issued at December 31, 2007 and 2008, respectively	613	634
Additional paid-in capital	541,940	563,468
Accumulated deficit	(292,095)	(333,967)
Accumulated other comprehensive (loss) income	(94)	131
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	250,106	230,008
	$333,461	$303,777

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2006	2007	2008

Net sales	$166,442	$230,556	$258,170
Cost of sales	116,211	151,768	179,583

Gross profit	50,231	78,788	78,587
Research and development expenses	35,054	46,539	54,452
Selling and administrative expenses	23,660	30,171	41,098
Restructuring and impairment charges	-	-	21,304
	58,714	76,710	116,854

Operating (loss) income	(8,483)	2,078	(38,267)

Interest income	5,433	8,035	5,254
Interest expense	(4,816)	(2,463)	(2,365)
Other expense	(4)	(734)	(6,494)

(Loss) income from continuing operations	$(7,870)	$6,916	$(41,872)
Loss from discontinued operations	(980)	(965)	-
Net (loss) income	$(8,850)	$5,951	$(41,872)

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.18)	$0.13	$(0.70)
Loss from discontinued operations	(0.02)	(0.02)	-
Net (loss) income	$(0.20)	$0.11	$(0.70)

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.18)	$0.12	$(0.70)
Loss from discontinued operations	(0.02)	(0.02)	-
Net (loss) income	$(0.20)	$0.10	$(0.70)

Weighted average common shares outstanding used in computing (loss) earnings per share:
Basic	43,814	55,189	60,183
Diluted	43,814	58,621	60,183

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2006	2007	2008
Net (loss) income	$(8,850)	$5,951	$(41,872)
Other comprehensive (loss) income
Unrealized gain (loss) on marketable securities	207	(948)	(1,373)
Foreign currency translation adjustment	9	(8)	164

Reclassification adjustment:
Net recognized loss on marketable securities previously included in other comprehensive income	-	962	1,434
Comprehensive (loss) income	$(8,634)	$5,957	$(41,647)

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2005	35,007	$350	(114)	$(258)	$347,555	$(289,196)	$(316)	$58,135

Stock options exercised	983	10			3,778			3,788
Shares issued under employee stock purchase plan	187	2			1,005			1,007
Issuance of common stock in public offering, net of costs	10,446	104			53,006			53,110
Restricted stock grant, net of forfeitures	2,577	26			(26)			-
Amortization of stock-based compensation					8,354			8,354
Other comprehensive income							216	216
Net loss						(8,850)		(8,850)

Balance, December 31, 2006	49,200	$492	(114)	$(258)	$413,672	$(298,046)	$(100)	$115,760

Stock options exercised	2,135	22			12,217			12,239
Shares issued under employee stock purchase plan	236	2			1,872			1,874
Issuance of common stock in public offering, net of costs	8,625	86			98,869			98,955
Restricted stock grant, net of forfeitures	1,096	11			(11)			-
Amortization of stock-based compensation					15,321			15,321
Other comprehensive income							6	6
Net income						5,951		5,951

Balance, December 31, 2007	61,292	$613	(114)	$(258)	$541,940	$(292,095)	$(94)	$250,106

Stock options exercised	384	4			2,596			2,600
Shares issued under employee stock purchase plan	183	2			234			236
Restricted stock grant, net of forfeitures	1,565	15			(15)			-
Amortization of stock-based compensation					18,713			18,713
Other comprehensive income							225	225
Net loss						(41,872)		(41,872)

Balance, December 31, 2008	63,424	$634	(114)	$(258)	$563,468	$(333,967)	$131	$230,008

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2006	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,850)	$5,951	$(41,872)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	980	965	-
Depreciation	7,700	9,547	15,984
Amortization	1,809	738	718
Stock-based compensation	8,169	15,276	18,713
Amortization of premium (discount) on marketable securities	163	(550)	(90)
Recognized marketable securities impairment and other	-	962	6,807
Loss (gain) on sale of equipment	7	(9)	(295)
Asset impairment charges	-	-	20,634
Changes in operating assets and liabilities:
Accounts receivable	(9,009)	(18,957)	20,280
Inventory	(4,805)	(3,770)	(9,589)
Prepaid expenses and other assets	(184)	(1,233)	523
Accounts payable	2,542	5,922	(11,187)
Accrued and other liabilities	957	1,984	6,438
Net cash (used in) provided by operating activities	(521)	16,826	27,064

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(13,374)	(32,506)	(54,541)
Purchases of marketable securities	(227,150)	(267,357)	(20,410)
Proceeds from sales and redemptions of marketable securities	231,884	217,709	110,608
Purchase of RF group assets	-	(2,415)	-
Proceeds from sale of equipment	28	30	209
Proceeds from sale of discontinued operations	-	500	-
Net cash (used in) provided by investing activities	(8,612)	(84,039)	35,866

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases	(257)	(1,775)	-
Repayment of Convertible notes	(46,700)	-	-
Issuances of common stock, net of related costs	57,905	113,068	2,836
Net cash provided by financing activities	10,948	111,293	2,836

Net increase in cash and cash equivalents	1,815	44,080	65,766
Cash and cash equivalents at beginning of period	11,891	13,706	57,786

Cash and cash equivalents at end of period	$13,706	$57,786	$123,552

Supplemental disclosures of cash flow information:
Interest paid	$4,370	$1,997	$1,900
Taxes paid	37	28	52

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    ANADIGICS, Inc (the Company) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  The Company’s products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  The Company offers third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards, and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (HSPA, inclusive of downlink and uplink) and Evolution Data Optimized (EVDO) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX), Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.  The Company’s integrated solutions enable its customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.

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

    As more fully discussed in Note 5, the Company sold the majority of the operating assets of Telcom Devices Inc, (Telcom, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the applicable periods.

USE OF ESTIMATES

    The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: allowance for doubtful accounts, recoverability and valuation of inventories, warranty reserve, valuation of stock-based compensation, reserves for distributor arrangements and returns, valuation of certain marketable securities, useful lives and amortization periods and recoverability of long-lived assets.

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

    Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2006		2007		2008
Customer (application)	$	%	$	%	$	%
Intel (Broadband)	29,827	18%	49,862	22%	45,273	18%
Samsung Electronics (Wireless)	<10%	<10%	30,471	13%	41,486	16%
Shenzhen Huawei Mobile Comm. Tech. (Wireless)	<10%	<10%	23,953	10%	<10%	<10%
Cisco (Broadband)	<10%	<10%	23,378	10%	<10%	<10%
World Peace Group (Wireless & Broadband)	28,175	17%	22,855	10%	<10%	<10%
LG Electronics, Inc. (Wireless)	<10	<10%	22,188	10%	<10%	<10%

    Accounts receivable at December 31, 2007 and 2008 from the greater than 10% customers accounted for 78% and 17% of total accounts receivable, respectively.

REVENUE RECOGNITION

    Revenue from product sales is recognized when title to the products is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the sales order. The Company sells to certain distributors who are granted limited contractual rights of return and exchange and certain pre-negotiated individual product-customer price protection. Revenue from sales of products to distributors is recognized, net of allowances, upon shipment of the products to the distributors. At the time of shipment, title transfers to the distributors and payment from the distributors is due on our standard commercial terms; payment terms are not contingent upon resale of the products. Revenue is appropriately reduced for the portion of shipments subject to return, exchange or price protection. Allowances for the distributors are recorded upon shipment and calculated based on the distributors’ indicated intent, historical data, current economic conditions and contractual terms.  The Company believes it can reasonably and reliably estimate allowances for credits to distributors in a timely manner. The Company charges customers for the costs of certain contractually-committed inventories that remain at the end of a product's life. Such amounts are recognized as cancellation revenue when cash is received. The value of the inventory related to cancellation revenue may, in some instances, have been reserved during prior periods in accordance with the Company’s inventory obsolescence policy. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers' failure to make payments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company establishes an allowance for doubtful accounts for estimated losses resulting from customers' failure to make payments, based upon historical experience.

WARRANTY COSTS

    The Company provides, by a current charge to income, an amount it estimates, by examining historical returns and other information it deems critical, will be needed to cover future warranty obligations for products sold during the year. The liability for warranty costs is included in accrued liabilities in the consolidated balance sheets.

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

    The cost of equipment acquired under capital leases was $7,751 and $7,688 at December 31, 2007 and 2008, respectively, and accumulated amortization was $7,734 and $7,688 at December 31, 2007 and 2008, respectively. Equipment acquired under a capital lease is amortized and included in depreciation over the useful life of the leased equipment or the life of the lease, whichever is shorter.

GOODWILL AND OTHER INTANGIBLES

    Goodwill, intellectual property, customer list, covenant-not-to-compete and assembled workforce were recorded as part of the Company's acquisitions and asset purchases. Goodwill is not subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator using a two-step process. The first step of the two-step impairment test compares the carrying value of the reporting unit to its fair value calculated using the income approach based on the present value of estimated future cash flows. If the fair value of the unit is less than the carrying value of its net assets, the Company performs step two of the impairment test. In step two, the Company allocates the fair value of the reporting unit to its underlying assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the unit was the price paid to acquire the reporting unit. Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Intellectual property, customer list, covenant and the assembled workforce have been amortized using the straight-line method over two to four year lives. The carrying amount of the Company’s intangibles are reviewed on a regular basis for indicators of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk. See Note 2 for further discussion.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. See Note 2 for further discussion.

INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2007 and 2008. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

RESEARCH AND DEVELOPMENT COSTS

    The Company charges all research and development costs associated with the development of new products to expense when incurred.

CASH EQUIVALENTS

    The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased as cash equivalents.

MARKETABLE SECURITIES

    Available for sale securities are stated at fair value, as determined by quoted market prices or as needed, independent valuation models, with unrealized gains and losses reported in other accumulated comprehensive income or loss. Unrealized losses are reviewed by management and those considered other than temporary are recorded as a charge to income. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income. See Note 9 for a summary of marketable securities.

INVENTORY

    Inventories are valued at the lower of cost or market ("LCM"), using the first-in, first-out method. The Company capitalizes production overhead costs to inventory on the basis of normal capacity of its production facility and in periods of abnormally low utilization charges the related expenses as a period cost in the statement of operations.  In addition to LCM limitations, the Company reserves against inventory items for estimated obsolescence or unmarketable inventory. The reserve for excess and obsolete inventory is primarily based upon forecasted short-term demand for the product. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost, net of the reserve.

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

EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing income (loss) from continuing operations and net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. Any dilution arising from the Company's outstanding stock awards or shares potentially issuable upon conversion of the convertible notes will not be included where their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 2007 and 2008, the fair value of the Company's outstanding convertible senior notes, estimated based upon dealer quotes, were approximately $89,490 and $33,630, respectively compared to their carrying values of $38,000 and $38,000, respectively.  See Note 9 for a summary of marketable securities.

STOCK-BASED COMPENSATION

    The Company has various stock-based compensation plans for employees and directors, which are described more fully in Note 14. Effective January 1, 2006, the Company accounts for these plans under Financial Accounting Standards Board (FASB) Statement No. 123R Share Based Payment (FAS 123R) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to its employees and directors. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.  The Company currently does not expect that the adoption of FAS 157 related to non-financial assets or liabilities will have a material impact on our consolidated financial statements.

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

    In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued and did not have a material impact on the Company’s results of operations or financial position.

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

    In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company adopted EITF 07-3 effective January 1, 2008, which did not have a material impact on its consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (FAS 141R), which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FAS141R is expected to change the Company’s accounting prospectively for all business combinations consummated after the effective date.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160), which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by FAS 160. The Company currently does not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company currently does not expect that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

    In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company currently does not expect that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently does not expect that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact this standard may have on its results of operations or financial position.

2. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

RESTRUCTURING
    On November 5, 2008, the Company announced the implementation of a workforce reduction which eliminated approximately 100 positions throughout the Company resulting in a charge of $2,140, primarily for severance and related benefits of workforce reductions.

Activity and liability balances related to the restructuring were as follows:

	Workforce-related	Other	Total
Year ended December 31, 2008 Restructuring expense	$2,040	$100	$2,140
Deductions	(975)	-	(975)
December 31, 2008 balance	$1,065	$100	$1,165

IMPAIRMENT
China wafer fabrication facility
    During the fourth quarter of 2008, the Company evaluated alternatives with regard to its investment in the construction of a wafer fabrication facility in Kunshan China in light of surplus industry production capacity, reduced demand experienced by the Company as well as the broader macroeconomic environment. The Company subsequently estimated and evaluated future cashflows associated with this investment which included significant assumptions on possible recoveries through a sale of the facility, further investment and a return in demand for production capacity and in the event of an impairment, a reasonable discount rate. The Company determined that the carrying amount of the China fabrication building was not recoverable as the carrying amount was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, we recorded a full $12,957 impairment charge in the fourth quarter of 2008 related to the China fabrication facility.

    By February 19, 2009, the Company signed agreements to terminate its involvement in the construction of the wafer fabrication facility in Kunshan China. Those termination agreements limit obligations for further investment in the facility to those included within accrued liabilities in our December 31, 2008 financial statements.

Goodwill and other intangibles
    The Company performed an evaluation and estimation of future cash flows associated with our goodwill and intangible assets of its WiFi reporting unit. The impairment test assessed the fair value of the WiFi reporting unit using the income approach based on the present value of estimated future cash flows. The Company determined that the fair value of the WiFi reporting unit was less than the carrying value of the net assets of the reporting unit due to a loss in market share with a certain customer and the significant deterioration in the macroeconomic environment and thus performed step two of the impairment test. The Company allocated the fair value of the reporting unit to its underlying assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the WiFi reporting unit was the price paid to acquire the reporting unit. This step two analysis resulted in no implied fair value of goodwill and therefore, the Company recognized an impairment charge of $5,918 in the fourth quarter of 2008, representing a write off of the entire amount of its previously recorded goodwill. In connection with completing step two of its goodwill impairment analysis, the Company also assessed the fair values of the related intangible assets, which carried an unamortized carrying value of $289 consisting principally of assembled workforce related to the WiFi reporting unit noting that it was similarly impaired. These impairment charges were included in restructuring and impairment charges in the statement of operations.

OTHER CHARGES
    In the second half of 2008 the Company recorded charges to cost of sales for equipment purchase cancellations, equipment impairment charges and inventory reserve charges on dedicated inventory which was determined to be surplus due to reduced customer demand in the amounts of $1,860, $1,470 and $3,508, respectively. In addition, the Company recorded charges for certain management separations in the amount of $6,026. Of the total $12,864 aforementioned charges, $7,135 was included in cost of sales and $5,729 was included in selling and administrative expenses. The unpaid balance at December 31, 2008 of $4,422 was included in accrued liabilities.

    The management separation charge primarily arose from the resignation of our former Chief Executive Officer in the third quarter of 2008 and included separation pay, accelerated vesting of equity awards and certain other costs. The equipment cancellation charges were incurred in the third quarter of 2008, when the Company cancelled certain manufacturing equipment purchase obligations.  In the third and fourth quarters of 2008, certain surplus equipment was identified for sale and adjusted to its fair value. At December 31, 2008, assets held for sale in the amount of $914 are included in fixed assets.

3. INTANGIBLES AND GOODWILL

    As of December 31, 2007 and 2008, the Company's intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2007	2008	2007	2008
Goodwill	$5,918	$-	$-	$-
Intellectual property	378	-	238	-
Customer list	240	-	240	-
Assembled Workforce	524	-	58	-
	$7,060	$-	$536	$-

    Annual amortization expense related to intangible assets was calculated over their estimated useful lives of two to four years and was $115, $97 and $253 in the years ended December 31, 2006, 2007 and 2008, respectively.

    During the fourth quarter of 2008, the Company recorded an impairment charge associated with its goodwill and other intangibles. See Note 2 for further discussion.

4. PURCHASE OF ASSETS OF RF GROUP

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

    Included in the purchase were fixed assets with an estimated fair market value of $1,723, non-exclusive rights to certain intellectual property and assembled workforce valued at approximately $168 and $524, respectively. The fixed assets, intellectual property and assembled workforce costs were amortized over their estimated useful lives of 3, 2 and 3 years, respectively. During the fourth quarter of 2008, the Company recorded an impairment charge equal to the remaining unamortized value of the intellectual property and assembled workforce intangibles. See Note 2 for further discussion.

5. DISCONTINUED OPERATIONS

    On April 2, 2007, the Company sold the majority of Telcom’s operating assets to GTRAN Camarillo, Inc. in exchange for $500 and effectively ceased Telcom’s operations. As a consequence of the sale, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for all periods presented.

    Summarized operating results and loss on sale of discontinued operations in the years ended December 31, 2006 and 2007 were as follows:

	Year ended December 31,
	2006	2007
Revenue	$3,443	$559

Operating loss	(997)	(479)
Interest income	17	4
Loss on sale of discontinued operations	-	(490)

Loss from discontinued operations	$(980)	$(965)

    The assets and liabilities of Telcom as of December 31, 2007 were zero.

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

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2006	2007	2008
Wireless	$91,275	$129,044	$154,678
Broadband	75,167	101,512	103,492
Total	$166,442	$230,556	$258,170

    The Company primarily sells to three geographic regions: Asia, USA and Canada, and Other. The geographic region is determined based on shipping addresses, not on the locations of the ultimate users. Net sales to each of the three geographic regions are as follows:

	Year Ended December 31,
	2006	2007	2008
Asia	$91,626	$153,422	$161,166
USA and Canada	62,741	66,706	67,446
Other	12,075	10,428	29,558
Total	$166,442	$230,556	$258,170

7. CONVERTIBLE NOTES

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

    On November 15, 2006, the Company repaid the remaining $46,700 outstanding balance of its 5% Convertible Senior Notes obligation.

    Unamortized debt issuance costs of $807 and $341 at December 31, 2007 and 2008, respectively, consisting principally of underwriters' fees, were included in other assets and other current assets, respectively and are being amortized over the life of the notes.

8. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. Rent expense, net of sublease income was $2,101, $2,411 and $2,717 in 2006, 2007 and 2008, respectively. As of December 31, 2008, there were no capital lease obligations outstanding.  The future minimum lease payments under the noncancelable operating leases are as follows:

YEAR	Operating Leases
2009	$2,712
2010	2,361
2011	1,957
2012	2,003
2013	2,007
Thereafter	6,388

Total minimum lease payments	$17,428

    In addition to the above, at December 31, 2008, the Company had unconditional purchase obligations of approximately $3,729 of which $2,940 relates to capital equipment purchase requirements primarily over the first half of 2009.

9. MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government-Sponsored Enterprises Debt Securities	$60,812	$32	$(23)	$60,821
State & Municipal Auction Rate Securities	19,290	-	-	19,290
Corporate Debt Securities – Non-Auction	20,805	3	(60)	20,748
Corporate Debt Securities – Auction Rate	6,323	-	-	6,323
Preferred Equity Securities – Auction Rate	11,844	-	-	11,844
Total at December 31, 2007	$119,074	$35	$(83)	$119,026

Government-Sponsored Enterprises Debt Security	$3,000	$6	$-	$3,006
Certificates of Deposit	5,000	-	-	5,000
State & Municipal Auction Rate Security	1,947	-	-	1,947
Corporate Debt Securities – Non-Auction	7,210	7	-	7,217
Corporate Debt Security – Auction Rate	662	-	-	662
Preferred Equity Securities – Auction Rate	4,340	-	-	4,340
Total at December 31, 2008	$22,159	$13	$-	$22,172

AUCTION RATE SECURITIES

    Auction rate securities (ARS) are generally long-term debt instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The mechanism generally allowed existing investors to rollover their holdings while continuing to own their respective securities or liquidating their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, impacting all of the auction rate preferred equity, state and municipal and corporate debt securities the Company held. In the period April to November, 2008 certain issuers redeemed certain of the ARS held by the Company. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. Interest on the ARS is being paid at default rates and has been current.

    At December 31, 2008, there was insufficient observable ARS market information available to determine the fair value of certain of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 (as defined in FAS 157) fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. While interest at default rates continues to be paid currently by all the issuers of these ARS securities, due to the severity of the decline in fair value and the duration of time for which these ARS securities have been in a loss position, the Company concluded that ARS securities held at December 31, 2008 experienced an other-than-temporary decline in fair value and recorded impairment charges of $4,694 for the year ended December 31, 2008.

    During 2008, a corporate debt ARS position was exchanged for the underlying 30 year notes due 2037. This debt trades in the market and the Company values this security on a Level 1 basis. The face value of this security is $4,000 and the market value at December 31, 2008 was $1,884. Due to the severity and duration of the decline, the Company has recorded an impairment of $2,116 related to this security which in combination with the impairments discussed above was reported in other expense.

    The majority of the securities held by the Company are valued on a Level 1 basis.  The table below provides a summary of securities valued using Level 3 including a reconciliation of the beginning and ending balances by security type.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year ended December 31, 2008
	State & Municipal Security (a)	Corporate Debt Security (b)	Preferred Equity Securities		Total
			Closed-end Funds (c )	Monoline insurers (d)
Beginning balance December 31, 2007	$-	$2,324	$-	$2,344	$4,668
Transfers into Level 3	2,600	-	9,475	-	12,075
Total gains or losses realized/unrealized
Included in net loss	(653)	(1,662)	(644)	(1,735)	(4,694)
Included in other comprehensive loss	-	-	-	-	-
Redemptions	-	-	(5,100)	-	(5,100)
Ending Balance December 31, 2008	$1,947	$662	$3,731	$609	$6,949
The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(653)	$(1,662)	$(644)	$(1,735)	$(4,694)
Securities held at December 31,2008:
Face value	$2,600	$2,500	$4,375	$3,125	$12,600
Financial rating of the issues	AAA	A3	AAA	A2 / BBB
Weighted average interest rates *	0.09%	4.46%	1.77%	3.37%	2.35%
Maturity date	2045	2036	N/A	N/A
* Interest rates are reset every one to three months based on a premium to AA Commercial Paper, LIBOR or Treasury Bill rates.
(a) Security represents an interest in pooled student loans that are guaranteed by the Federal Family Education Loan Program.
(b) Security issued by a publicly-held insurance company trust, which holds investments in  U.S. Government obligations, highly rated commercial paper and money market funds and other investments approved by two credit rating agencies. The trust is funded by life insurance residuals. If the residuals are insufficient, the security becomes an obligation of the publicly-held insurance company.
(c) Preferred securities issued by diversified closed-end management investment companies which are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued.
(d) Preferred securities issued by subsidiaries of two publicly-held debt default insurers.

CLASSIFICATION

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

    Management has the ability and intent, if necessary, to liquidate certain of its marketable securities in order to meet the Company’s liquidity needs in the next 12 months. Expected maturities could differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost and estimated fair value of marketable debt securities at December 31, 2008 by contractual maturity are shown below:

	Available-for-Sale Debt Securities
	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,327	$13,340
Due after 10 years	4,492	4,492
Total	$17,819	$17,832

10. INVENTORIES

    Inventories consist of the following:

	December 31,
	2007	2008
Raw materials	$8,915	$9,537
Work in progress	15,256	18,062
Finished goods	4,055	15,007
	28,226	42,606
Reserves	(4,237)	(9,028)
Total	$23,989	$33,578

11. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	December 31,
	2007	2008
Accrued compensation	$4,022	$3,670
Warranty reserve	327	645
Unpaid management separation and equipment cancellation charges	-	4,422
Other	3,579	4,466
	$7,928	$13,203

    Warranty reserve movements in the years ended December 31, 2006, 2007 and 2008 for returns were $726, $541 and $831, respectively. The periodic charges for estimated warranty costs were $677, $521 and $1,149 in the years ended December 31, 2006, 2007 and 2008, respectively.

12. INCOME TAXES

    The current and deferred components of income taxes for the years ended December 31, 2006 and 2008 were zero. For the year ended December 31, 2007, the current Federal and state component of income taxes were $2,083 and $190, respectively which were fully offset by deferred tax movements including the valuation allowance.

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

    Significant components of the Company’s net deferred taxes as of December 31, 2007 and 2008 are as follows:

	December 31,
	2007	2008
Deferred tax balances
Accruals/reserves	$7,583	$14,688
Net operating loss carryforwards	103,004	113,393
Research and experimentation credits	13,199	14,242
Deferred rent expense	1,186	1,199
Difference in basis of plant and equipment	3,335	7,020
Valuation allowance	(128,307)	(150,542)
Net deferred tax assets	-	-

    As of December 31, 2008, the Company had net operating loss carryforwards of approximately $344,828 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

    At December 31, 2008, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2008, the Company has excess tax benefits, related to stock-based compensation that arose subsequent to the adoption of FAS 123R of $34,221 ($37,052 at December 31, 2007) which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

    The earnings associated with the Company’s investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2006		2007		2008
Tax at US statutory rate	$(3,097)	(35.0)%	$2,083	35.0%	$(14,655)	(35.0)%
Effect of permanent items	19	0.2	(28)	(0.5)	(4,141)	(9.9)
State and foreign tax (benefit), net of federal tax effect	(286)	(3.2)	190	3.2	(1,745)	(4.2)
Research and experimentation tax credits, net	(4,816)	(54.4)	(2,513)	(42.2)	(1,043)	(2.5)
Valuation allowance	8,892	100.5	(198)	(3.3)	22,235	53.1
Other	(712)	(8.1)	466	7.8	(651)	(1.5)
(Benefit from) provision for income taxes	$-	0.0%	$-	0.0%	$-	0.0%

13. STOCKHOLDERS' EQUITY

    In March 2007, the Company completed an underwritten public offering of 8,625 shares of common stock at a price of $12.25 which generated net proceeds to the Company of $98,955. In March 2006, the Company completed an underwritten public offering of 10,446 shares of common stock at a price of $5.50 which generated net proceeds to the Company of $53,110.

    On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement (the Agreement). Pursuant to the Agreement, as amended on November 30, 2000, and October 2, 2008, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2018, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

14. EMPLOYEE BENEFIT PLANS

    The Company accounts for stock-based compensation costs in accordance with FAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period. The Company has adopted FAS 123R using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. The Company adopted the alternative transition method provided in FASB Staff Position No. FAS 123R–3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.

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

    Employees and outside directors have been granted restricted stock and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 11,550 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock shares and units (collectively, restricted stock) and other share-based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 4,194 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 187 ($5.36), 236 ($7.95) and 183 ($1.28) respectively for the years ended December 31, 2006, 2007 and 2008, respectively.

    Under FAS 123R, stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan. Effective with the adoption of FAS 123R, the Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2006	2007	2008
Amortization of restricted stock awards	$7,754	$12,319	$16,613
Amortization of ESP Plan	400	705	136
Amortization of stock option awards	200	2,297	1,964
Total stock-based compensation	$8,354	$15,321	$18,713

By Financial Statement line item
Cost of sales	$1,777	$3,409	$3,074
Research and development expenses	3,271	5,855	6,665
Selling and administrative expenses	3,121	6,012	9,005
Loss from discontinued operations	185	45	-
Restructuring and impairment charges	-	-	(31)

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units (collectively restricted stock). The value of the restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock grants are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and dividend rights commencing upon grant, whereas restricted stock units do not.  Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2006 to December 31, 2008 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price per share	Units	WA price per unit	Issuable upon exercise	WA exercise price

Shares outstanding at January 1, 2006	1,214	$2.72	-	-	5,944	$7.67
Granted	2,685	6.90	-	-	994	8.80
Shares vested/options exercised	(675)	2.68	-	-	(983)	3.85
Forfeited/expired	(86)	5.46	-	-	(286)	11.16
Balance at December 31, 2006	3,138	$6.23	-	-	5,669	$8.36
Granted	1,185	12.40	-	-	182	11.48
Shares vested/options exercised	(1,916)	6.07	-	-	(2,135)	5.73
Forfeited/expired	(195)	7.21	-	-	(225)	15.29
Balance at December 31, 2007	2,212	$9.61	-	-	3,491	$9.68
Granted	1,802	9.26	678	$5.04	-	-
Shares vested/options exercised	(1,722)	9.16	(31)	5.88	(384)	6.78
Forfeited/expired	(318)	12.17	(36)	5.89	(288)	10.36
Balance at December 31, 2008	1,974	$9.27	611	$4.94	2,819	$10.00

    Exercisable options and their related average exercise prices were 4,644 ($8.30), 2,701 ($9.77) and 2,514 ($10.05) as of December 31, 2006, 2007 and 2008, respectively.

    Included within the restricted stock shares granted during year ended December 31, 2008 are 357 shares granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award. In August 2008, 27 shares of the 357 LTI shares were released upon the separation of our former chief executive officer and 96 shares were forfeited. Based upon the performance of the Company to December 31, 2008, no further stock-based compensation for LTI has been expensed.

    The total fair value of restricted stock vested during the years ended December 31, 2007 and 2008 were $25,023 and $11,457, respectively. The intrinsic value of exercised options during the years ended December 31, 2006, 2007 and 2008 were $3,801, $18,120 and $1,775 respectively.

Weighted average information as of December 31, 2008

Options currently exercisable
Shares issuable upon exercise	2,514
Weighted average exercise price	$10.05
Weighted average remaining contractual term	4.0 years
Weighted average remaining contractual term for outstanding options	4.5 years

Intrinsic value of exercisable options	$-
Intrinsic value of outstanding options	$-
Unrecognized stock-based compensation cost
Option plans	$1,943
Restricted stock	$13,462
Weighted average remaining vest period for option plans	1.0 years
Weighted average remaining vest period for restricted stock	1.2 years

Stock options outstanding at December 31, 2008 are summarized as follows:
Range of exercise prices	Outstanding Options at December 31, 2008	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2008	Weighted average exercise price

$1.39 - $6.88	440	4.48	$3.42	438	$3.41
$7.27 - $8.79	757	3.55	$7.37	757	$7.37
$8.84	808	6.79	$8.84	558	$8.84
$9.00 - $53.48	814	2.89	$17.16	761	$17.43

Valuation for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2006, 2007 and 2008 are summarized below:

	Year ended December 31,
	2006	2007	2008
Stock option awards:
Risk-free interest rate	4.6%	4.8%	N/A
Expected volatility	76%	71%	N/A
Average expected term (in years)	4.72	4.75	N/A
Expected dividend yield	0.0%	0.0%	N/A

Weighted average fair value of options granted	$5.54	$6.91	N/A

ESP Plan:
Risk-free interest rate	5.0%	3.3%	0.4%
Expected volatility	62%	58%	112%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$2.13	$2.99	$0.75

    The Company regularly assesses the assumptions used in its option valuation.  Expected volatility has been a combination of both Company and peer company historical volatility which at the time of grant we deemed reflective of our development as a larger capitalization company. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

    The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Company matches 50% of employee contributions up to 6% of their gross pay. The Company recorded expense of $746, $885 and $1,163 for the years ended December 31, 2006, 2007 and 2008, respectively, relating to plan contributions.

Grants in 2009

Options
    On January 15, 2009, 1,925 stock option awards were granted to employees of the Company at an exercise price equal to $1.93, which represented the fair market value of the Company’s common stock at the date of grant. In addition, on February 1, 2009, the Company granted its new President and Chief Executive Officer 1,200 stock options at an exercise price of $2.03, which represented the fair market value of the Company’s common stock at the date of grant.

Restricted stock units
    Through February 2, 2009, the Company granted an additional 378 restricted stock units under the 2005 Plan at an average market price equal to $1.95, which represented the fair market value at the date of grants.

15. EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Year ended December 31,
	2006	2007	2008
Weighted average common shares for basic (loss) earnings per share	43,814	55,189	60,183
Effect of dilutive securities:
Stock options (*)	-	1,630	-
Unvested restricted stock (*)	-	1,802	-
Adjusted weighted average shares for diluted (loss) earnings per share	43,814	58,621	60,183
*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

    Dilution arising from the Company's unvested restricted stock, outstanding stock options or shares potentially issuable upon conversion of the convertible notes was not included in the years ended December 31, 2006 and 2008 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options, unvested restricted shares or units, or shares potentially issuable upon conversion of the convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2006	2007	2008
Convertible notes	7,600	7,600	7,600
Stock options	5,669	1,703	2,819
Unvested restricted stock	3,138	204	2,585

16. OTHER ACCUMULATED COMPREHENSIVE (LOSS) INCOME

    The components of other accumulated comprehensive (loss) income are as follows:

	For year ended December 31,
	2007	2008
Unrealized (loss) income on marketable securities	$(48)	$13
Foreign currency translation adjustment	(46)	118
Total	$(94)	$131

17. LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions relating to, among other things, Anadigics's manufacturing capabilities and the demand for its products.  The longer of the proposed class periods alleged in the Class Actions runs from February 12, 2007 through October 22, 2008.  Currently pending before the District Court are various motions by certain members of the proposed class seeking appointment as Lead Plaintiff.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  The plaintiffs in the Derivative Lawsuits have filed a motion seeking, among other things, to consolidate their respective suits.

    Because the Class Actions, which are in a preliminary stage, do not specify alleged monetary damages, the Company is unable to reasonably estimate any possible range of loss, if any, to the Company in connection therewith.

    The Company is also a party to ordinary course litigation arising out of the operation of our business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

2007 and 2008 Quarterly Financial Data
    The following table sets forth certain unaudited results of operations for each quarter during 2007 and 2008. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted (loss) income per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly (loss) income per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2007				2008
	March 31	June 30	Sept. 29	Dec. 31	March 29	June 28	Sept. 27 (*)	Dec. 31 (*)

Net sales	$49,573	$53,869	$59,545	$67,569	$74,369	$80,493	$58,065	$45,243
Cost of sales	33,287	34,963	39,387	44,131	47,764	50,573	44,790	36,456
Gross profit	16,286	18,906	20,158	23,438	26,605	29,920	13,275	8,787
Research and development expenses	9,738	11,080	12,491	13,230	14,331	14,797	12,931	12,393
Selling and administrative expense	7,359	7,482	7,221	8,109	8,880	9,441	14,576	8,201
Restructuring and impairment charges	-	-	-	-	-	-	-	21,304
Operating (loss) income	(811)	344	446	2,099	3,394	5,682	(14,232)	(33,111)
Interest income	1,240	2,198	2,338	2,259	1,938	1,281	978	1,057
Interest expense	(625)	(655)	(592)	(591)	(591)	(591)	(592)	(591)
Other income (expense)	-	-	173	(907)	(812)	(324)	(1,622)	(3,736)
Income (loss) from continuing operations	(196)	1,887	2,365	2,860	3,929	6,048	(15,468)	(36,381)
Loss from discontinued operation	(965)	-	-	-	-	-	-	-
Net (loss) income	$(1,161)	$1,887	$2,365	$2,860	$3,929	$6,048	$(15,468)	$(36,381)

Basic (loss) income per share:
Continuing operations	$-	$0.03	$0.04	$0.05	$0.07	$0.10	$(0.26)	$(0.60)
Discontinued operations	(0.02)	-	-	-	-	-	-	-
Net (loss) income	$(0.02)	$0.03	$0.04	$0.05	$0.07	$0.10	$(0.26)	$(0.60)

Diluted (loss) income per share:
Continuing operations	$-	$0.03	$0.04	$0.05	$0.07	$0.10	$(0.26)	$(0.60)
Discontinued operations	(0.02)	-	-	-	-	-	-	-
Net (loss) income	$(0.02)	$0.03	$0.04	$0.05	$0.07	$0.10	$(0.26)	$(0.60)

(*)    See Note 2 for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    For information regarding the Company’s change in independent registered public accounting firm from J.H. Cohn LLP to Ernst & Young LLP during its fiscal year ended December 31, 2007, please refer to the Company’s current report on Form 8-K filed with the SEC on June 7, 2007. The Company had no disagreements during its 2006, 2007 and 2008 fiscal years with its independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2008, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

    The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008 of ANADIGICS Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 27, 2009

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

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Reports of Independent Registered Public Accounting Firms
-	Consolidated Balance Sheets - December 31, 2007 and 2008

-	Consolidated Statements of Operations - Year ended December 31, 2006, 2007 and 2008
-	Consolidated Statements of Comprehensive (Loss) Income - Year ended December 31, 2006, 2007 and 2008

-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2006, 2007 and 2008
-	Consolidated Statements of Cash Flows - Year ended December 31, 2006, 2007 and 2008

-	Notes to Consolidated Financial Statements

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

3.2	Amended and Restated By-laws of the Company. Filed as an exhibit to the Company's current report on Form 8-K dated January 22, 2008, and incorporated herein by reference.
4.1	Form of Common Stock Certificate. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
4.2	Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
4.3	Schedule to Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783), and incorporated herein by reference.
4.4
Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 17, 1998, and incorporated herein by reference.

4.5
Amendment No. 1 dated as of November 30, 2000 to the Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 4, 2000, and incorporated herein by reference.

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
4.9
Amendment No. 2 dated as of October 2, 2008, to the Rights Agreement, dated as of December 17, 1998, as amended as of November 30, 2000, between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.).  Filed as an exhibit to the Company’s Form 8-A filed on October 2, 2008 and incorporated herein by reference.

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

10.3	Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and as incorporated herein by reference.
*10.4	First Amendment to Employee Savings and Protection Plan, effective as of May 1, 2005
10.5	Amended and Restated Employee Stock Purchase Plan. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 16, 2008, and incorporated herein by reference.
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

10.7
Employment Agreement between the Company and Mario A. Rivas, dated January 15, 2009. Filed as an exhibit to the Company’s current report on Form 8-K dated January 15, 2009 and incorporated herein by reference.

10.8
Employment Agreement between the Company and Ronald Rosenzweig, dated July 3, 2008. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 7, 2008; and incorporated herein by reference.

10.9
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

10.10
Employment Agreement between the Company and Charles Huang, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002; each as incorporated herein by reference.

10.11	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.
10.12	Amended and Restated 2005 Long Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s current report on Form 8-K filed on May 16, 2008; and incorporated herein by reference.
10.13	Employment Agreement between the Company and Ron Michels, dated as of January 27, 2009. Filed as an exhibit to the Company’s current report on Form 8-K filed on January 30, 2009.
10.14	Employment Agreement between the Company and Ali Khatibzadeh, dated as of January 27, 2009. Filed as an exhibit to the Company’s current report on Form 8-K filed on January 30, 2009.
*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
*23.2	Consent of J.H. Cohn LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Mario Rivas, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Mario Rivas, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
* Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2009.

ANADIGICS, INC.

BY: /s/ Mario A. Rivas
-----------------------------------------
Mario A. Rivas
CHIEF EXECUTIVE OFFICER AND PRESIDENT

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Mario A. Rivas and Thomas C. Shields as his attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Mario A. Rivas	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
Mario A. Rivas

/s/ Thomas C. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	March 2, 2009
Thomas C. Shields

/s/ Gilles Delfassy	Chairman of the Board of Directors	March 2, 2009
Gilles Delfassy

/s/ Paul S. Bachow	Director	March 2, 2009
Paul S. Bachow

/s/ David Fellows	Director	March 2, 2009
David Fellows

/s/ Harry T. Rein	Director	March 2, 2009
Harry T. Rein

/s/ Ronald Rosenzweig	Vice Chairman of the Board of Directors	March 2, 2009
Ronald Rosenzweig

/s/ Lewis Solomon	Director	March 2, 2009
Lewis Solomon

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2008:
Deducted from asset account:
Allowance for doubtful accounts	$924	$69	$(254)	(1)	$739
Reserve for excess and obsolete inventory	4,237	5,383	(592)	(2)	9,028
Reserve for warranty claims	327	1,149	(831)	(3)	645

Year ended December 31, 2007:
Deducted from asset account:
Allowance for doubtful accounts	$923	$1	$-	(1)	$924
Reserve for excess and obsolete inventory	3,530	977	(270)	(2)	4,237
Reserve for warranty claims	347	521	(541)	(3)	327

Year ended December 31, 2006:
Deducted from asset account:
Allowance for doubtful accounts	$923	$-	$-	(1)	$923
Reserve for excess and obsolete inventory	2,545	1,808	(823)	(2)	3,530
Reserve for warranty claims	396	677	(726)	(3)	347

(1) Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.
(3) Warranty expenses incurred to the reserve for warranty claims.

EXHIBIT 10.4

FIRST AMENDMENT TO THE

ANADIGICS, INC. EMPLOYEE SAVINGS AND PROTECTION PLAN

This FIRST AMENDMENT to the ANADIGICS, Inc. Employee Savings and Protection Plan is executed by ANADIGICS, Inc., the Employer.

The purpose of this Amendment is to change the period of determining Employer Matching Contributions.

RESOLVED, that Adoption Agreement Section G(3), Contributions and Allocations - Period of Determining Matching Contributions, be amended by changing the election of Item G(3)(f), Matching contributions will be determined based on Elective Deferrals made during the entire Plan Year (must elect if Participant is required to be actively employed on last day of Plan Year to receive matching contributions), to Item G(3)(g), Matching contributions will be determined based on Elective Deferrals made during each payroll period.

FURTHER RESOLVED, that the effective date of this Amendment shall be May 1, 2005.
IN WITNESS WHEREOF, the Employer has caused this Amendment to be executed this 2nd day of May, 2005.

ANADIGICS, Inc.

By:  /s/ John E. Warren_________

               For the Employer

EXHIBIT 21

Subsidiaries of ANADIGICS, Inc.

Name of Subsidiary	State of Jurisdiction of Incorporation	% Owned

ANADIGICS (U.K.) Limited	United Kingdom	100%
ANADIGICS, Limited	Israel	100%
ANADIGICS Denmark ApS	Denmark	100%
ANADIGICS Acquisition Corp	Delaware	100%
ANADIGICS Holding Corp.	Delaware	100%
Broadband & Wireless Investors, Incorporated	Delaware	100%
ANADIGICS China Corporation	China	100%
ANADIGICS China Holdings Corp.	Cayman Islands	100%

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
5.	Registration Statement (Form S-8 No. 333-136280) pertaining to the ANADIGICS, Inc. Amended and Restated 2005 Long-Term Incentive and Share Award Plan, and
6.
Registration Statement (Form S-8 No. 333-151293) pertaining to the ANADIGICS, Inc. Amended and Restated Employee Stock Purchase Plan and the Amended and Restated 2005 Long-Term Incentive and Share Award Plan;

of our reports dated February 27, 2009, with respect to the consolidated financial statements and schedule of ANADIGICS, Inc. and the effectiveness of internal control over financial reporting of ANADIGICS, Inc. included in this Annual Report (Form 10-K) of ANADIGICS, Inc. for the year ended December 31, 2008.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2009

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
5.	Registration Statement (Form S-8 No. 333-136280) pertaining to the ANADIGICS, Inc. Amended and Restated 2005 Long-Term Incentive and Share Award Plan, and
6.
Registration Statement (Form S-8 No. 333-151293) pertaining to the ANADIGICS, Inc. Amended and Restated Employee Stock Purchase Plan and the Amended and Restated 2005 Long-Term Incentive and Share Award Plan;

of our report dated February 27, 2007, with respect to the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of ANADIGICS, Inc. for the year ended December 31, 2006 and the information for the year ended December 31, 2006 included in the related financial statement schedule of ANADIGICS, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2008.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 27, 2009