Form 10-Q
period 2009-05-08
ANADIGICS INC
filed 2009-05-08
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

The number of shares outstanding of the Registrant’s common stock as of April 4, 2009 was 63,165,779 (excluding 113,761 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – April 4, 2009 and December 31, 2008

Condensed consolidated statements of operations and comprehensive (loss) income – Three months ended April 4, 2009 and March 29, 2008

Condensed consolidated statements of cash flows – Three months ended April 4, 2009 and March 29, 2008

Notes to condensed consolidated financial statements – April 4, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	April 4, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$99,697	$123,552
Marketable securities	25,502	13,340
Accounts receivable, net	13,935	25,384
Inventories	28,660	33,578
Prepaid expenses and other current assets	4,118	3,121
Total current assets	171,912	198,975

Marketable securities	7,267	8,832
Plant and equipment:
Equipment and furniture	201,842	201,217
Leasehold improvements	44,058	40,589
Projects in process	17,128	18,940
	263,028	260,746
Less accumulated depreciation and amortization	(169,380)	(165,075)
	93,648	95,671
Other assets	290	299

Total assets	$273,117	$303,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,913	$18,267
Accrued liabilities	7,385	13,203
Accrued restructuring costs	2,392	1,165
Convertible notes	38,000	38,000
Total current liabilities	58,690	70,635

Other long-term liabilities	3,107	3,134

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 63,276 issued at April 4, 2009 and 63,424 issued at December 31, 2008	633	634
Additional paid-in capital	566,879	563,468
Accumulated deficit	(355,949)	(333,967)
Accumulated other comprehensive income	15	131
Treasury stock at cost: 114 shares	(258)	(258)
Total stockholders’ equity	211,320	230,008

Total liabilities and stockholders’ equity	$273,117	$303,777

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended
	April 4, 2009	March 29, 2008
	(unaudited)	(unaudited)

Net sales	$30,495	$74,369
Cost of sales	29,245	47,764
Gross profit	1,250	26,605
Research and development expenses	11,625	14,331
Selling and administrative expenses	7,432	8,880
Restructuring charge	2,598	-

Operating (loss) income	(20,405)	3,394
Interest income	559	1,938
Interest expense	(591)	(591)
Other expense, net	(1,545)	(812)

Net (loss) income	$(21,982)	$3,929

Basic (loss) earnings per share	$(0.36)	$0.07

Diluted (loss) earnings per share	$(0.36)	$0.07

Weighted average common shares outstanding used in computing (loss) earnings per share
Basic	61,742	59,310
Diluted	61,742	60,430

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 4, 2009	March 29, 2008
	(unaudited)	(unaudited)

Net (loss) income	$(21,982)	$3,929

Other comprehensive (loss) income:
Unrealized loss on marketable securities	(33)	(957)
Foreign currency translation adjustment	(83)	16

Reclassification adjustment:
Net recognized loss on marketable securities previously included in other comprehensive income	-	820
Comprehensive (loss) income	$(22,098)	$3,808

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 4, 2009	March 29, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(21,982)	$3,929
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,315	3,368
Amortization	116	181
Stock based compensation	3,410	4,406
Amortization of premium (discount) on marketable securities	6	(101)
Recognized marketable securities impairment and other	1,565	820
Gain on disposal of equipment	(20)	-
Changes in operating assets and liabilities:
Accounts receivable	11,449	2,627
Inventories	4,918	(1,506)
Prepaid expenses and other assets	(1,104)	(2,888)
Accounts payable	(2,792)	1,104
Accrued liabilities and other liabilities	(4,701)	1,152

Net cash (used in) provided by operating activities	(4,820)	13,092

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(6,854)	(22,861)
Proceeds from sale of equipment	20	-
Purchases of marketable securities	(15,201)	(15,410)
Proceeds from sale of marketable securities	3,000	68,083

Net cash (used in) provided by investing activities	(19,035)	29,812

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	338

Net cash provided by financing activities	-	338

Net (decrease) increase in cash and cash equivalents	(23,855)	43,242
Cash and cash equivalents at beginning of period	123,552	57,786

Cash and cash equivalents at end of period	$99,697	$101,028

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – APRIL 4, 2009

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

    The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement as of January 1, 2009 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

    In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance.

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact this standard may have on its consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (FAS 141R), which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and upon adoption did not have a material impact on the Company’s consolidated financial statements. However it is expected to change the Company’s accounting prospectively for future business combinations consummated subsequently.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160), which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by FAS 160. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and FSP 124-2). FSP 115-2 and FSP 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company currently does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP 107-1, APB 28-1). FSP 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company currently does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

 INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. We recognize interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at April 4, 2009. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the three months ended April 4, 2009 included $415 in actual charges and $183 in provisions resulting in the balance of $413 at April 4, 2009.  Warranty reserve movements in the three months ended March 29, 2008 included $176 in actual charges and a $395 increase in the provision.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current presentation.

2.    RESTRUCTURING CHARGE

    During the fourth quarter of 2008, the Company recorded restructuring charges of $2,140 pertaining to severance and related benefits of workforce reductions undertaken in that quarter.  The workforce reductions eliminated approximately 100 positions throughout the Company.

    In the first quarter of 2009, the Company implemented further workforce reductions, which eliminated approximately 110 positions throughout the Company, resulting in a charge of $2,598 for severance and related benefits.

Activity and liability balances related to the restructuring were as follows:

	Workforce-related	Other	Total
December 31, 2008 balance	$1,065	$100	$1,165
Additions	2,598	-	2,598
Deductions	(1,311)	(60)	(1,371)
April 4, 2009 balance	$2,352	$40	$2,392

3.    (LOSS) EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Three months ended
	April 4, 2009	March 29, 2008
Weighted average common shares for basic (loss) earnings per share	61,742	59,310

Effect of dilutive securities:
Stock options (*)	-	463
Unvested restricted shares (*)	-	657

Adjusted weighted average shares for diluted (loss) earnings per share	61,742	60,430

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three months ended April 4, 2009 and March 29, 2008, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted stock (shares or units), or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended
	April 4, 2009	March 29, 2008

Convertible notes	7,600	7,600
Stock options	5,867	1,972
Unvested restricted shares and units	1,941	362

4.    REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Three months ended
	April 4, 2009	March 29, 2008

Broadband	$9,105	$23,139
Wireless	21,390	51,230

Total	$30,495	$74,369

    The Company primarily sells to four geographic regions: Asia, USA and Canada, Latin America and Other. The geographic region is determined by the destination of the shipped
 product.   Net sales to each of the four geographic regions are as follows:

	Three months ended
	April 4, 2009	March 29, 2008

Asia	$18,199	$47,866
USA and Canada	4,155	21,965
Latin America	5,491	3,090
Other	2,650	1,448
Total	$30,495	$74,369

5.    MARKETABLE SECURITIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs used to measure fair value are classified in the following hierarchy:

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following is a summary of available-for-sale securities as at April 4, 2009 presented in accordance with FAS 157:

		Fair Value Measurements at Reporting Date Using
Security Type		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of Deposit	$20,201	$20,201	$-	$-
Non-auction Corporate Debt securities	6,830	5,300	1,530	-
Auction Rate Securities
Corporate Debt	600	-	-	600
Preferred Equity	3,516	-	-	3,516
State and Municipal	1,622	-	-	1,622
Total	$32,769	$25,501	$1,530	$5,738

AUCTION RATE SECURITIES

    Auction rate securities (ARS) are generally long-term financial instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The mechanism generally allowed existing investors to rollover their holdings while continuing to own their respective securities or liquidating their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities the Company holds. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security.

    At April 4, 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. While interest at default rates continues to be paid currently by all the issuers of these ARS, due to the severity of the decline in fair value and the duration of time for which these ARS have been in a loss position, the Company concluded that its ARS experienced an other-than-temporary decline in fair value and recorded impairment charge of $1,211 for the three months ended April 4, 2009.

    During 2008, a corporate debt ARS position was exchanged for the underlying 30 year notes due 2037. This debt is quoted but infrequently traded and the Company values this security on a Level 2 basis. The face value of this corporate debt security is $4,000 and was valued at $1,530 as of April 4, 2009. Due to the severity and duration of the decline, the Company has recorded an impairment of $354 for the three months ended April 4, 2009 related to this security which in combination with the ARS impairment discussed above was reported in Other expense, net.

    As further required by FAS 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation during the three months ended April 4, 2009.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended April 4, 2009
	State & Municipal Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2009	$1,947	$662	$4,340	$6,949
Total gains or losses realized/unrealized
Included in (loss) earnings	(325)	(62)	(824)	(1,211)
Included in other comprehensive (loss) income	-	-	-	-
Purchases, issuances, and settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at April 4, 2009	$1,622	$600	$3,516	$5,738

The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(325)	$(62)	$(824)	$(1,211)
Securities held at April 4, 2009:
Face value	$2,600	$2,500	$7,500	$12,600
Financial ratings	A3	A3	AAA to BBB
Weighted average interest rate (*)	1.56%	2.27%	3.21%	2.68%
Maturity date	2045	2036	N/A

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
(c) Includes preferred securities issued by four diversified closed-end management investment companies which are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued. Also includes preferred securities issued by subsidiaries of two publicly-held debt default insurers.

    For the three month period ended March 29, 2008, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended March 29, 2008
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Balance at January 1, 2008	$-	$2,324	$2,344	$4,668
Total gains or losses realized/unrealized
Included in (loss) earnings	(186)	(43)	(594)	(823)
Included in other comprehensive (loss) income	(131)	-	-	(131)
Purchases, issuances, and settlements	-	-	-	-
Transfers in and/or out of Level 3	6,500	-	9,475	15,975
Balance at March 29, 2008	$6,183	$2,281	$11,225	$19,689

The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(186)	$(43)	$(594)	$(823)

6.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	April 4, 2009	December 31, 2008

Raw materials	$9,638	$9,537
Work in process	12,917	18,062
Finished goods	17,595	15,007
	40,150	42,606
Reserves	(11,490)	(9,028)

Total	$28,660	$33,578

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

    Employees and outside directors have been granted restricted stock shares or units (collectively, restricted stock) and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 11,550 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans. In connection with the hiring of the Company’s new President and Chief Executive Officer on February 1, 2009, an inducement award of 700 stock options was granted to him outside of the Plans.

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 4,194 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 183 and $1.28, respectively for the year ended December 31, 2008.

    The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	Three months ended
	April 4, 2009	March 29, 2008

Amortization of restricted stock	$2,464	$3,887
Amortization of ESP Plan	200	200
Amortization of stock option awards	746	319
Total stock based compensation	$3,410	$4,406

By Financial Statement line item
Cost of sales	$725	$726
Research and development expenses	1,431	1,896
Selling and administrative expenses	1,445	1,784
Restructuring charge	(191)	-

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units (collectively restricted stock). The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock grants are forfeited annually.  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2008 to April 4, 2009 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2008	2,212	$9.61	-	-	3,491	$9.68
Granted	1,802	9.26	678	$5.04	-	-
Shares vested/options exercised	(1,722)	9.16	(31)	5.88	(384)	6.78
Forfeited/expired	(318)	12.17	(36)	5.89	(288)	10.36
Balance at December 31, 2008	1,974	9.27	611	4.94	2,819	10.00
Granted	-	-	318	1.93	3,114	1.97
Shares vested/options exercised	(950)	8.32	-	-	-	-
Forfeited/expired	(9)	9.98	(3)	4.71	(66)	9.01
Balance at April 4, 2009	1,015	$10.14	926	$3.91	5,867	$5.75

    Included within the restricted stock shares granted in 2008 are 357 shares granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award. Upon the separation of our former chief executive officer in 2008, 27 shares of the 357 LTI shares were released and 96 shares were forfeited. Based upon the performance of the Company to April 4, 2009, no further stock-based compensation for LTI has been expensed and the related unrecognized stock-based compensation has been excluded from the table below.

As of April 4, 2009

Unrecognized stock based compensation cost
Option plans	$5,200
Restricted stock	$7,053
Weighted average remaining recognition period
Option plans	2.1 years
Restricted stock	1.1 years

Stock options outstanding at April 4, 2009 are summarized as follows:

Range of exercise prices	Outstanding Options at April 4, 2009	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at April 4, 2009	Weighted average exercise price

$1.39 - $2.03	3,114	9.8	$1.97	2	$1.66
$2.08 - $7.27	1,122	3.6	$5.78	1,120	$5.78
$8.79 – $8.84	836	6.6	$8.84	650	$8.84
$9.00 - $53.48	795	2.7	$17.27	753	$17.50

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the three month periods ended April 4, 2009 and March 29, 2008 were:

	Three months ended
	April 4, 2009	March 29, 2008

Stock option awards:
Risk-free interest rate	1.6%	-
Expected volatility	99%	-
Average expected term (in years)	5.0	-
Expected dividend yield	0.0%	-
Weighted average fair value of options granted	$1.46	-

ESP Plan:
Risk-free interest rate	0.6%	1.6%
Expected volatility	115%	66%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.83	$4.14

    For equity awards with expected terms of greater than one year, the assumption for expected volatility is based on a combination of implied and historical volatility, whereas for equity awards with an expected term of one year or less, the assumption is solely based on the Company’s historical volatility.

9.    LEGAL PROCEEDINGS

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

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the anticipated Consolidated Amended Complaint in the Class Actions.

    Because the Class Actions and the Derivative Lawsuits, which are in a preliminary stage, do not specify alleged monetary damages, the Company is unable to reasonably estimate a possible range of loss, if any, to the Company in connection therewith.

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

    We continue to focus on leveraging our technological advantages to remain a leading supplier of innovative semiconductor solutions for broadband wireless and wireline communications. We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the marketplace. For instance, we believe technologies such as High Efficiency at Low Power (HELP) power amplifiers provide our customers a competitive advantage by enabling their 3G, 3.5G and 4G devices to consume less battery power and deliver longer talk time than comparable products in their markets.

    We have experienced a decline in quarterly revenue beginning in the third quarter of 2008, which resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the current macroeconomic environment. We expect to experience a sequential revenue decline in the second quarter 2009. During the fourth quarter of 2008, we reduced our workforce by approximately 100 positions. Additionally, in the first quarter of 2009, we further reduced our workforce by approximately 110 positions. We believe these combined workforce reductions along with other cost reduction actions should result in anticipated savings in 2009 approximating $20 million to $25 million.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	April 4, 2009	March 29, 2008

Net sales	100.0%	100.0%
Cost of sales	95.9%	64.2%

Gross margin	4.1%	35.8%
Research and development expenses	38.1%	19.3%
Selling and administrative expenses	24.4%	11.9%
Restructuring charge	8.5%	-

Operating (loss) income	(66.9)%	4.6%
Interest income	1.8%	2.6%
Interest expense	(1.9)%	(0.8)%
Other expense, net	(5.1)%	(1.1)%

Net (loss) income	(72.1)%	5.3%

FIRST QUARTER 2009 (ENDED APRIL 4, 2009) COMPARED TO FIRST QUARTER 2008 (ENDED MARCH 29, 2008)

    NET SALES. Net sales decreased 59.0% during the first quarter of 2009 to $30.5 million from $74.4 million in the first quarter of 2008.

    Sales of integrated circuits for wireless applications decreased 58.2% during the first quarter of 2008 to $21.4 million from $51.2 million in the first quarter of 2008.  This decrease in sales was primarily due to decreased demand in all cellular device markets resulting from a reduction in market share with certain customers and an industry slowdown due to the current macroeconomic environment. Specifically, EDGE/WEDGE was most affected, whereas W-CDMA was down proportionally less.

    Sales of integrated circuits for broadband applications decreased 60.6% during the first quarter of 2009 to $9.1 million from $23.1 million in the first quarter of 2008. This decrease in sales was primarily due to decreased demand for WLAN PAs shipped into the PC Notebook market resulting from the combination of a reduction in market share with one of our key customers and general softness in demand for WLAN PAs that has occurred due to the current macroeconomic environment.

    GROSS MARGIN. Gross margin during the first quarter of 2009 decreased to 4.1% of net sales from 35.8% of net sales in the first quarter of 2008.  The decrease in gross margin was primarily due to lower product shipments and wafer production, and fixed production costs increasing as a percent of lower revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development (R&D) expenses decreased 18.9% during the first quarter of 2009 to $11.6 million from $14.3 million during the first quarter of 2008. The decrease was primarily due to decreased headcount and materials used in our R&D product and process development efforts in light of reduced revenues.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 16.3% to $7.4 million during the first quarter of 2009 from $8.9 million during the first quarter of 2008.  The decrease was primarily driven by lower headcount and marketing expenses within our sales organization in light of reduced revenues.

    RESTRUCTURING CHARGE.  During the first quarter of 2009 we implemented workforce reductions, which eliminated approximately 110 positions, resulting in a restructuring charge of $2.6 million principally for severance and related benefits.

    INTEREST INCOME. Interest income decreased 71.2% to $0.6 million during the first quarter of 2009 from $1.9 million during the first quarter of 2008.  The decrease was principally due to lower interest rates, as we maintained liquidity in Government-backed investments, and was compounded by lower average funds invested.

    INTEREST EXPENSE.  Interest expense was consistent at $0.6 million during the first quarters of 2009 and 2008.

    OTHER EXPENSE. Other expense increased during the first quarter of 2009 to $1.5 million from $0.8 million in the first quarter of 2008. Other expense was comprised of other-than-temporary declines in value on certain auction rate securities and a corporate debt security held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 4, 2009, we had $99.7 million in cash and cash equivalents and $32.8 million in marketable securities.  As of April 4, 2009, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes, due October 15, 2009.

    Operating activities used $4.8 million in cash during the three month period ended April 4, 2009, primarily as a result of our operating results adjusted for non-cash expenses offset by cash generated by reducing working capital.  Investing activities, consisting principally of net purchases of marketable securities of $12.2 million and cash paid for fixed assets of $6.8 million, used $19.0 million of cash during the three month period ended April 4, 2009.

    We had unconditional purchase obligations at April 4, 2009 of approximately $2.7 million.

    Within our $32.8 million in marketable securities at April 4, 2009, we held a total of $5.7 million of auction rate securities (ARS) and $1.5 million as a corporate debt security. The corporate debt security was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers redeemed certain of their ARS during 2008, the market remained constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $9.3 million.

    We may not be able to access cash by selling the aforementioned securities without the loss of principal until a future auction for these investments is successful, they are redeemed by their issuers or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity or in perpetuity for the preferred ARS. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for short term classification purposes. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs, repayment of our $38.0 million convertible notes and anticipated capital needs for the next twelve months. We may elect to finance all or part of our anticipated operational, debt repayment and capital needs, which may include acquisitions of complementary businesses or technologies, investments in other companies or repurchases of our outstanding debt or equity, through additional equity or debt financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement as of January 1, 2009 did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

    In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of FAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance.

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We have not yet determined the impact this standard may have on our consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (FAS 141R), which changes how business acquisitions are accounted.  FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and upon adoption did not have a material impact on our consolidated financial statements. However it is expected to change our accounting prospectively for future business combinations consummated subsequently.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160), which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by FAS 160. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and FSP 124-2). FSP 115-2 and FSP 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009. We currently do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP 107-1, APB 28-1). FSP 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We currently do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors.  Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and the possibility that we may continue to incur losses; (ii) unfavorable economic conditions; (iii) our operating results may be harmed if we fail to sell a high volume of products; (iv) our dependence on a small number of customers; (v) insufficient cost reduction measures or realization of benefits therefrom; (vi) we may face failures in our manufacturing processes or processes of our vendors; (vii) the variability of our manufacturing yields may affect our gross margins; (viii) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (ix) our dependence on foreign semiconductor component, assembly and test operations contractors could lead to delays in product shipments; (x) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (xi) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (xii) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (xiii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (xiv) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (xv) our products have experienced rapidly declining unit prices; (xvi) any failure to perform or meet customer requirements; (xvii) capital required for our business may not be available when we need it; (xviii) our marketable securities’ liquidity and valuation could be affected by disruption in financial markets; (xix) our success depends on our ability to attract and retain qualified personnel; (xx) risks due to our international customer base and our subcontracting operations; (xxi) stringent environmental laws and regulations both domestically and abroad; (xxii) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (xxiii) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; (xxiv) we have had significant volatility in our stock price and it may fluctuate in the future; (xxv) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium; (xxvi) an adverse outcome, to the extent not covered by insurance, in the class action or shareholder derivative lawsuits in which we and certain of our officers and directors are defendants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of April 4, 2009, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 4, 2009.

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

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the anticipated Consolidated Amended Complaint in the Class Actions.

    Because the Class Actions and the Derivative Lawsuits, which are in a preliminary stage, do not specify alleged monetary damages, we are unable to reasonably estimate a possible range of loss, if any, to the Company in connection therewith.

    We are also a party to ordinary course litigation arising out of the operation of our business. We believe that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM          6.      EXHIBITS

31.1 Rule 13a-14(a)/15d-14(a) Certification of Mario A. Rivas, President and Chief Executive Officer of ANADIGICS, Inc.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1 Section 1350 Certification of Mario A. Rivas, President and Chief Executive Officer of ANADIGICS, Inc.

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

Dated: May 8, 2009