Form 10-Q
period 2009-08-10
ANADIGICS INC
filed 2009-08-10
CIK 940332

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009.

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

The number of shares outstanding of the Registrant’s common stock as of July 4, 2009 was 63,229,238 (excluding 114,520 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – July 4, 2009 and December 31, 2008

Condensed consolidated statements of operations and comprehensive (loss) income – Three and six months ended July 4, 2009 and June 28, 2008

Condensed consolidated statements of cash flows – Six months ended July 4, 2009 and June 28, 2008

Notes to condensed consolidated financial statements – July 4, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	July 4, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$96,743	$123,552
Marketable securities	23,216	13,340
Accounts receivable, net	16,757	25,384
Inventories	22,320	33,578
Prepaid expenses and other current assets	4,115	3,121
Total current assets	163,151	198,975

Marketable securities	8,438	8,832
Plant and equipment:
Equipment and furniture	210,573	201,217
Leasehold improvements	44,058	40,589
Projects in process	8,840	18,940
	263,471	260,746
Less accumulated depreciation and amortization	(173,952)	(165,075)
	89,519	95,671
Other assets	293	299

Total assets	$261,401	$303,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,965	$18,267
Accrued liabilities	6,671	13,203
Accrued restructuring costs	433	1,165
Convertible notes	38,000	38,000
Total current liabilities	57,069	70,635

Other long-term liabilities	3,079	3,134

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 63,384 issued at July 4, 2009 and 63,424 issued at December 31, 2008	634	634
Additional paid-in capital	569,864	563,468
Accumulated deficit	(370,207)	(333,967)
Accumulated other comprehensive income	1,221	131
Treasury stock at cost: 115 shares	(259)	(258)
Total stockholders’ equity	201,253	230,008

Total liabilities and stockholders’ equity	$261,401	$303,777

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$31,463	$80,493	$61,958	$154,862
Cost of sales	28,703	50,573	57,948	98,337
Gross profit	2,760	29,920	4,010	56,525
Research and development expenses	10,376	14,797	22,001	29,128
Selling and administrative expenses	6,338	9,441	13,770	18,321
Restructuring charge	-	-	2,598	-

Operating (loss) income	(13,954)	5,682	(34,359)	9,076
Interest income	287	1,281	846	3,219
Interest expense	(591)	(591)	(1,182)	(1,182)
Other expense, net	-	(324)	(1,545)	(1,136)

Net (loss) income	$(14,258)	6,048	$(36,240)	9,977

Basic (loss) earnings per share	$(0.23)	$0.10	$(0.58)	$0.17

Diluted (loss) earnings per share	$(0.23)	$0.10	$(0.58)	$0.16

Weighted average common shares outstanding used in computing (loss) earnings per share
Basic	62,209	60,027	61,976	59,669
Diluted	62,209	69,351	61,976	68,596

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income	$(14,258)	$6,048	$(36,240)	$9,977

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	1,204	(367)	1,171	(1,324)
Foreign currency translation adjustment	2	162	(81)	178

Reclassification adjustment:
Net recognized loss on marketable securities previously included in other comprehensive income	-	614	-	1,434
Comprehensive (loss) income	$(13,052)	$6,457	$(35,150)	$10,265

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	July 4, 2009	June 28, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(36,240)	$9,977
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	8,915	7,375
Amortization	233	362
Stock based compensation	6,387	9,347
Amortization of premium (discount) on marketable securities	10	(104)
Recognized marketable securities impairment and other	1,565	1,434
Gain on disposal of equipment	(20)	(286)
Changes in operating assets and liabilities:
Accounts receivable	8,627	(4,676)
Inventories	11,258	(3,409)
Prepaid expenses and other assets	(1,221)	(1,419)
Accounts payable	(1,560)	(1,175)
Accrued liabilities and other liabilities	(7,400)	3,266

Net cash (used in) provided by operating activities	(9,446)	20,692

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(7,505)	(37,634)
Proceeds from sale of equipment	20	200
Purchases of marketable securities	(15,201)	(15,410)
Proceeds from sale of marketable securities	5,315	95,963

Net cash (used in) provided by investing activities	(17,371)	43,119

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	9	2,552
Repurchase of common stock into treasury	(1)	-

Net cash provided by financing activities	8	2,552

Net (decrease) increase in cash and cash equivalents	(26,809)	66,363
Cash and cash equivalents at beginning of period	123,552	57,786

Cash and cash equivalents at end of period	$96,743	$124,149

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – JULY 4, 2009

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

    The Company has evaluated subsequent events through August 10, 2009, the filing date of this Form 10-Q with the SEC, and determined that there were no subsequent events to recognize or disclose in these unaudited interim condensed consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 as of January 1, 2009 did not have a material effect on the Company’s consolidated financial statements for non-financial assets and liabilities and any other assets and liabilities carried at fair value.

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with the Company’s second quarter financial reporting and did not have a material impact on its consolidated financial statements.

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

    In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and FSP 124-2). FSP 115-2 and FSP 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009 and apply based upon the Company’s ability and intent to hold the security to maturity or a recovery in valuation. The adoption of this standard did not have an impact on the Company’s consolidated financial statements, as it is more likely than not that the Company will sell the impaired debt securities prior to a recovery in valuation.

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP 107-1, APB 28-1). FSP 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with the Company’s second quarter financial reporting and the additional financial reporting disclosures are included herein.

    In May 2009, the FASB issued FAS 165, “Subsequent Events”, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009.  This new standard was effective beginning with the Company’s second quarter financial reporting and did not have an impact on its consolidated financial statements.

 INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. We recognize interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at July 4, 2009. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the six months ended July 4, 2009 included $990 in actual charges and $972 in provisions resulting in the balance of $627 at July 4, 2009.  Warranty reserve movements in the six months ended June 28, 2008 included $263 in actual charges and a $554 increase in the provision.

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

Activity and liability balances related to the restructuring were as follows:

	Workforce-related	Other	Total
December 31, 2008 balance	$1,065	$100	$1,165
Additions	2,598	-	2,598
Deductions	(3,230)	(100)	(3,330)
July 4, 2009 balance	$433	$-	$433

3.    (LOSS) EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net (loss) income for basic (loss) earnings per share	$(14,258)	$6,048	$(36,240)	$9,977

Effect of dilutive securities: Interest expense on 5% Convertible notes	-	591	-	1,182

Adjusted net (loss) income for diluted (loss) earnings per share, assuming conversion	$(14,258)	$6,639	$(36,240)	$11,159

Weighted average common shares for basic (loss) earnings per share	62,209	60,027	61,976	59,669

Effect of dilutive securities:
Convertible notes	-	7,600	-	7,600
Stock options (*)	-	756	-	617
Unvested restricted shares (*)	-	968	-	710

Adjusted weighted average shares for diluted (loss) earnings per share	62,209	69,351	61,976	68,596

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three and six months ended July 4, 2009 and June 28, 2008, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted stock (shares or units), or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Convertible notes	7,600	-	7,600	-
Stock options	5,832	826	5,832	834
Unvested restricted shares and units	1,849	582	1,849	593

4.	REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are as follows:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Broadband	$8,281	$31,159	$17,386	$54,298
Wireless	23,182	49,334	44,572	100,564

Total	$31,463	$80,493	$61,958	$154,862

    The Company primarily sells to four geographic regions: Asia, USA and Canada, Latin America and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the four geographic regions are as follows:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Asia	$21,383	$52,140	$39,582	$100,006
USA and Canada	5,130	22,246	9,285	44,211
Latin America	3,288	3,752	8,779	6,842
Other	1,662	2,355	4,312	3,803
Total	$31,463	$80,493	$61,958	$154,862

5.    FAIR VALUE AND MARKETABLE SECURITIES

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present a summary of fair value information for available-for-sale securities as at July 4, 2009 presented in accordance with FAS 157:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of Deposit	$20,201	$20,201	$20,201	$-	$-
Non-auction Corporate Debt securities	4,531	5,135	3,015	2,120	-
Auction Rate Securities
Corporate Debt	600	812	-	-	812
Preferred Equity	3,516	3,837	-	-	3,837
State and Municipal	1,622	1,669	-	-	1,669
Total	$30,470	$31,654	$23,216	$2,120	$6,318

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.

    The amortized cost and estimated fair value of marketable debt securities at July 4, 2009 by contractual maturity are shown below:

	Available-for-Sale Debt Securities
	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,203	$23,216
Due after 10 years	3,751	4,601
Total	$26,954	$27,817

    The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At July 4, 2009 and December 31, 2008, the fair value of the Company's outstanding convertible senior notes, determined by reference to interest rates and the Company’s stock price (Level 2 valuation), were approximately $38,665 and $33,630, respectively compared to their carrying values of $38,000 and $38,000, respectively.

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

    At July 4, 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. While interest at default rates continues to be paid currently by all the issuers of these ARS, due to the severity of the decline in fair value and the duration of time for which these ARS have been in a loss position, the Company concluded that its ARS experienced an other-than-temporary decline in fair value and recorded impairment charge of $1,211 during the three months ended April 4, 2009 and for the six months ended July 4, 2009. During the three months ended July 4, 2009, the ARS fair value increased by $580 which was recorded to Other Comprehensive Income to adjust the value of these securities to their aggregate fair market value of $6,318 as of July 4, 2009.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037. This debt is quoted but infrequently traded and the Company values this security on a Level 2 basis. Due to the severity and duration of the decline to April 4, 2009, the Company has recorded an impairment of $354 during the three months ended April 4, 2009 and for the six months ended July 4, 2009 related to this security which in combination with the ARS impairment discussed above was reported in Other expense, net. During the three months ended July 4, 2009, the security’s fair value increased by $590 which was recorded to Other Comprehensive Income to adjust the value of the security to its fair value of $2,120 as of July 4, 2009.

    As further required by FAS 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation during the three and six months ended July 4, 2009.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended July 4, 2009
	State & Municipal Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2009	$1,947	$662	$4,340	$6,949
Total gains or losses realized/unrealized in the quarters ended April 4, and July 4, 2009
Included in (loss) earnings - quarter ended April 4, 2009	(325)	(62)	(824)	(1,211)
- quarter ended July 4, 2009	-	-	-	-
Included in other comprehensive (loss) income - quarter ended April 4, 2009	-	-	-	-
- quarter ended July 4, 2009	47	212	321	580
Purchases, issuances, and settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at July 4, 2009	$1,669	$812	$3,837	$6,318
The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date - as of April 4, 2009	$(325)	$(62)	$(824)	$(1,211)
- as of July 4, 2009	$(325)	$(62)	$(824)	$(1,211)
Securities held at July 4, 2009:
Face value	$2,600	$2,500	$7,500	$12,600
Amortized cost basis	$1,622	$600	$3,516	$5,738
Weighted average interest rate (*)	1.03%	2.24%	2.16%	1.94%
Maturity date	2045	2036	N/A
* Interest rates are reset every one to three months based on a premium to AA Commercial Paper, LIBOR or Treasury Bill rates.
(a) Security represents an interest in pooled student loans that are guaranteed by the Federal Family Education Loan Program. The security has a financial rating of A3.
(b) Security issued by a publicly-held insurance company trust, which holds investments in  U.S. Government obligations, highly rated commercial paper and money market funds and other investments approved by two credit rating agencies. The trust is funded by life insurance residuals. If the residuals are insufficient, the security becomes an obligation of the publicly-held insurance company. The security has a financial rating of A3.
(c) Includes preferred securities issued by four diversified closed-end management investment companies which are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued and carry financial ratings of AAA. Also includes preferred securities issued by subsidiaries of two publicly-held debt default insurers, one of which carries a financial rating of B while the other security is no longer rated.

    For the three and six month periods ended June 28, 2008, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended June 28, 2008
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Beginning balance	$-	$2,324	$2,344	$4,668
Total gains or losses realized/unrealized
Included in earnings
- quarter ended March 29, 2008	(186)	(43)	(594)	(823)
- quarter ended June 28, 2008	(389)	(360)	135	(614)
Included in other comprehensive income
- quarter ended March 29, 2008	(130)	-	-	(130)
- quarter ended June 28, 2008	130	240	-	370
Purchases, issuances, and settlements
- quarter ended March 29, 2008	-	-	-	-
- quarter ended June 28, 2008	(2,125)	-	(4,650)	(6,775)
Transfers in and/or out of Level 3
- quarter ended March 29, 2008	6,499	-	9,475	15,974
- quarter ended June 28, 2008	-	3,760	-	3,760
Ending Balance	$3,799	$5,921	$6,710	$16,430

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date
- as of March 29, 2008	$(186)	$(43)	$(594)	$(823)
- as of June 28, 2008	$(575)	$(403)	$(459)	$(1,437)

6.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	July 4, 2009	December 31, 2008

Raw materials	$8,499	$9,537
Work in process	12,827	18,062
Finished goods	12,134	15,007
	33,460	42,606
Reserves	(11,140)	(9,028)

Total	$22,320	$33,578

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

    The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Amortization of restricted stock awards	$1,826	$4,267	$4,290	$8,154
Amortization of ESP Plan	200	200	400	400
Amortization of stock option awards	951	474	1,697	793
Total stock based compensation	$2,977	$4,941	$6,387	$9,347

By Financial Statement line item
Cost of sales	$617	$1,026	$1,342	$1,752
Research and development expenses	1,117	1,905	2,548	3,801
Selling and administrative expenses	1,243	2,010	2,688	3,794
Restructuring charge	-	-	(191)	-

 No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units (collectively restricted stock). The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock grants are forfeited annually.  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2008 to July 4, 2009 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2008	2,212	$9.61	-	-	3,491	$9.68
Granted	1,802	9.26	678	$5.04	-	-
Shares vested/options exercised	(1,722)	9.16	(31)	5.88	(384)	6.78
Forfeited/expired	(318)	12.17	(36)	5.89	(288)	10.36
Balance at December 31, 2008	1,974	9.27	611	4.94	2,819	10.00
Granted	-	-	421	1.97	3,190	2.02
Shares vested/options exercised	(973)	8.38	(104)	2.18	(4)	2.48
Forfeited/expired	(52)	11.13	(27)	5.72	(173)	5.76
Balance at July 4, 2009	949	$10.07	901	$3.85	5,832	$5.76

    Included within the restricted stock shares granted in 2008 are 357 shares granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award. Upon the separation of our former chief executive officer in 2008, 27 shares of the 357 LTI shares were released and 96 shares were forfeited. Based upon the performance of the Company to July 4, 2009, no further stock-based compensation for LTI has been expensed and the related unrecognized stock-based compensation has been excluded from the table below.

As of July 4, 2009

Unrecognized stock based compensation cost
Option plans	$4,321
Restricted stock	$5,064
Weighted average remaining recognition period
Option plans	1.9 years
Restricted stock	0.8 years

Stock options outstanding at July 4, 2009 are summarized as follows:

Range of exercise prices	Outstanding Options at July 4, 2009	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at July 4, 2009	Weighted average exercise price

$1.39 - $2.03	3,037	9.5	$1.97	4	$1.81
$2.08 - $7.27	1,178	3.7	$5.67	1,100	$5.78
$8.79 – $8.84	829	6.2	$8.84	709	$8.84
$9.00 - $53.48	788	2.4	$17.29	756	$17.46

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the six month periods ended July 4, 2009 and June 28, 2008 were:

	Six months ended
	July 4, 2009	June 28, 2008

Stock option awards:
Risk-free interest rate	1.6%	N/A
Expected volatility	99%	N/A
Average expected term (in years)	5.0	N/A
Expected dividend yield	0.0%	N/A
Weighted average fair value of options granted	$1.50	N/A

ESP Plan:
Risk-free interest rate	0.5%	2.4%
Expected volatility	115%	77%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.82	$4.54

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

    We experienced declines in quarterly revenue from the second quarter of 2008 through the first quarter of 2009, which resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the current macroeconomic environment. During the fourth quarter of 2008, we reduced our workforce by approximately 100 positions and  in the first quarter of 2009, we further reduced our workforce by approximately 110 positions. We believe these combined workforce reductions along with other cost reduction actions should result in anticipated savings in 2009 approximating $20 million to $25 million.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.2%	62.8%	93.5%	63.5%

Gross margin	8.8%	37.2%	6.5%	36.5%
Research and development expenses	33.0%	18.4%	35.5%	18.8%
Selling and administrative expenses	20.1%	11.8%	22.2%	11.8%
Restructuring charge	-	-	4.2%	-

Operating (loss) income	(44.3%)	7.0%	(55.4%)	5.9%
Interest income	0.9%	1.6%	1.3%	2.0%
Interest expense	(1.9%)	(0.7%)	(1.9%)	(0.8%)
Other expense	-	(0.4%)	(2.5%)	(0.7%)

Net (loss) income	(45.3%)	7.5%	(58.5%)	6.4%

    NET SALES. Net sales decreased 60.9% during the second quarter of 2009 to $31.5 million from $80.5 million in the second quarter of 2008. For the six months ended July 4, 2009, net sales were $62.0 million, a 60.0% decrease from net sales of $154.9 million for the six months ended June 28, 2008.

    Sales of integrated circuits for wireless applications decreased 53.0% during the second quarter of 2009 to $23.2 million from $49.3 million in the second quarter of 2008.  For the six months ended July 4, 2009, net sales of integrated circuits for wireless applications decreased 55.7% to $44.6 million from $100.6 million for the six months ended June 28, 2008. The decrease in sales in the three and six month periods was primarily due to decreased demand in the CDMA and EDGE/WEDGE cellular device markets resulting from a reduction in market share with certain customers and an industry slowdown due to the current macroeconomic environment.

    Sales of integrated circuits for broadband applications decreased 73.4% during the second quarter of 2009 to $8.3 million from $31.2 million in the second quarter of 2008. For the six months ended July 4, 2009, net sales of integrated circuits for broadband applications decreased 68.0% to $17.4 million from $54.3 million for the six months ended June 28, 2008. The decrease in sales was primarily due to decreased demand for WLAN PAs shipped into the PC Notebook market resulting from the combination of a reduction in market share with one of our key customers and general softness in demand for WLAN PAs that has occurred due to the current macroeconomic environment. To a lesser degree, decreased demand in the set top box and cable infrastructure markets contributed to the lower sales in the second quarter and six month period.

    GROSS MARGIN. Gross margin during the second quarter of 2009 decreased to 8.8% of net sales from 37.2% of net sales in the second quarter of 2008.  For the six months ended July 4, 2009, gross margin decreased to 6.5% from 36.5% for the six months ended June 28, 2008.  The decrease in gross margin was primarily due to lower product shipments and wafer production, and fixed production costs increasing as a percent of lower revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development (R&D) expenses decreased 29.9% during the second quarter of 2009 to $10.4 million from $14.8 million during the second quarter of 2008. Company sponsored research and development expenses for the six month period ended July 4, 2009 decreased 24.5% to $22.0 million from $29.1 million during the six month period ended June 28, 2008.  The decrease was primarily due to decreased headcount and materials used in our R&D product and process development efforts in light of reduced revenues.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 32.9% to $6.3 million during the second quarter of 2009 from $9.4 million during the second quarter of 2008. Selling and administrative expenses for the six month period ended July 4, 2009 decreased 24.8% to $13.8 million from $18.3 million during the six month period ended June 28, 2008.   The decrease was primarily driven by lower headcount and marketing expenses within our sales organization in light of reduced revenues.

    RESTRUCTURING CHARGE.  During the first quarter of 2009 we implemented workforce reductions, which eliminated approximately 110 positions, resulting in a restructuring charge of $2.6 million principally for severance and related benefits.

    INTEREST INCOME. Interest income decreased 77.6% to $0.3 million during the second quarter of 2009 from $1.3 million during the second quarter of 2008. For the six months ended July 4, 2009, interest income decreased 73.7% to $0.8 million from $3.2 million in the six month period ended June 28, 2008. The decreases were principally due to lower interest rates, as we maintained liquidity in Government-backed investments, and was compounded by lower average funds invested.

    OTHER EXPENSE. Other expense increased 36.0% to $1.5 million for the six months ended July 4, 2009 from $1.1 million for the six months ended June 28, 2008. Other expense was comprised of other-than-temporary declines in value on certain auction rate securities and a corporate debt security held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 4, 2009, we had $96.7 million in cash and cash equivalents and $31.7 million in marketable securities.  As of July 4, 2009, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes, due October 15, 2009.

    Operating activities used $9.4 million in cash during the six month period ended July 4, 2009, primarily as a result of our operating results adjusted for non-cash expenses offset by cash generated by reducing working capital.  Investing activities, consisting principally of net purchases of marketable securities of $9.9 million and cash paid for fixed assets of $7.5 million, used $17.4 million of cash during the six month period ended July 4, 2009.

    We had unconditional purchase obligations at July 4, 2009 of approximately $2.5 million.

    Within our $31.7 million in marketable securities at July 4, 2009, we held a total of $6.3 million of auction rate securities (ARS) and $2.1 million as a corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers redeemed certain of their ARS during 2008, the market remained constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $9.3 million. During the quarter ended July 4, 2009, fair market values of certain of our ARS increased by $1.2 million which was recorded to other comprehensive income.

    We anticipate selling these impaired debt securities prior to a recovery in valuation. We will continue to monitor and evaluate these investments for impairment and for short term classification purposes. We may not be able to access cash by selling the aforementioned debt or preferred securities without the loss of principal until a buyer is located, a future auction for these investments is successful, they are redeemed by their issuers or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity or in perpetuity for the preferred ARS.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 as of January 1, 2009 did not have a material effect on our consolidated financial statements for non-financial assets and liabilities and any other assets and liabilities carried at fair value.

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and FSP 124-2). FSP 115-2 and FSP 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009 and apply based upon the Company’s ability and intent to hold the security to maturity or a recovery in valuation. The adoption of this standard did not have an impact on our consolidated financial statements, as it is more likely than not that we will sell the impaired debt securities prior to a recovery in valuation.

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP 107-1, APB 28-1). FSP 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with our second quarter financial reporting and the additional financial reporting disclosures are included herein.

    In May 2009, the FASB issued FAS 165, “Subsequent Events”, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009.  This new standard was effective beginning with our second quarter financial reporting and did not have an impact on our consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of July 4, 2009, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 4, 2009.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 14, 2009 at which the Company’s stockholders voted on:

▪	The election of two Class II Directors of the Company to hold office until 2012.

▪	The ratification of the appointment of Ernst & Young LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2009.

    The matters listed above were voted upon and approved by the shareholders of the Company as follows:

▪
The election of Mario Rivas as Class II Director was approved by holders of 50,605,506 shares of the Company’s outstanding capital stock.  Holders of 1,615,339 shares withheld from voting on such election.  The election of Paul Bachow as Class II Director was approved by holders of 34,653,808 shares of the Company’s outstanding capital stock.  Holders of 17,567,537 shares withheld from voting on such election. Messrs. Rivas and Bachow join the following continuing Directors of the Company: Messrs. Delfassy, Fellows, Rein, Rosenzweig and Solomon.

▪
The ratification of the appointment of Ernst & Young LLP as independent registered public accountants was approved by holders of 51,820,275 shares of the Company’s outstanding capital stock. Holders of 260,710 shares voted against the ratification.  Holders of 139,860 shares abstained from voting on such ratification and broker non-votes totaled 10,936,846.

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

Dated: August 10, 2009