Form 10-Q
period 2009-11-05
ANADIGICS INC
filed 2009-11-05
CIK 940332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009.

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

The number of shares outstanding of the Registrant’s common stock as of October 3, 2009 was 63,721,424 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – October 3, 2009 and December 31, 2008

Condensed consolidated statements of operations and comprehensive loss – Three and nine months ended October 3, 2009 and September 27, 2008

Condensed consolidated statements of cash flows – Nine months ended October 3, 2009 and September 27, 2008

Notes to condensed consolidated financial statements – October 3, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	October 3, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$115,025	$123,552
Marketable securities	-	13,340
Accounts receivable, net	23,224	25,384
Inventories	21,465	33,578
Prepaid expenses and other current assets	3,892	3,121
Total current assets	163,606	198,975

Marketable securities	8,410	8,832
Plant and equipment:
Equipment and furniture	211,085	201,217
Leasehold improvements	44,684	40,589
Projects in process	7,647	18,940
	263,416	260,746
Less accumulated depreciation and amortization	(177,375)	(165,075)
	86,041	95,671
Other assets	282	299

Total assets	$258,339	$303,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,758	$18,267
Accrued liabilities	11,105	13,203
Accrued restructuring costs	184	1,165
Convertible notes	38,000	38,000
Total current liabilities	62,047	70,635

Other long-term liabilities	4,368	3,134

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 63,834 issued at October 3, 2009 and 63,424 issued at December 31, 2008	638	634
Additional paid-in capital	572,863	563,468
Accumulated deficit	(383,067)	(333,967)
Accumulated other comprehensive income	1,749	131
Treasury stock at cost: 115 shares at October 3, 2009 and 114 shares at December 31, 2008	(259)	(258)
Total stockholders’ equity	191,924	230,008

Total liabilities and stockholders’ equity	$258,339	$303,777

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$36,716	$58,065	$98,674	$212,927
Cost of sales	32,246	44,790	90,194	143,127
Gross profit	4,470	13,275	8,480	69,800
Research and development expenses	11,025	12,931	33,026	42,059
Selling and administrative expenses	6,315	14,576	20,085	32,897
Restructuring charge	-	-	2,598	-

Operating loss	(12,870)	(14,232)	(47,229)	(5,156)
Interest income	184	978	1,030	4,197
Interest expense	(584)	(592)	(1,766)	(1,774)
Other income (expense)	89	(1,622)	(1,456)	(2,758)

Loss before income taxes	(13,181)	(15,468)	(49,421)	(5,491)
Benefit from income taxes	(321)	-	(321)	-

Net loss	$(12,860)	(15,468)	$(49,100)	(5,491)

Basic loss per share	$(0.21)	$(0.26)	$(0.79)	$(0.09)

Diluted loss per share	$(0.21)	$(0.26)	$(0.79)	$(0.09)

Weighted average common shares outstanding used in computing loss per share
Basic	62,617	60,509	62,189	59,949
Diluted	62,617	60,509	62,189	59,949

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(12,860)	$(15,468)	$(49,100)	$(5,491)

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	524	(86)	1,695	(1,410)
Foreign currency translation adjustment	4	(8)	(77)	170

Reclassification adjustment:
Net recognized (gain) loss on marketable securities previously included in other comprehensive income	-	-	-	1,434
Comprehensive loss	$(12,332)	$(15,562)	$(47,482)	$(5,297)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine months ended
	October 3, 2009	September 27, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,100)	$(5,491)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,539	11,612
Amortization	349	543
Stock based compensation	9,299	15,271
Amortization of premium (discount) on marketable securities	12	(98)
Recognized marketable securities impairment and other	1,530	3,061
Gain on disposal of equipment	(68)	(295)
Equipment impairment charge	-	849
Changes in operating assets and liabilities:
Accounts receivable	2,160	9,139
Inventories	12,113	(10,443)
Prepaid expenses and other assets	(1,103)	(595)
Accounts payable	107	(6,439)
Accrued liabilities and other liabilities	(1,922)	5,876

Net cash (used in) provided by operating activities	(13,084)	22,990

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(9,519)	(47,432)
Proceeds from sale of equipment	62	209
Purchases of marketable securities	(15,201)	(15,410)
Proceeds from sale of marketable securities	29,116	109,358

Net cash provided by investing activities	4,458	46,725

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	100	2,601
Repurchase of common stock into treasury	(1)	-

Net cash provided by financing activities	99	2,601

Net (decrease) increase in cash and cash equivalents	(8,527)	72,316
Cash and cash equivalents at beginning of period	123,552	57,786

Cash and cash equivalents at end of period	$115,025	$130,102

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – OCTOBER 3, 2009

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

    The Company has evaluated subsequent events through November 5, 2009, the filing date of this Form 10-Q with the SEC, and determined that other than the repayment of the $38,000 Convertible Notes discussed in Note 7 and the matters outlined in Note 11, there were no subsequent events to recognize or disclose in these unaudited interim condensed consolidated financial statements.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2009, the Financial Accounting Standards Board (FASB) issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Accounting Standards Codification (ASC) 105 "Generally Accepted Accounting Standards". This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. For clarity, we have chosen to include the available Codification references in this quarterly report in addition to pre-Codification accounting standard references.  As the Codification is not intended to change the existing accounting guidance, its adoption did not have an impact on the Company’s consolidated financial statements.

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements and Disclosures” (ASC 820), which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (ASC 820-10-65-2), which delayed the effective date for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of ASC 820-10-65-2 as of January 1, 2009 did not have a material effect on the Company’s consolidated financial statements for non-financial assets and liabilities and any other assets and liabilities carried at fair value.

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (ASC 820-10-65-4), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10-65-4 was effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with the Company’s second quarter financial reporting and did not have a material impact on its consolidated financial statements.

    In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU became effective for the Company on October 4, 2009. The adoption of this standard effective October 4, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (ASC 805), which changes how business acquisitions are accounted.  ASC 805 requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  ASC 805 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and upon adoption did not have a material impact on the Company’s consolidated financial statements. However it is expected to change the Company’s accounting prospectively for future business combinations consummated subsequently.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (ASC 810), which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by ASC 810. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (ASC 815), which applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  ASC 815 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. ASC 815 was effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. ASC 470-20 was effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (primarily covered within ASC 260-10), which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260-10 was effective for fiscal years beginning after December 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-65-1), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. ASC 320-10-65-1 was effective for interim and annual periods ending after June 15, 2009 and apply based upon the Company’s ability and intent to hold the security to maturity or a recovery in valuation. The adoption of this standard did not have an impact on the Company’s consolidated financial statements, as it is more likely than not that the Company will sell the impaired debt securities prior to a recovery in valuation.

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC 825-10-65-1), which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 was effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with the Company’s second quarter financial reporting and the additional financial reporting disclosures are included herein.

    In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 was effective for interim and annual periods ending after June 15, 2009.  This new standard was effective beginning with the Company’s second quarter financial reporting and did not have an impact on its consolidated financial statements.

    INCOME TAXES

    As more fully discussed in Note 8, the Company recognized a tax benefit during the three months ended October 3, 2009. The Company maintains a full valuation allowance on its deferred tax assets.  We recognize interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at October 3, 2009. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

    WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the nine months ended October 3, 2009 included $1,465 in actual charges and $1,754 in provisions resulting in the balance of $934 at October 3, 2009.  Warranty reserve movements in the nine months ended September 27, 2008 included $604 in actual charges and an $870 increase in the provision.

    RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.    RESTRUCTURING AND OTHER CHARGES

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

Activity and liability balances related to the restructuring were as follows:

	Workforce-related	Other	Total
December 31, 2008 balance	$1,065	$100	$1,165
Additions	2,598	-	2,598
Deductions	(3,479)	(100)	(3,579)
October 3, 2009 balance	$184	$-	$184

    In the three months ended October 3, 2009, the Company recorded a charge within Cost of goods sold in the amount of $3,879 in settlement of a commercial dispute with a customer. The settlement, dated October 26, 2009, requires an initial payment of $1,110 and six quarterly payments of $500 commencing March 2010.

    In the three months ended September 27, 2008 the Company recorded charges for certain management separations, equipment purchase cancellation and impairment charges and inventory reserve charges associated with reduced demand in the amounts of $6,026, $1,860 and $849 and $1,210, respectively. Of the total $9,945 aforementioned charges, $4,216 related to Cost of sales and $5,729 related to Selling and administrative expenses. The management separation charge primarily arose from the resignation of our former chief executive officer, Dr. Bastani, and included separation pay, accelerated vesting of equity awards and certain other costs. During the quarter ended September 27, 2008, the Company cancelled certain manufacturing equipment purchase obligations and recorded a charge associated with these cancellations and in addition, certain surplus equipment was identified for sale and adjusted to its fair value. The inventory reserve charge was recorded after an abnormal decrease in demand for certain products.

3.    LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Weighted average common shares for basic loss per share	62,617	60,509	62,189	59,949

Net effect of dilutive securities - based on treasury stock method using average market price	-	-	-	-

Adjusted weighted average shares for diluted loss per share	62,617	60,509	62,189	59,949

    For the three and nine months ended October 3, 2009 and September 27, 2008, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted stock (shares or units), or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three and nine months ended
	October 3, 2009	September 27, 2008

Convertible notes	7,600	7,600
Stock options	5,389	2,944
Unvested restricted shares and units	1,809	2,895

4.    REVENUE SOURCES

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are as follows:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Broadband	$10,269	$28,799	$27,655	$83,097
Wireless	26,447	29,266	71,019	129,830

Total	$36,716	$58,065	$98,674	$212,927

    The Company primarily sells to four geographic regions: Asia, USA and Canada, Latin America and Other. The geographic region is determined by the destination of the shipped product. During the three months ended October 3, 2009, the Company identified certain prior period sales that were classified by invoicing location rather than the destination of the shipped product.  Certain prior period information presented below has been recast to properly classify these sales based on their shipped product destination.

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Asia	$28,261	$46,885	$74,010	$184,314
USA and Canada	2,094	4,179	5,264	10,537
Latin America	4,405	4,184	13,185	11,721
Other	1,956	2,817	6,215	6,355
Total	$36,716	$58,065	$98,674	$212,927

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present a summary of fair value information for available-for-sale securities as at October 3, 2009 presented in accordance with ASC 820:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt securities (2)	1,529	2,350	-	2,350	-
Auction Rate Securities
Corporate Debt (2)	600	933	-	-	933
Preferred Equity	3,013	3,348	-	-	3,348
State and Municipal Debt (2)	1,560	1,779	-	-	1,779
Total	$6,702	$8,410	$-	$2,350	$6,060

(1) (2)	Difference between amortized cost basis and fair value represents gross unrealized gains. These available for sale debt securities have contractual maturities in excess of 10 years.

    The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At October 3, 2009 and December 31, 2008, the fair value of the Company's outstanding convertible senior notes, determined by reference to interest rates and the Company’s stock price (Level 2 valuation), were approximately $38,065 and $33,630, respectively compared to their carrying values of $38,000 and $38,000, respectively.

AUCTION RATE SECURITIES

    Auction rate securities (ARS) are generally long-term financial instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The mechanism generally allowed existing investors to rollover their holdings while continuing to own their respective securities or liquidating their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities the Company holds. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. During the quarter ended October 3, 2009, certain issuers redeemed $600 of ARS at face value and the Company recorded income of $200 as prior write-downs of costs had previously been charged to income as an other-than-temporary impairment.

    At October 3, 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. During the quarter ended October 3, 2009, a preferred equity ARS ceased interest payments and the Company wrote down its remaining valuation to zero. While interest at default rates continues to be paid currently by the remaining issuers of these ARS, due to the severity of the decline in fair value and the duration of time for which these ARS have been in a loss position, the Company concluded that its ARS experienced an other-than-temporary decline in fair value and recorded impairment charges of $165 and $1,376 for the three and nine months periods ended October 3, 2009, respectively.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037. This debt is quoted but infrequently traded and the Company values this security on a Level 2 basis. Due to the severity and duration of the decline to April 4, 2009, the Company recorded an impairment of $354 during the first quarter of 2009 related to this security, which in combination with the ARS impairment discussed above, was reported in Other income (expense).

    As further required by ASC 820, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation during the three and nine months ended October 3, 2009.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended October 3, 2009
	State & Municipal Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2009	$1,947	$662	$4,340	$6,949
Total gains or (losses) realized/unrealized
Included in net loss - quarter ended April 4, 2009	(325)	(62)	(824)	(1,211)
- quarter ended July 4, 2009	-	-	-	-
- quarter ended October 3, 2009	38	-	(3)	35
Included in other comprehensive (loss) income - quarter ended April 4, 2009	-	-	-	-
- quarter ended July 4, 2009	47	212	321	580
- quarter ended October 3, 2009	172	121	14	307
Purchases, redemptions, and settlements quarter ended October 3, 2009	(100)	-	(500)	(600)
Transfers in and/or out of Level 3	-	-	-	-
Balance at October 3, 2009	$1,779	$933	$3,348	$6,060
The amount of total gains or losses for the period included in loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date - as of April 4, 2009	$(325)	$(62)	$(824)	$(1,211)
- as of July 4, 2009	$(325)	$(62)	$(824)	$(1,211)
- as of October 3, 2009	$(287)	$(62)	$(827)	$(1,176)
Securities held at October 3, 2009:
Face value	$2,500	$2,500	$7,000	$12,000
Amortized cost basis	$1,560	$600	$3,013	$5,173
Weighted average interest rate (*)	0.9%	2.1%	2.1%	1.8%
Maturity date	2045	2036	N/A

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
(c) Includes preferred securities issued by three diversified closed-end management investment companies which are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued and carry financial ratings of AAA. Also includes preferred securities issued by subsidiaries of two publicly-held debt default insurers, one of which carries a financial rating of A2 while the other security, which no longer pays interest and has been written to zero, has a financial rating of C.

    For the three and nine month periods ended September 27, 2008, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended September 27, 2008
	State & Municipal Securities	Corporate Debt Securities	Preferred Equity Securities	Total
Beginning balance	$-	$2,324	$2,344	$4,668
Total gains or losses realized/unrealized
Included in net loss
- quarter ended March 29, 2008	(186)	(43)	(594)	(823)
- quarter ended June 28, 2008	(389)	(360)	135	(614)
- quarter ended September 27, 2008	186	79	(532)	(267)
Included in other comprehensive income
- quarter ended March 29, 2008	(130)	-	-	(130)
- quarter ended June 28, 2008	130	240	-	370
- quarter ended September 27, 2008	-	(240)	-	(240)
Purchases, redemptions, and settlements
- quarter ended March 29, 2008	-	-	-	-
- quarter ended June 28, 2008	(2,125)	-	(4,650)	(6,775)
- quarter ended September 27, 2008	(1,775)	-	-	(1,775)
Transfers in and/or out of Level 3
- quarter ended March 29, 2008	6,500	-	9,475	15,975
- quarter ended June 28, 2008	-	3,760	-	3,760
- quarter ended September 27, 2008	-	(3,760)	-	(3,760)
Ending Balance	$2,211	$2,000	$6,178	$10,389
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date
- as of March 29, 2008	$(186)	$(43)	$(594)	$(823)
- as of June 28, 2008	$(575)	$(403)	$(459)	$(1,437)
- as of September 27, 2008	$(389)	$(324)	$(991)	$(1,704)

6.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	October 3, 2009	December 31, 2008

Raw materials	$6,959	$9,537
Work in process	13,972	18,062
Finished goods	11,076	15,007
	32,007	42,606
Reserves	(10,542)	(9,028)

Total	$21,465	$33,578

7.    LONG-TERM DEBT

    On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes (2009 Notes) due October 15, 2009. The 2009 Notes are convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate, subject to adjustment, of 200 shares for each $1,000 principal amount, which is equivalent to a conversion price of $5.00 per share (7,600 shares contingently issuable). Interest on the 2009 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.  The 2009 Notes were repaid on the October 15, 2009 maturity date.

8.    BENEFIT FROM INCOME TAXES

    The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the three month period ended October 3, 2009 the Company finalized and filed the R&E claim as part of its 2008 Federal tax return and subsequently received cash of $321 for the R&E credits. Such refund was recorded as a benefit from income taxes during the three months ended October 3, 2009.

9.    STOCK BASED COMPENSATION

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

    The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Amortization of restricted stock awards	$1,866	$5,191	$6,156	$13,345
Amortization of ESP Plan	60	-	460	400
Amortization of stock option awards	986	733	2,683	1,526
Total stock based compensation	$2,912	$5,924	$9,299	$15,271

By Financial Statement line item
Cost of sales	$601	$697	$1,943	$2,449
Research and development expenses	1,167	1,470	3,715	5,271
Selling and administrative expenses	1,144	3,757	3,832	7,551
Restructuring charge	-	-	(191)	-

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

    Stock based compensation for the three and nine months ended September 27, 2008 included $2,065 for equity awards associated with the management separation charge recorded during the three months ended September 27, 2008.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units (collectively restricted stock). The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock grants are forfeited annually.  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2008 to October 3, 2009 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2008	2,212	$9.61	-	-	3,491	$9.68
Granted	1,802	9.26	678	$5.04	-	-
Shares vested/options exercised	(1,722)	9.16	(31)	5.88	(384)	6.78
Forfeited/expired	(318)	12.17	(36)	5.89	(288)	10.36
Balance at December 31, 2008	1,974	9.27	611	4.94	2,819	10.00
Granted	-	-	873	3.22	3,210	2.03
Shares vested/options exercised	(1,009)	8.60	(556)	4.78	(49)	2.06
Forfeited/expired	(57)	10.88	(27)	5.72	(591)	9.42
Balance at October 3, 2009	908	$9.90	901	$3.35	5,389	$5.39

    Included within the restricted stock shares granted in 2008 are 357 shares granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award. Upon the separation of our former chief executive officer in 2008, 27 shares of the 357 LTI shares were released and 96 shares were forfeited. Based upon the performance of the Company to October 3, 2009, no further stock-based compensation for LTI has been expensed and the related unrecognized stock-based compensation has been excluded from the table below.

As of October 3, 2009

Unrecognized stock based compensation cost
Option plans	$3,448
Restricted stock	$5,107
Weighted average remaining recognition period
Option plans	1.7 years
Restricted stock	0.7 years

Stock options outstanding at October 3, 2009 are summarized as follows:

Range of exercise prices	Outstanding Options at October 3, 2009	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at October 3, 2009	Weighted average exercise price

$1.39 - $2.03	2,999	9.3	$1.97	5	$1.82
$2.08 - $8.79	977	4.6	$5.36	879	$5.50
$8.84 – $15.56	1,248	4.9	$11.24	1,169	$11.35
$15.94 - $34.33	165	1.3	$23.46	161	$23.57

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for stock based compensation grants used for the nine month periods ended October 3, 2009 and September 27, 2008 were:

	Nine months ended
	October 3, 2009	September 27, 2008

Stock option awards:
Risk-free interest rate	1.6%	N/A
Expected volatility	99%	N/A
Average expected term (in years)	5.0	N/A
Expected dividend yield	0.0%	N/A
Weighted average fair value of options granted	$1.51	N/A

ESP Plan:
Risk-free interest rate	0.4%	1.8%
Expected volatility	96%	100%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.72	$1.44

    For equity awards with expected terms of greater than one year, the assumption for expected volatility is based on a combination of implied and historical volatility, whereas for equity awards with an expected term of one year or less, the assumption is solely based on the Company’s historical volatility.

10.    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions relating to, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  Defendants' response to that Amended Complaint is due to be filed by December 23, 2009.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the Consolidated Amended Complaint in the Class Actions.

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

11.    SUBSEQUENT EVENTS

    The Company will record a management separation charge in the fourth quarter of 2009 following the resignation of an executive officer. The charge, approximating $1,900 of which approximately $450 is non-cash stock based compensation, covers severance, the accelerated vesting of outstanding equity awards and certain other costs.

ANADIGICS, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  We believe that we are well-positioned to capitalize on the high growth voice, data and video segments of the broadband wireless and wireline communications markets.  We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (HSPA, inclusive of downlink and uplink) and Evolution Data Optimized standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access, Wireless Fidelity products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises products.

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

    We experienced declines in quarterly revenue from the second quarter of 2008 through the first quarter of 2009, which resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the macroeconomic environment. During the fourth quarter of 2008, we reduced our workforce by approximately 100 positions and in the first quarter of 2009, we further reduced our workforce by approximately 110 positions. We believe these combined workforce reductions along with other cost reduction actions should result in anticipated savings in 2009 approximating $20 million to $25 million.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.8%	77.1%	91.4%	67.2%

Gross margin	12.2%	22.9%	8.6%	32.8%
Research and development expenses	30.0%	22.3%	33.5%	19.8%
Selling and administrative expenses	17.2%	25.1%	20.4%	15.4%
Restructuring charge	-	-	2.6%	-

Operating loss	(35.0)%	(24.5)%	(47.9)%	(2.4)%
Interest income	0.5%	1.7%	1.0%	1.9%
Interest expense	(1.6)%	(1.0)%	(1.8)%	(0.8)%
Other income (expense)	0.2%	(2.8)%	(1.4)%	(1.3)%

Net loss before income taxes	(35.9)%	(26.6)%	(50.1)%	(2.6)%
Benefit from income taxes	(0.9)%	-	(0.3)%
Net loss	(35.0)%	(26.6)%	(49.8)%	(2.6)%

    NET SALES. Net sales decreased 36.8% during the third quarter of 2009 to $36.7 million from $58.1 million in the third quarter of 2008. For the nine months ended October 3, 2009, net sales were $98.7 million, a 53.7% decrease from net sales of $212.9 million for the nine months ended September 27, 2008.

    Sales of integrated circuits for wireless applications decreased 9.6% during the third quarter of 2009 to $26.4 million from $29.3 million in the third quarter of 2008.  For the nine months ended October 3, 2009, net sales of integrated circuits for wireless applications decreased 45.3% to $71.0 million from $129.8 million for the nine months ended September 27, 2008. The decrease in sales in the three month period was primarily due to decreased demand in the CDMA cellular device markets resulting from a reduction in market share with certain customers and an industry slowdown due to the current macroeconomic environment.  The decrease in sales in the nine month period was primarily due to decreased demand in both the CDMA and EDGE/WEDGE cellular device markets.

    Sales of integrated circuits for broadband applications decreased 64.3% during the third quarter of 2009 to $10.3 million from $28.8 million in the third quarter of 2008. For the nine months ended October 3, 2009, net sales of integrated circuits for broadband applications decreased 66.7% to $27.7 million from $83.1 million for the nine months ended September 27, 2008. The decrease in sales was primarily due to decreased demand for WLAN PAs shipped into the PC Notebook market resulting from the combination of a reduction in market share with one of our key customers and general softness in demand for WLAN PAs that has occurred due to the current macroeconomic environment. To a lesser degree, decreased demand in the set top box and cable infrastructure markets contributed to the lower sales in the third quarter and nine month period.

    GROSS MARGIN. Gross margin during the third quarter of 2009 decreased to 12.2% of net sales from 22.9% of net sales in the third quarter of 2008. The third quarter of 2009, includes a charge $3.9 million in settlement of a commercial dispute with a customer, which charge represented 10.6% of revenue. The third quarter of 2008 included charges of $3.9 million, representing 6.7% of revenue, associated with production equipment purchase cancelation charges, equipment impairment charges and inventory reserve charges, which the Company considered an anomaly of the period. For the nine months ended October 3, 2009, gross margin decreased to 8.6% from 32.8% for the nine months ended September 27, 2008.  After considering the charges outlined above, the remaining decreases in gross margin were primarily due to lower product shipments and wafer production, and fixed production costs increasing as a percent of lower revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development (R&D) expenses decreased 14.7% during the third quarter of 2009 to $11.0 million from $12.9 million during the third quarter of 2008. Company sponsored research and development expenses for the nine month period ended October 3, 2009 decreased 21.5% to $33.0 million from $42.1 million during the nine month period ended September 27, 2008.  The decrease was primarily due to decreased headcount and materials used in our R&D product and process development efforts in light of reduced revenues.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 56.7% to $6.3 million during the third quarter of 2009 from $14.6 million during the third quarter of 2008. Selling and administrative expenses for the nine month period ended October 3, 2009 decreased 38.9% to $20.1 million from $32.9 million during the nine month period ended September 27, 2008. The third quarter of 2008 included charges of $5.7 million associated with the departure of our former Chief Executive Officer, including $2.2 million of stock based compensation upon accelerated vesting of certain equity awards.  The remaining decrease was primarily driven by lower headcount and marketing expenses within our sales organization in light of reduced revenues.

    RESTRUCTURING CHARGE.  During the first quarter of 2009 we implemented workforce reductions, which eliminated approximately 110 positions, resulting in a restructuring charge of $2.6 million principally for severance and related benefits.

    INTEREST INCOME. Interest income decreased 81.2% to $0.2 million during the third quarter of 2009 from $1.0 million during the third quarter of 2008. For the nine months ended October 3, 2009, interest income decreased 75.5% to $1.0 million from $4.2 million in the nine month period ended September 27, 2008. The decreases were principally due to lower interest rates, as we maintained liquidity in Government-backed investments, and were compounded by lower average funds invested.

    OTHER INCOME (EXPENSE). Other income (expense) primarily results from valuation activity in marketable securities we hold. Other expense is primarily comprised of other-than-temporary declines in value on certain auction rate securities and a corporate debt security held by the Company, including $0.2 million and $1.7 million in the three and nine months periods ended October 3, 2009, respectively. Other expense in the three month and nine month periods ended September 27, 2008 was $1.6 million and $2.8 million, respectively. During the third quarter of 2009, we recognized $0.2 million of income from redemptions, at par value, of certain marketable securities which had previously been written down due to other-than-temporary declines in value.

    BENEFIT FROM INCOME TAXES.   The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the three month period ended October 3, 2009 the Company finalized and filed the R&E claim as part of its 2008 Federal tax return and subsequently received cash of $0.3 million for the R&E credits. Such refund was recorded as a benefit from income taxes during the three months ended October 3, 2009.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 3, 2009, we had $115.0 million in cash and cash equivalents and $8.4 million in marketable securities.  As of October 3, 2009, we had outstanding $38.0 million aggregate principal amount of our 2009 Notes, which were repaid on October 15, 2009 from cash.

    Operating activities used $13.1 million in cash during the nine month period ended October 3, 2009, primarily as a result of our operating results adjusted for non-cash expenses offset by cash generated by reducing working capital.  Investing activities, consisting principally of net proceeds received from the sale of marketable securities of $13.9 million, partly offset by purchases of fixed assets of $9.5 million, provided $4.5 million of cash during the nine month period ended October 3, 2009.  Financing activities provided $0.1 million of cash, consisting of proceeds received from stock option exercises.

    We had unconditional purchase obligations at October 3, 2009 of approximately $2.7 million.

    Within our $8.4 million in marketable securities at October 3, 2009, we held a total of $6.1 million of auction rate securities (ARS) and $2.3 million as a corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers redeemed certain of their ARS during 2008, the market remained constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $9.3 million. During the three and nine months periods ended October 3, 2009, fair market values of certain of our ARS, when combined with the fair market values of our corporate debt security, increased by $0.5 million and $1.7 million, respectively, which was recorded to other comprehensive income.

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

    We believe that after the repayment of our 2009 Notes, our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational and anticipated capital needs for the next twelve months. We may elect to finance all or part of our anticipated operational and capital needs, which may include acquisitions of complementary businesses or technologies, investments in other companies or repurchases of our equity, through additional equity or debt financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2009, the Financial Accounting Standards Board (FASB) issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Accounting Standards Codification (ASC) 105 "Generally Accepted Accounting Standards". This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. For clarity, we have chosen to include the available Codification references in this quarterly report in addition to pre-Codification accounting standard references.  As the Codification is not intended to change the existing accounting guidance, its adoption did not have an impact on our consolidated financial statements.

    In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (ASC 820) which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (ASC 820-10-65-2), which delayed the effective date for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of ASC 820-10-65-2 as of January 1, 2009 did not have a material effect on our consolidated financial statements for non-financial assets and liabilities and any other assets and liabilities carried at fair value.

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (ASC 820-10-65-4)), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10-65-4 was effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our consolidated financial statements.

    In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU becomes effective for the Company on October 4, 2009. The adoption of this standard effective October 4, 2009 did not have a material impact on our consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (ASC 805), which changes how business acquisitions are accounted.  ASC 805 requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  ASC 805 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and upon adoption did not have a material impact on our consolidated financial statements. However it is expected to change our accounting prospectively for future business combinations consummated subsequently.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (ASC 810), which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by ASC 810. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (ASC 815), which applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities".  ASC 815 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. ASC 815 was effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In May 2008, the FASB issued FSP Accounting Principles Board 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (ASC 470-20), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. ASC 470-20 was effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (primarily covered within ASC 260-10), which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260-10 was effective for fiscal years beginning after December 15, 2008. The adoption of this standard effective January 1, 2009 did not have a material impact on our consolidated financial statements.

    In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-65-1), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. ASC 320-10-65-1 was effective for interim and annual periods ending after June 15, 2009 and apply based upon the Company’s ability and intent to hold the security to maturity or a recovery in valuation. The adoption of this standard did not have an impact on our consolidated financial statements, as it is more likely than not that we will sell the impaired debt securities prior to a recovery in valuation.

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC 825-10-65-1), which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 was effective for interim and annual periods ending after June 15, 2009. This new standard was effective beginning with our second quarter financial reporting and the additional financial reporting disclosures are included herein.

    In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 was effective for interim and annual periods ending after June 15, 2009.  This new standard was effective beginning with our second quarter financial reporting and did not have an impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of October 3, 2009, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2009.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions relating to, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  Defendants' response to that Amended Complaint is due to be filed by December 23, 2009.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the Consolidated Amended Complaint in the Class Actions.

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

Dated: November 5, 2009