Form 10-K
ANADIGICS INC
filed 2010-03-12
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes / / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer / / Accelerated filer / X / Non-accelerated filer (Do not check if a smaller reporting company) / /  Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of July 4, 2009 was approximately $254 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 28, 2010 was 65,156,283 (excluding 114,574 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2010 annual meeting of shareholders (Part III).

PART I

ITEM 1. BUSINESS.

Overview

 ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  We believe that we are well-positioned to capitalize on the high growth voice, data and video segments of the broadband wireless and wireline communications markets.  We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (HSPA, inclusive of downlink and uplink) and Evolution Data Optimized (EVDO) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) and Long Term Evolution (LTE), Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.

Our business strategy focuses on developing RF front end solutions for our customers and partnering with industry-leading wireless and wireline chipset providers to incorporate our solutions into their reference designs.  Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

We believe our business will benefit in the long-term from two key factors: (1) fast growth in the markets for 3G, 3.5G, 4G, WiFi and CATV products and (2) an increased dollar content of our solutions within the products in these end markets. We believe that the combination of these factors will enable us to outpace the overall end product unit growth in these broadband wireless and wireline communications markets.  For example, additional PAs with higher performance levels and integration are required in 3G and 3.5G wireless handsets as compared to prior standards.  The complexity of 3G, 3.5G and 4G designs coupled with our selection in several leading reference designs allows us to capitalize on the growth in the 3G, 3.5G and 4G markets. In the WiFi market, our business will benefit from both increasing shipments of WiFi-enabled handheld devices as well as the growing adoption of dual-band 802.11 a/b/g solutions and the 802.11 n MIMO standard, which commonly use multiple PAs with each chipset.  We are positioning our CATV set-top box business to capitalize on the growth of home gateway products, which provide multi-function capabilities such as digital video recording (DVR), high definition television (HDTV) reception, multi-room access and Internet connectivity, by expanding our offering of active splitter products.  In addition, we believe that the new generation of cable modems based on the Data Over Cable Service Interface Specification 3.0 (DOCSIS-3.0) standard will increase the addressable market for our upstream amplifiers.  We anticipate that our new hybrid line amplifier products will expand our addressable share of the CATV infrastructure market and we further believe that our infrastructure business will continue to benefit from the adoption of 1 GHz CATV systems worldwide and from RF amplifiers being used in FTTP optical networks such as Verizon Communication Inc.’s (Verizon) FiOS.

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

Our six-inch diameter Gallium Arsenide (GaAs) wafer fabrication facility (fab) located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  During 2009, we announced a hybrid manufacturing strategy whereby we entered into a strategic foundry agreement with WIN Semiconductors to supplement our existing wafer fabrication capability and allows for additional and flexible capacity without the requisite capital investment.

Industry Background

Wireless 3 and 3.5 G Market
The number of wireless handsets designed for 3G and 4G standards like CDMA/EVDO, WCDMA/HSPA and LTE is expected to grow faster than the overall market as these standards become dominant over the next several years.  According to Allied Business Intelligence (ABI), annual shipments of 3G and 4G handsets forecast to grow from 503 million units in 2009 to 883 million units by 2013, a 75% increase in four years.  Shipments of 3G and 4G wireless modems and other mobile broadband data devices are forecast to grow even more rapidly, from 60 million units in 2009 to 239 million units in 2013, a four-fold increase in four years.  As a qualified PA supplier to top-tier handset manufacturers such as Research in Motion (“RIM”), LG Electronics (“LGE”) and Samsung Electronics Co., Ltd we believe we are well positioned to benefit from the continuing transition to 3G and 4G technologies.

Traditionally, the chipset in a wireless handset required one or two power amplifiers.  As wireless operators gained additional frequency licenses to deploy 3G and 4G networks, requirements for mobile devices that can operate in multiple bands has increased demand for power amplifiers in handsets, datacards and wireless modems.  These wireless devices also require PAs with higher power and better linearity to meet more demanding performance specifications.

The key drivers of growth in the wireless handset market are:

•	Deployment of 3G and 4G networks and services.
•	New subscriber additions in emerging markets.
•	New features and applications to drive replacements in established markets.
•	Convergence of voice, data and video services.

Wireless handsets and mobile data devices utilize a semiconductor chipset to enable communication with the network.  Key components of a wireless semiconductor chipset include a baseband, transceiver and one or more power amplifiers (PAs).  Each PA boosts the transmitter RF output to deliver enough signal power to enable connection with the radio access network for voice and data throughput.  As additional features and functionality are incorporated into wireless handsets to leverage the higher network data rates to enable applications such as high speed data and streaming video services, increasing demands are placed on the handset battery, thereby reducing battery life.  The high-performance PA is a critical component in the handset because it directly affects battery life and, consequently, available talk time.  We believe our differentiated InGaP-plus process and design technologies such as HELP™ provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend talk time.

In addition to wireless handsets and data cards, 3G and 3.5G capabilities are increasingly being embedded in notebook computers.  We are a leading participant in this market through the use of our power amplifiers in Qualcomm reference designs, and in embedded wireless modules manufactured by leading providers to this growing market.

Wireless 4G
As a fourth-generation wireless standard, WiMAX continues to gain momentum worldwide, as commercial mobile broadband wireless services that use this technology continue to be introduced and gain subscribers. Clearwire Corporation is well on its way to providing nationwide service in the United States; UQ Communications Inc. plans to support service over all of Japan within three years; and successful service launches in Korea, Russia, Malaysia and Taiwan all indicate the growth potential of this technology. We currently ship WiMAX PAs to several customers, and believe that our relationships with leading WiMAX equipment and chipset vendors have positioned us to be one of the market-leading providers of WiMAX PAs in the world.

Long Term Evolution (LTE) is the 4G standard developed by the 3GPP consortium and supported by the Global mobile Suppliers Association (GSA), one of the largest wireless industry groups. A survey by the GSA in February 2010 identified 59 LTE network commitments in 28 countries, with 20 networks planning to begin commercial LTE service in 2010. The GSA expects additional operators to announce their LTE plans during 2010. According to the GSA, LTE is needed to accommodate the dramatic traffic growth anticipated for data, and to fully address the mass market. LTE will significantly boost network throughputs, reduce latency, improve spectrum and deliver operational efficiencies and performance; the next step in the user experience. ANADIGICS long-standing business relationships with key players in the LTE ecosystem makes us well-positioned to benefit from the developing demand for LTE-capable power amplifiers as more LTE networks are deployed.

Wireless Fidelity (WiFi)
The market for electronic devices with WiFi, or wireless LAN, networking capabilities continues to grow.  ABI Research forecasts that shipments of WiFi-enabled devices will grow from 600 million units in 2009 to over 1.5 billion units in 2013, representing a 26% compounded annual growth rate over that period of time. WiFi functionality in notebook and netbook computers has become standard, and WiFi is now being embedded in other consumer electronic devices such as cameras, printers, audio devices, mobile phones, mobile internet devices and gaming consoles. Our WiFi power amplifier, front end module (FEM) and front end integrated circuit (FEIC) business stands to benefit from the following two market trends, in particular:
(i) With the advent of the 802.11n standard in 2007, WiFi products for mobile computing have expanded into MIMO architectures, which require multiple PAs per product. ABI estimates that in 2009 about 46% of all WiFi integrated circuits shipped conformed to the 802.11n standard, and forecasts that market share to reach 85% by 2013. This trend suggests that the growth rate of PA demand may significantly outpace that of WiFi products in general.  We believe that in addition to an increase in demand for PAs, there will also be an increase in demand for FEMs or FEICs that include multiple PAs.
(ii) Annual shipments of WiFi-enabled cellular handsets and mobile internet devices are expected to grow from 142 million units in 2009 to 559 million units in 2013, according to ABI.  We believe that a growing share of these devices will require dual-band operation, representing a significant opportunity for our new dual-band FEMs and FEICs.  These products offer high levels of functional integration in small form factors which are necessary for handheld applications.

We continue to secure new RF front end sockets in next-generation reference designs from leading WiFi chipset providers for a wide range of applications. Taking into account the multiple-PA MIMO technology supported by the 802.11n standard and the demand for small, integrated products for handheld applications, we believe that our portfolio of differentiated products in these high-growth market areas will allow us to benefit from the prevailing WiFi market trends.

Cable Set-Top Box and Cable Modem Markets
The markets for CATV set-top boxes and cable modems are being shaped by several key trends.  Set-top boxes are incorporating advanced functionality, to leverage the convergence of voice, data and video services over the broadband network, such as DVR, HDTV, wireless internet access, interactive services, home networking and gaming.  These new features are driving demand for both new and replacement set-top boxes, including high-end multi-function boxes called gateways.  As a long-term supplier to Cisco Systems Inc. (Cisco) and Motorola, Inc., we believe that we are well positioned to benefit from these trends and we are offering new products with features tailored for gateway boxes.  We also believe that the rollouts of DTV in China and parts of Europe, and Verizon’s FiOS in the U.S., are contributing to sustained demand for digital set-top boxes.

As the cable modem market transitions to the new DOCSIS 3.0 standard, we believe it will provide additional opportunity for our upstream amplifier products.  The DOCSIS 3.0 standard uses multiple channels simultaneously to provide wider bandwidth and higher data throughput than previous technologies, and we believe that we are well positioned to support this market opportunity.

CATV Infrastructure and FTTP
We are a leading supplier of 12V and 24V line amplifier radio frequency integrated circuit (RFIC) amplifiers and drop amplifiers to the CATV infrastructure market.  This market shows continuing demand for equipment upgrades as a result of increasing CATV infrastructure bandwidth requirements, the need of cable service providers to offer converged voice, data and video services over their broadband networks, and the increased deployment of CATV fiber nodes.  We are participating in these upgrades through our collaboration with industry leaders, and as a result of the rollout of digital cable in China and parts of Europe.  We are also offering new line amplifier products in industry-standard packages that we believe will expand our addressable market. Historically, we have enjoyed long product life cycles in these markets.  Additionally, we are providing optical network RF amplifiers in the FTTP market for use in systems such as Verizon’s FiOS, for which deployments continue throughout the U.S.

Our Strategy

Our objective is creating value through innovative RF and Mixed Signal solutions that enable instantaneous connectivity anytime, anywhere.  The key elements of our strategy include:

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

•
Provide additional and flexible capacity through foundries. Leveraging third-party foundry capabilities to supplement our existing wafer fab, and expand our ability to grow scale while limiting costly further capital investment in manufacturing.

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

Products

We classify our revenues based upon the end application of the product in which our integrated circuits are used.  For the years ended December 31, 2007, 2008 and 2009, wireless accounted for approximately 56%, 60% and 68% respectively, of our total net sales, while broadband accounted for approximately 44%, 40% and 32%, respectively, of our total net sales.

Wireless

Our Wireless product line includes power amplifier modules for CDMA/EVDO, GSM/EDGE, WCDMA/HSPA, LTE and other wireless technologies for mobile handsets and data devices. The following table describes our principal products for these applications:

Product	Application
Power Amplifier (PA)	Used in RF transmit chain of wireless handset, modem, datacard or embedded module to amplify uplink signal to base station.
HELP™ PA Module (multiple versions)	ANADIGICS proprietary High Efficiency at Low Power PA design reduces average PA power consumption as much as 75% in CDMA/EVDO and W-CDMA/HSPA devices.
ZeroIC™ PA Module	Unique InGaP PA design for specific Qualcomm CDMA/EVDO platforms includes switched RF path with zero current consumption to conserve battery life at lower power levels.
Multi-band PA Modules	Two or more PA’s in a single package enables device operation in multiple frequency bands at lower cost and with less board area compared to multiple single-band PA designs.

Broadband

Our Broadband product line encompasses video and data telecommunications systems, primarily consisting of CATV, WiFi and WiMAX applications.

The following table outlines our principal CATV products and their applications:

Product	Application
CATV Set-Top Box and Cable Modem Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.
Upstream Amplifiers	Used to amplify and control the level of signals in the return path.

Product	Application
CATV Infrastructure and FTTP Products
Line Amplifiers	Used to distribute RF signals from headends to subscribers.
Drop Amplifiers	Used to amplify RF signals at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for FTTP and FiOS.

The following table sets forth information regarding our principal products in the WiFi market:

Product	Application
WiFi Products
2.4 GHz (802.11 b/g) PAs and Front-End ICs	Used in wireless network interface cards (NIC), embedded notebook computers (mini-PCI) and access point (AP) applications to boost the transmit signal for increased range and data throughput.
5 GHz (802.11 a) PAs and Front-End ICs	Used in wireless rich-media applications, such as streaming audio/video, to boost the transmit signal for increased range and data throughput.
Dual Band (802.11 a/b/g) PAs and Front-End ICs	Used in wireless network systems that require seamless transition between frequencies to mitigate interference and congestion.
MIMO (802.11n) PAs and Front-End ICs	Used in multimedia applications for higher data throughput and greater WiFi coverage.

The following table sets forth information regarding our principal products in the WiMAX market:

Product	Application
WiMAX Products
Mobile WiMAX PAs	PA modules used for mobility applications.
Fixed Point WiMAX PAs	PA modules used for point-to-point Central Premises Equipment (CPE) applications.

Marketing, Sales, Distribution and Customer Support

We sell our products primarily to our direct customers worldwide and have developed close working relationships with leading companies in the broadband wireless and wireline communications markets.  Additionally, we selectively use independent manufacturers’ representatives and distributors to complement our direct sales and customer support efforts.  Our relationships with our distributors enable them to maintain local practices regarding inventories and payment terms while supporting our growth in Asian wireless and global broadband markets.  Working with distributors like World Peace Group and Richardson Electronics, who have extensive sales networks, provides us access to tier-one customers in these markets.  We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

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

We believe that reference-design manufacturers in the broadband wireless and wireline communications markets will continue to play an important role in the future of these markets.  Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to further penetrate these market opportunities.

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

Manufacturing

We fabricate substantially all of our ICs in our six-inch diameter GaAs wafer fab in Warren, New Jersey. The Warren fab was first certified as ISO 9001 compliant in December 1993.  Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard.  In 2004, we also received ISO 14001 certification and remain certified.

During 2009, we announced a hybrid manufacturing strategy whereby we entered into a strategic foundry agreement with WIN Semiconductors to supplement our existing wafer fabrication capability and allow for additional and flexible capacity without the requisite capital investment. We have begun developing certain new products that will use this additional production and process capability.

Assembly

Fabricated GaAs wafers are shipped to contractors in Asia for packaging. Certain processes cannot be easily or economically integrated onto a single die, and consequently multi-chip modules that combine multiple die within a single package are now required, enabling the selection of the optimal process technology for each IC within the package.  This provides enhanced integration at the sub-system level and these solutions generate significant size reductions in wireless handset component circuitry.

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

Final Test

After assembly, packaged ICs are tested prior to shipment to our customers.  We outsource the majority of our production RF testing operations, which are performed near our module assembly contractors in Asia.  This adds considerable efficiencies to the device manufacturing process in reducing product cycle times and manufacturing costs and supports our initiative to reduce manufacturing costs.

Raw Materials

GaAs wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our ICs are available from a limited number of sources.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Research and Development

We have made significant investments in our proprietary processes, including product design, packaging and wafer fabrication, which we believe gives us a competitive advantage.  Research and development expenses were $46.5 million, $54.5 million and $46.0 million in 2007, 2008 and 2009, respectively. We continue to focus our research and development on advanced PAs and front end modules for 3, 3.5 and 4 G wireless markets, and on active splitters, WiFi PAs and Front-End ICs, WiMAX PAs, CATV infrastructure amplifiers and FTTP amplifiers in the broadband market.

Further, we develop other components, for example silicon CMOS components, to support our PA module and other products.  We do not intend to manufacture this technology in-house, as we believe there will be adequate external foundry capacity available.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Customers

Sales to LGE and RIM accounted for 15% and 14%, respectively, of total net sales during 2009. No other customer accounted for 10% or more of total net sales during 2009.  See “Risk Factors—We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenue.”

Employees

As of December 31, 2009, we had 564 employees.

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

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs.  We own 70 U.S. patents and have 9 pending U.S. patent applications.  The U.S. patents were issued between 1991 and 2009 and will expire between 2010 and 2027.

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

We have incurred substantial operating and net losses in the past.  While we had positive operating results during calendar year 2007, we had a net loss in calendar years 2008 and 2009 as a result of the general economic downturn, market factors beyond our control and a loss in market share, and we expect to continue to incur losses in 2010. Additionally, we compete in an industry with limited visibility into customers’ forecasts beyond just a few quarters. If economic conditions worsen or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

Unfavorable general economic conditions in individual or world markets could negatively impact our financial performance.

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

Our results of operations also may be subject to significant quarterly and annual fluctuations.  These fluctuations are due to a number of factors, many of which are beyond our control, including, among others: (i) changes in end-user demand for the products manufactured and sold by our customers; (ii) the effects of competitive pricing pressures, including decreases in average selling prices of our products; (iii) industry production capacity levels and fluctuations in industry manufacturing yields; (iv) levels of inventory in our end markets; (v) availability and cost of products from our suppliers; (vi) the gain or loss of significant customers; (vii) our ability to develop, introduce and market new products and technologies on a timely basis; (viii) new product and technology introductions by competitors; (ix) changes in the mix of products produced and sold; (x) market acceptance of our products and our customers; and (xi) intellectual property disputes.

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

In calendar years 2007 and 2008 we increased capacity in our manufacturing facility in order to attempt to meet customer demands. At present, we are underutilizing this facility, resulting in excess capacity.  This excess capacity means we incur higher fixed costs for our products relative to the revenues we generate.  Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results.  If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed.  During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations.  We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed.  If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs, which would have an adverse effect on our results of operations. If we are unable to improve utilization levels and correctly manage capacity, the increased expense levels relative to revenue will have an adverse effect on our business, financial condition and results of operations.

We depend on a small number of customers; a loss of or a decrease in purchases and/or change in purchasing patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenue.

We receive a significant portion of our revenues from a few significant customers and their subcontractors.  Sales to LGE and RIM accounted for 15% and 14%, respectively, of total net sales during 2009.  Sales to our greater than 10% customers have approximated or exceeded 30% of total net sales in each of the last three fiscal years.  Our financial condition and results of operations have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements.  If we were to lose any of our major customers, or if sales to these customers were to decrease materially, our financial condition and results of operations could be materially and adversely affected.

We face intense competition, which could result in a decrease in our products’ prices and sales.

The markets for our products are intensely competitive and are characterized by rapid technological change.  We compete with U.S. and international semiconductor and integrated circuit (IC) manufacturers of all sizes, some of whom have significantly greater financial, technical, manufacturing and marketing resources than we do.  We currently face significant competition in our markets and expect that intense price and product competition will continue.  This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share.  We believe that the principal competitive factors for suppliers in our markets include, among others: (i) time-to-market; (ii) timely new product innovation; (iii) product quality, reliability and performance; (iv) product price; (v) features available in products; (vi) compliance with industry standards; (vii) strategic relationships with leading reference design providers and customers; and (viii) access to and protection of intellectual property.

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

We have implemented restructuring programs in the past and may need to in future.

We implemented cost restructuring programs in late 2008 and early 2009, and have implemented other restructuring programs in our history. Such restructuring programs are costly to implement and may inadequately address the operating environment. No assurance can be given that the implementation of cost reduction programs will generate the anticipated cost savings and other benefits or that future or additional measures may be required. We could incorrectly anticipate the extent and term of the market decline and weakness for our products and services and we may be forced to restructure further or may incur future operating charges due to poor business conditions.

We face risks from failures in our manufacturing processes and the processes of our vendors.

The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of GaAs requiring multiple process steps.  It requires production in a highly controlled, clean environment.  Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, downtime on equipment, human error, interruptions in electrical supply or a number of other factors can cause a substantial interruption in our manufacturing processes.  Moreover, our manufacturing process is subject to fluctuations in our demand and fab utilization. In an environment of increasing manufacturing output and personnel to satisfy increasing demand, we may incur manufacturing disruptions limiting supply to customers.

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

Regardless of the process technology used, the fabrication of integrated circuits is a highly complex and precise process.  Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be nonfunctional, thereby reducing yields.  These difficulties can include: (i) defects in masks, which are used to transfer circuit patterns onto our wafers; (ii) impurities in the materials used; (iii) operator errors; (iv) contamination of the manufacturing environment; (v) equipment failure; and (vi) interruptions in electrical supply.

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

The fabrication of integrated circuits from substrate materials and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments, which we may experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could: (i) lose revenues; (ii) incur increased costs such as warranty expense and costs associated with customer support; (iii) experience delays, cancellations or rescheduling of orders for our products; or (iv) experience increased product returns or discounts.

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

In the future, we may need to access sources of financing to fund our growth.  Taking into consideration our cash balance as of December 31, 2009, including marketable securities, of $92.5 million, we believe that our existing sources of liquidity will be sufficient to fund our research and development, capital expenditures, working capital requirements, interest and other financing requirements for at least the next twelve months.

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

We maintain investments in financial instruments including corporate debt obligations, auction rate securities, certificates of deposit and government-related obligations, which included $6.6 million carrying value of auction rate securities at December 31, 2009. These investments must be supported by actively trading financial markets in order to be liquid investments. Financial markets can temporarily or permanently have an imbalance of buyers and sellers that can impact valuations and liquidity. Auction rate markets have experienced imbalances since late 2007 and may continue to be imbalanced. Such imbalances could negatively impact the fair value of our investments, requiring a charge against income as occurred in 2007, 2008 and 2009, our access to cash and the liquidity of our marketable securities. We can not assure you that our marketable securities could be sold for their carrying value or in our required time frame to support our intermediate term cashflow and liquidity needs.

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

Sales to customers located outside the United States (based on shipping addresses and not on the locations of ultimate end users) accounted for 95%, 94% and 93% of our net sales for the years ended December 31, 2007, 2008 and 2009, respectively.  We expect that international sales will continue to represent a significant portion of our net sales.  In addition, independent third parties located in Asia supply a substantial portion of the starting wafers and packaging components that we use in the production of gallium arsenide integrated circuits, and assemble and test nearly all of our products.

Due to our reliance on international sales and on foreign suppliers, assemblers and test houses, we are subject to risks of conducting business outside of the United States, including primarily those arising from local economic and political conditions, fluctuations in exchange rates, international health epidemics, natural disasters, restrictive governmental actions (e.g., exchange controls, duties, etc.), limitation of protecting intellectual property rights in foreign jurisdictions and potential acts of terrorism.

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

The trading price of our common stock has and may continue to fluctuate significantly.  Such fluctuations may be influenced by many factors, including: (i) our operating results and prospects; (ii) the operating results and prospects of our major customers; (iii) announcements by our competitors; (iv) the depth and liquidity of the market for our common stock; (v) investor perception of us and the industry in which we operate; (vi) changes in our earnings estimates or buy/sell recommendations by analysts covering our stock; (vii) general financial and other market conditions; and (viii) domestic and international economic conditions.

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

Since late 2008, the Company and certain of its former and current officers and/or directors have been parties to a now consolidated putative securities class action lawsuit pending in the United States District Court for the District of New Jersey. This lawsuit alleges federal securities fraud claims and seeks unspecified damages arising out of the alleged non-disclosure of information concerning, among other things, manufacturing inefficiencies and customer demand.  The alleged class period runs from July 24, 2007 through August 7, 2008.  In early 2009, two shareholders’ derivative lawsuits were filed in New Jersey Superior Court against the Company, as a nominal defendant, and certain of its current and former directors, alleging state law claims and seeking unspecified damages arising out of the same events at issue in the putative class action lawsuits.  Neither the putative class action lawsuits nor the shareholders’ derivative lawsuits have yet advanced beyond the preliminary procedural stages.  (See “Item 3. Legal Proceedings” for additional details on these cases and related matters.)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES.

    Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, located within the industrial complex. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty-year lease expiring on December 31, 2016.  We occupy another 25,000 square feet of office space in a nearby building under a three-year lease expiring on October 31, 2010.

    We also lease approximately 40,800 square feet in aggregate of office space in the following locations: Atlanta, Georgia; Tyngsboro, Massachusetts; Richardson, Texas; Taipei, Taiwan; Aalborg, Denmark; China; South Korea; and Japan under lease agreements with remaining terms ranging from four to thirty six months that can be extended, at our option.

ITEM 3. LEGAL PROCEEDINGS.

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the Amended Complaint.  The motion is scheduled to be fully briefed by the parties on or before March 30, 2010.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the Amended Complaint in the Class Actions.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2009.

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

	High	Low
Calendar 2009
Fourth Quarter	$4.93	$2.86
Third Quarter	5.21	3.38
Second Quarter	4.59	1.98
First Quarter	2.51	1.43

Calendar 2008
Fourth Quarter	$2.96	$1.13
Third Quarter	10.53	2.88
Second Quarter	13.95	6.52
First Quarter	11.59	5.85

    As of December 31, 2009, there were 64,398,029 shares of Common Stock outstanding (excluding shares held in Treasury) and 685 holders of record of the Common Stock.

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

    See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2005, 2006 and 2007 and for the years ended December 31, 2005 and 2006 have been derived from our audited financial statements, as adjusted for discontinued operations, that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2005	2006	2007	2008	2009
RESULTS OF OPERATIONS
Net sales	$103,871	$166,442	$230,556	$258,170	$140,484
Gross profit	21,736	50,231	78,788	78,587	20,158
Operating (loss) income from continuing operations	(27,950)	(8,483)	2,078	(38,267)	(55,323)
(Loss) income before income taxes	(30,466)	(7,870)	6,916	(41,872)	(57,404)
Benefit from income taxes	-	-	-	-	(321)
Net (loss) income from continuing operations	(30,466)	(7,870)	6,916	(41,872)	(57,083)

(Loss) earnings per share from continuing operations:
Basic	$(0.90)	$(0.18)	$0.13	$(0.70)	$(0.92)
Diluted	$(0.90)	$(0.18)	$0.12	$(0.70)	$(0.92)

BALANCE SHEET DATA:
Total cash and marketable securities	$86,357	$83,482	$176,812	$145,724	$92,526
Total assets	168,273	182,602	333,461	303,777	214,452
Total capital lease obligations	2,032	1,775	-	-	-
Current portion of long-term debt	46,700	-	-	38,000	-
Long-term debt	38,000	38,000	38,000	-	-
Total stockholders’ equity	58,135	115,760	250,106	230,008	189,058

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include power amplifiers, tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency and front end modules.  We believe that we are well-positioned to capitalize on the high growth voice, data and video segments of the broadband wireless and wireline communications markets.  We offer 3G products that use the W-CDMA, EDGE and WEDGE standards, 3.5G products that use HSPA and EVDO standards, 4G products for WIMAX and LTE, WiFi products that use the 802.11 a/b/g and 802.11 n MIMO standards, CATV cable modem and set-top box products, CATV infrastructure products and FTTP products.

    Our business strategy focuses on developing RF front end solutions for our customers and partnering with industry-leading wireless and wireline chipset providers to incorporate our solutions into their reference designs.  Our integrated solutions enable our customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.

    We continue to focus on leveraging our technological advantages to remain a leading supplier of innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines the bipolar technology of a PA (HBT PA) with the surface device technology of an RF active switch (pHEMT) on the same die, provides us with a competitive advantage in the marketplace.  Additionally, we believe technologies such as HELP provide our customers a competitive advantage by enabling their 3G, 3.5G and 4G devices to consume less battery power and deliver longer talk time than comparable products in their markets.

    Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  During 2009, we announced a hybrid manufacturing strategy whereby we entered into a strategic foundry agreement with WIN Semiconductors to supplement our existing wafer fabrication capability and allow for additional and flexible capacity without the requisite capital investment.

    Our annual revenues declined from 2008, as a result of a combination of a reduction in market share with certain customers and an industry slowdown due to the current macroeconomic environment. Although our annual revenue declined in 2009, we experienced sequential growth in quarterly revenue commencing with the second quarter of 2009.

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

STOCK-BASED COMPENSATION

    We account for stock-based compensation costs in accordance with Accounting Standards Codification (ASC) 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period. Determining the fair value of certain awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free interest rate. Our expected volatility is based on historical and implied volatility. The expected term of the stock options is based on several factors including historical observations of employee exercise patterns and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

LONG-LIVED ASSETS

    Long-lived assets is primarily comprised of fixed assets. We regularly review these assets for indicators of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2007	2008	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.8	69.6	85.7

Gross profit	34.2	30.4	14.3
Research and development expense	20.2	21.1	32.7
Selling and administrative expenses	13.1	15.9	19.2
Restructuring and impairment charges	-	8.2	1.8

Operating (loss) income	0.9%	(14.8%)	(39.4%)
Interest income	3.5	2.0	0.8
Interest expense	(1.1)	(0.9)	(1.3)
Other expense	(0.3)	(2.5)	(0.9)

Income (loss) from continuing operations before income taxes	3.0%	(16.2%)	(40.8%)
Benefit from income taxes	-	-	(0.2)

Income (loss) from continuing operations	3.0%	(16.2%)	(40.6%)
Loss from discontinued operations	(0.4%)	-	-
Net income (loss)	2.6%	(16.2%)	(40.6%)

2009 COMPARED TO 2008

    NET SALES. Net sales for the year ended December 31, 2009 decreased 45.6% to $140.5 million, compared to net sales for the year ended December 31, 2008 of $258.2 million. The net sales decline resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the unfavorable macroeconomic environment.

    Net sales for the year ended December 31, 2009 of the Company’s wireless products decreased 38.0% to $96.0 million compared to net sales for the year ended December 31, 2008 of $154.7 million.  The decrease in sales was primarily due to decreased demand in both the CDMA and EDGE/WEDGE cellular device markets resulting from a reduction in market share with certain customers and an industry slowdown due to the unfavorable macroeconomic environment.

   Net sales for the year ended December 31, 2009 of the Company’s broadband products decreased 57.0% to $44.5 million compared to net sales for the year ended December 31, 2008 of $103.5 million. The decrease in sales was primarily due to decreased demand for WLAN PAs shipped into the PC Notebook market resulting from the combination of a reduction in market share with one of our key customers and general softness in demand for WLAN PAs that has occurred due to the unfavorable macroeconomic environment. To a lesser degree, decreased demand in the set top box and cable infrastructure markets contributed to the lower sales for the year ended December 31, 2009.

    GROSS MARGIN. Gross margin for 2009 declined to 14.3% of net sales, compared with 30.4% of net sales in the prior year. Gross margin for 2009 included charges of $5.3 million, representing 3.8% of revenue, arising from a settlement of a commercial dispute with a customer and certain inventory reserve charges. Gross margin for 2008 included charges of $7.1 million, representing 2.7% of revenue, associated with production equipment purchase cancelation charges, equipment impairment charges and inventory reserve charges, which the Company considered an anomaly of the period. After considering the charges outlined above, the decrease in gross margin were primarily due to lower product shipments and wafer production, and fixed production costs increasing as a percent of lower revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

   RESEARCH & DEVELOPMENT. Company-sponsored research and development (R&D) expenses decreased 15.6% during 2009 to $46.0 million from $54.5 million during 2008. The decrease was primarily due to decreased headcount and related materials used in our R&D product and process development following workforce reductions in late 2008 and early 2009.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 34.5% during 2009 to $26.9 million from $41.1 million in 2008. In 2008, selling and administrative expenses included $5.7 million associated with the departure of our former Chief Executive Officer, including $2.2 million of stock-based compensation upon accelerated vesting of certain equity awards.  The remaining decrease in 2009 was primarily driven by lower headcount and operating expenses following workforce reductions in late 2008 and early 2009.

    RESTRUCTURING AND IMPAIRMENT CHARGES. During the first quarter of 2009 we implemented workforce reductions, which eliminated approximately 110 positions, resulting in a restructuring charge of $2.6 million principally for severance and related benefits.  During the fourth quarter of 2008, we implemented workforce reductions which eliminated approximately 100 positions resulting in a restructuring charge of $2.1 million, principally for severance and related benefits.

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

    In 2008, our annual goodwill impairment test determined that the fair value of the WiFi reporting unit was less than the carrying value of the net assets of the reporting unit, and thus we performed step two of the impairment test. Our step two analysis resulted in no implied fair value of goodwill and therefore, we recognized an impairment charge of $5.9 million in the fourth quarter of 2008, representing a write off of the entire amount of our previously recorded goodwill. In connection with our goodwill impairment analysis, we also assessed the fair values of our related intangible assets, which carried an unamortized value of $0.3 million consisting principally of assembled workforce related to the WiFi reporting unit noting it was similarly impaired and charged the remaining unamortized carrying value to restructuring and impairment charges.

    INTEREST INCOME. Interest income decreased 78.4% to $1.1 million during 2009 from $5.3 million in 2008. The decrease was primarily due to lower interest rates, as we maintained liquidity in Government-backed investments, and were compounded by lower average funds invested.

    INTEREST EXPENSE. Interest expense decreased 19.8% to $1.9 million in 2009 compared to $2.4 million in 2008. The interest expense principally arose from obligations under our 5% Convertible Senior Notes due in October 2009 (“2009 Notes”) which matured on October 15, 2009.

    OTHER INCOME (EXPENSE).  Other income (expense) primarily results from valuation activity in marketable securities we hold. Other expense is primarily comprised of other-than-temporary declines in value on certain auction rate securities and a corporate debt security held by the Company of $1.5 million and $6.8 million in 2009 and 2008, respectively. The aforementioned other-than-temporary declines were net of $0.2 million and $0.4 million of income recorded on par value redemption recoveries in 2009 and 2008, respectively.

    BENEFIT FROM INCOME TAXES.   The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the third quarter of 2009, the Company finalized and filed the R&E claim as part of its 2008 Federal tax return and subsequently received cash of $0.3 million for the R&E credits. Such refund was recorded as a benefit from income taxes.

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

   GROSS MARGIN. Gross margin for 2008 declined to 30.4% of net sales, compared with 34.2% of net sales in the prior year. The decline in gross margin was impacted by $7.1 million in charges principally comprised of production equipment purchase cancelation charges of $1.9 million, impairment charges on equipment held for sale of $1.5 million and $3.5 million of inventory reserve charges on dedicated inventory which was surplus to reduced customer demand. In addition, depreciation expense increased by $5.4 million, which was partially offset by improvements in product mix.

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

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 36.2% during 2008 to $41.1 million from $30.2 million in 2007. The increase included $5.7 million associated with the departure of our former Chief Executive Officer, including $2.2 million of stock-based compensation upon accelerated vesting of certain equity awards. The remaining increase was primarily driven by increased staff and outside advisors costs.

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

    OTHER EXPENSE.  Other expense was $6.5 million in 2008 compared to $0.7 million in 2007 and included charges for other than temporary declines in value on certain auction rate securities (ARS) held by the Company of $6.8 million and $1.0 million respectively. While interest continues to be paid currently by all the issuers of these ARS, due to the severity of the decline in fair value and the duration of time for which these ARS have been in a loss position, the Company concluded that ARS held at December 31, 2008 experienced an other-than-temporary decline in fair value and recorded impairment charges of $4.7 million for the year ended December 31, 2008.  The aforementioned other-than-temporary impairment charge was net of $0.4 million of income recorded on par value redemption recoveries.  Additionally during 2008, a corporate debt ARS position was exchanged for the underlying 30 year notes. This debt trades in the market with a value of $1.9 million against its face value of $4.0 million. Due to the severity and duration of the decline, the Company has recorded an impairment of $2.1 million related to this security.

    LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1.0 million in 2007 and included $0.5 million loss on the sale of the majority of the operating assets of Telcom Devices Inc. upon its sale at the close of the first quarter of 2007.

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2009 we had $83.2 million of cash and cash equivalents and $9.3 million in marketable securities. In October 2009, we repaid $38.0 million aggregate principal amount of our 2009 Notes upon maturity.

    Operations used $8.5 million in cash during 2009, primarily as a result of our operating results adjusted for non-cash expenses which was partly offset by $16.0 million generated by reducing working capital.   Investing activities provided $5.0 million of cash during 2009, consisting of net sales of marketable securities of $14.0 million and $1.3 million of proceeds on sales of fixed assets, which were partly offset by purchases of equipment of $10.3 million. Financing activities required $36.9 million of cash during 2009, which principally consisted of repayment of our $38.0 million 5% Convertible notes, partly offset by proceeds received from the employee stock purchase plan and stock option exercises.

    At December 31, 2009, the Company had unconditional purchase obligations of approximately $0.9 million.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. Our anticipated capital needs may include acquisitions of complimentary businesses or technologies, investments in other companies or repurchases of our equity. Subject to liquidity considerations of our auction rate securities as discussed more fully in Item 7A, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

    The table below summarizes required cash payments as of December 31, 2009:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 - 5 years	After 5 years
Operating leases	15,493	2,750	4,348	4,084	4,311
Unconditional purchase obligations	913	913	-	-	-
Total contractual cash obligations	$16,406	$3,663	$4,348	$4,084	$4,311

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2009, the Financial Accounting Standards Board (FASB) issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Accounting Standards Codification (ASC) 105 "Generally Accepted Accounting Standards". This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. For clarity, we have chosen to include the available Codification references in this annual report in addition to pre-Codification accounting standard references.  As the Codification is not intended to change the existing accounting guidance, its adoption did not have an impact on our consolidated financial statements.

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

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (ASC 820-10-65-4), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10-65-4 was effective for interim and annual periods ending after June 15, 2009. This standard was effective beginning with our second quarter of 2009 financial reporting and did not have a material impact on our consolidated financial statements.

    In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. This standard was effective beginning with our third quarter of 2009 financial reporting and did not have a material impact on our consolidated financial statements.

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

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC 825-10-65-1), which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 was effective for interim and annual periods ending after June 15, 2009. This standard was effective beginning with our second quarter of 2009 financial reporting and the additional financial reporting disclosures are included herein.

    In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 was effective for interim and annual periods ending after June 15, 2009.  This standard was effective beginning with our second quarter of 2009 financial reporting and did not have an impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our cash and available-for-sale securities are exposed to changes in short-term interest rates. Our available-for-sale securities consist of a corporate bond security and certain auction rate securities discussed more specifically below. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change in an unfavorable direction. The magnitude of any gain or loss would be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

    At December 31, 2009, we held marketable securities with an estimated fair value of $9.3 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2009:

Estimated Principal Amount and Weighted Average Stated Interest Rate by Expected Maturity Value				Fair Value

($’s 000)	2010	> 10 years	Total	($’s 000)

Principal	$0	$15,900	$15,900	$9,354

Weighted Average Stated Interest Rates	0%	1.47%	1.47%	-

    The stated rates of interest expressed in the above table may not approximate the actual yield of the securities which we currently hold since we have valued some of our marketable securities at other than face value. Additionally, some of the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, we may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of our current holdings, which would affect both future cash interest streams and future earnings. We invest our cash in money market funds in order to maintain liquidity and as well as fund operations and hold cash pending investments in marketable securities. Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

    All of our investment securities are classified as available-for-sale and therefore reported on our balance sheet at market value. Within our $9.3 million in marketable securities at December 31, 2009, we held a total of $6.6 million of auction rate securities (ARS) and $2.7 million as a corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers redeemed certain of their ARS during 2008, the market remained constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $9.3 million. During 2009, fair market values of certain of our ARS, when combined with the fair market values of our corporate debt security, increased by $2.7 million, which was recorded to other comprehensive income.

    We anticipate selling these impaired debt securities prior to a recovery in valuation. We will continue to monitor and evaluate these investments for impairment and for short term classification purposes. We may not be able to access cash by selling the aforementioned debt or preferred securities without the loss of principal until a buyer is located, a future auction for these investments is successful, they are redeemed by their issuers or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity or in perpetuity for the preferred ARS.  Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

    Our 2009 Notes were convertible with a fixed rate of interest of 5% and were repaid on the October 15, 2009 maturity date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 12, 2010

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$123,552	$83,172
Marketable securities	13,340	-
Accounts receivable, net of allowance for doubtful accounts of $739 at December 31, 2008 and 2009	25,384	20,013
Inventories	33,578	18,250
Prepaid expenses and other current assets	3,121	2,503

Total current assets	198,975	123,938

Marketable securities	8,832	9,354
Plant and equipment
Equipment and furniture	201,217	208,735
Leasehold improvements	40,589	44,705
Projects in process	18,940	5,978
	260,746	259,418
Less accumulated depreciation and amortization	165,075	178,534
	95,671	80,884
Other assets	299	276
	$303,777	$214,452
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$18,267	$11,287
Accrued liabilities	13,203	10,208
Accrued restructuring costs	1,165	55
Convertible notes	38,000	-
Total current liabilities	70,635	21,550

Other long-term liabilities	3,134	3,844

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2008 and 2009, and 63,424 and 64,517 issued at December 31, 2008 and 2009, respectively	634	645
Additional paid-in capital	563,468	576,975
Accumulated deficit	(333,967)	(391,050)
Accumulated other comprehensive income	131	2,747
Treasury stock at cost: 114 and 115 shares at December 31, 2008 and 2009, respectively	(258)	(259)
Total stockholders’ equity	230,008	189,058
	$303,777	$214,452

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2007	2008	2009

Net sales	$230,556	$258,170	$140,484
Cost of sales	151,768	179,583	120,326

Gross profit	78,788	78,587	20,158
Research and development expenses	46,539	54,452	45,969
Selling and administrative expenses	30,171	41,098	26,914
Restructuring and impairment charges	-	21,304	2,598
	76,710	116,854	75,481

Operating income (loss)	2,078	(38,267)	(55,323)

Interest income	8,035	5,254	1,134
Interest expense	(2,463)	(2,365)	(1,897)
Other expense	(734)	(6,494)	(1,318)

Income (loss) from continuing operations before income taxes	$6,916	$(41,872)	$(57,404)
Benefit from income taxes	-	-	(321)

Income (loss) from continuing operations	$6,916	$(41,872)	$(57,083)
Loss from discontinued operations	(965)	-	-
Net income (loss)	$5,951	$(41,872)	$(57,083)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.70)	$(0.92)
Loss from discontinued operations	(0.02)	-	-
Net income (loss)	$0.11	$(0.70)	$(0.92)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.70)	$(0.92)
Loss from discontinued operations	(0.02)	-	-
Net income (loss)	$0.10	$(0.70)	$(0.92)

Weighted average common shares outstanding used in computing earnings (loss) per share:
Basic	55,189	60,183	62,372
Diluted	58,621	60,183	62,372

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2007	2008	2009
Net income (loss)	$5,951	$(41,872)	$(57,083)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(948)	(1,373)	2,701
Foreign currency translation adjustment	(8)	164	(85)

Reclassification adjustment:
Net recognized loss on marketable securities previously included in other comprehensive income (loss)	962	1,434	-
Comprehensive income (loss)	$5,957	$(41,647)	$(54,467)

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2006	49,200	$492	(114)	$(258)	$413,672	$(298,046)	$(100)	$115,760

Stock options exercised	2,135	22			12,217			12,239
Shares issued under employee stock purchase plan	236	2			1,872			1,874
Issuance of common stock in public offering, net of costs	8,625	86			98,869			98,955
Restricted stock grant, net of forfeitures	1,096	11			(11)			-
Amortization of stock-based compensation					15,321			15,321
Other comprehensive income							6	6
Net income						5,951		5,951

Balance, December 31, 2007	61,292	$613	(114)	$(258)	$541,940	$(292,095)	$(94)	$250,106

Stock options exercised	384	4			2,596			2,600
Shares issued under employee stock purchase plan	183	2			234			236
Restricted stock grant, net of forfeitures	1,565	15			(15)			-
Amortization of stock-based compensation					18,713			18,713
Other comprehensive income							225	225
Net loss						(41,872)		(41,872)

Balance, December 31, 2008	63,424	$634	(114)	$(258)	$563,468	$(333,967)	$131	$230,008

Stock options exercised	49	1			101			102
Shares issued under employee stock purchase plan	729	7			1,006			1,013
Treasury share purchase			(1)	(1)				(1)
Restricted stock activity, net of forfeitures	315	3			(3)			-
Amortization of stock-based compensation					12,403			12,403
Other comprehensive income							2,616	2,616
Net loss						(57,083)		(57,083)

Balance, December 31, 2009	64,517	$645	(115)	$(259)	$576,975	$(391,050)	$2,747	$189,058

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2007	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,951	$(41,872)	$(57,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	965	-	-
Depreciation	9,547	15,984	18,463
Amortization	738	718	341
Stock based compensation	15,276	18,713	12,403
Amortization of (discount) premium on marketable securities	(550)	(90)	12
Recognized marketable securities impairment and other	962	6,807	1,492
Gain on disposal of equipment	(9)	(295)	(167)
Asset impairment charges	-	20,634	-
Changes in operating assets and liabilities:
Accounts receivable	(18,957)	20,280	5,371
Inventory	(3,770)	(9,589)	15,328
Prepaid expenses and other assets	(1,233)	523	300
Accounts payable	5,922	(11,187)	(1,489)
Accrued and other liabilities	1,984	6,438	(3,480)
Net cash provided by (used in) operating activities	16,826	27,064	(8,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(32,506)	(54,541)	(10,346)
Purchases of marketable securities	(267,357)	(20,410)	(15,201)
Proceeds from sales and redemptions of marketable securities	217,709	110,608	29,216
Purchase of RF group assets	(2,415)	-	-
Proceeds from sale of equipment	30	209	1,346
Proceeds from sale of discontinued operations	500	-	-
Net cash (used in) provided by investing activities	(84,039)	35,866	5,015

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of obligations under capital leases	(1,775)	-	-
Repayment of Convertible notes	-	-	(38,000)
Issuances of common stock, net of related costs	113,068	2,836	1,115
Repurchase of common stock into treasury	-	-	(1)
Net cash provided by (used in) financing activities	111,293	2,836	(36,886)

Net increase (decrease) in cash and cash equivalents	44,080	65,766	(40,380)
Cash and cash equivalents at beginning of period	13,706	57,786	123,552

Cash and cash equivalents at end of period	$57,786	$123,552	$83,172

Supplemental disclosures of cash flow information:
Interest paid	$1,997	$1,900	$1,900
Net taxes paid (refunded)	28	52	(311)

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    ANADIGICS, Inc (the Company) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  The Company’s products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  The Company offers third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards, and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (HSPA, inclusive of downlink and uplink) and Evolution Data Optimized (EVDO) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX) and Long Term Evolution (LTE), Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.  The Company’s integrated solutions enable its customers to improve RF performance, power efficiency, reliability, time-to-market and the integration of chip components into single packages, while reducing the size, weight and cost of their products.

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

    As more fully discussed in Note 15, the Company sold the majority of the operating assets of Telcom Devices Inc, (Telcom, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for the applicable periods.

    The Company has evaluated subsequent events and determined that there were no subsequent events to recognize or disclose in these consolidated financial statements.

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

    Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2007		2008		2009
Customer (application)	$	%	$	%	$	%
LG Electronics, Inc. (Wireless)	22,188	10%	<10%	<10%	20,359	15%
Research In Motion Limited (Wireless)	<10%	<10%	<10%	<10%	19,824	14%
Intel (Broadband)	49,862	22%	45,273	18%	<10%	<10%
Samsung Electronics (Wireless)	30,471	13%	41,486	16%	<10%	<10%
Shenzhen Huawei Mobile Comm. Tech. (Wireless)	23,953	10%	<10%	<10%	<10%	<10%
Cisco (Broadband)	23,378	10%	<10%	<10%	<10%	<10%
World Peace Group (Wireless & Broadband)	22,855	10%	<10%	<10%	<10%	<10%

    Accounts receivable at December 31, 2008 and 2009 from the greater than 10% customers accounted for 17% and 34% of total accounts receivable, respectively.

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

PLANT AND EQUIPMENT

    Plant and equipment are stated at cost. Depreciation of plant, furniture and equipment has been provided on the straight-line method over 3-7 years. Leasehold improvements are amortized and included in depreciation over the useful life of the leasehold or the life of the lease, whichever is shorter.

GOODWILL AND OTHER INTANGIBLES

    Goodwill, intellectual property, customer list, covenant-not-to-compete and assembled workforce were recorded as part of the Company's acquisitions and asset purchases. Goodwill is not subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator using a two-step process. The first step of the two-step impairment test compares the carrying value of the reporting unit to its fair value calculated using the income approach based on the present value of estimated future cash flows. If the fair value of the unit is less than the carrying value of its net assets, the Company performs step two of the impairment test. In step two, the Company allocates the fair value of the reporting unit to its underlying assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the unit was the price paid to acquire the reporting unit. Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Intellectual property, customer list, covenant and the assembled workforce have been amortized using the straight-line method over two to four year lives. The carrying amount of the Company’s intangibles are reviewed on a regular basis for indicators of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk. The Company’s goodwill and other intangibles were fully impaired during the year ended December 31, 2008. See Note 2 for further discussion.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. See Note 2 for further discussion.

INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes other than for the refund of certain research and experimental tax credits during 2009. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. Upon adoption of ASC 740-10, the Company had no unrecognized tax benefits. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2008 and 2009. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

RESEARCH AND DEVELOPMENT COSTS

    The Company charges all research and development costs associated with the development of new products to expense when incurred.

CASH EQUIVALENTS

    The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased as cash equivalents.

MARKETABLE SECURITIES

    Available for sale securities are stated at fair value, as determined by quoted market prices or as needed, independent valuation models, with unrealized gains and losses reported in other accumulated comprehensive income or loss. Unrealized losses are reviewed by management and those considered other than temporary are recorded as a charge to income. The cost of securities sold is based upon the specific identification method. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends are included in interest income. See Note 5 for a summary of marketable securities.

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

EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income (loss) from continuing operations and net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. Any dilution arising from the Company's outstanding stock awards or shares potentially issuable upon conversion of the convertible notes will not be included where their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. See Note 5 for additional fair value disclosures.

STOCK-BASED COMPENSATION

    The Company has various stock-based compensation plans for employees and directors, which are described more fully in Note 12.  The Company accounts for these plans under ASC 718 Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to its employees and directors. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2009, the Financial Accounting Standards Board (FASB) issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Accounting Standards Codification (ASC) 105 "Generally Accepted Accounting Standards". This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. For clarity, we have chosen to include the available Codification references in this annual report in addition to pre-Codification accounting standard references.  As the Codification is not intended to change the existing accounting guidance, its adoption did not have an impact on the Company’s consolidated financial statements.

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

    In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (ASC 820-10-65-4), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10-65-4 was effective for interim and annual periods ending after June 15, 2009. This standard was effective beginning with the Company’s second quarter of 2009 financial reporting and did not have a material impact on its consolidated financial statements.

    In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. This standard was effective beginning with the Company’s third quarter of 2009 financial reporting and did not have a material impact on the its consolidated financial statements.

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

    In April 2009, the FASB issued FSP 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC 825-10-65-1), which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 was effective for interim and annual periods ending after June 15, 2009. This standard was effective beginning with the Company’s second quarter of 2009 financial reporting and the additional financial reporting disclosures are included herein.

   In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 was effective for interim and annual periods ending after June 15, 2009.  This standard was effective beginning with the Company’s second quarter of 2009 financial reporting and did not have an impact on its consolidated financial statements.

2. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

RESTRUCTURING
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

Activity and liability balances related to the restructuring were as follows:

	Workforce-related	Other	Total
Year ended December 31, 2008 Restructuring expense	$2,040	$100	$2,140
Deductions	(975)	-	(975)
December 31, 2008 balance	$1,065	$100	$1,165
Restructuring expense	2,598	-	2,598
Deductions	(3,608)	(100)	(3,708)
December 31, 2009 balance	$55	$-	$55

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

Goodwill and other intangibles
    In 2008, the Company performed an evaluation and estimation of future cash flows associated with our goodwill and intangible assets of its WiFi reporting unit. The impairment test assessed the fair value of the WiFi reporting unit using the income approach based on the present value of estimated future cash flows. The Company determined that the fair value of the WiFi reporting unit was less than the carrying value of the net assets of the reporting unit due to a loss in market share with a certain customer and the significant deterioration in the macroeconomic environment and thus performed step two of the impairment test. The Company allocated the fair value of the reporting unit to its underlying assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the WiFi reporting unit was the price paid to acquire the reporting unit. This step two analysis resulted in no implied fair value of goodwill and therefore, the Company recognized an impairment charge of $5,918 in the fourth quarter of 2008, representing a write off of the entire amount of its previously recorded goodwill. In connection with completing step two of its goodwill impairment analysis, the Company also assessed the fair values of the related intangible assets, which carried an unamortized carrying value of $289 consisting principally of assembled workforce related to the WiFi reporting unit noting that it was similarly impaired. These impairment charges were included in restructuring and impairment charges in the statement of operations.

OTHER CHARGES
    In the third quarter of 2009, the Company recorded a charge within Cost of goods sold in the amount of $3,879 in settlement of a commercial dispute with a customer.  The settlement required an initial payment of $1,110 which was paid in the fourth quarter of 2009, and six quarterly payments of $500 commencing March 2010.

    In the fourth quarter of 2009, the Company recorded a management separation charge of $2,125.  Of this amount, $1,755 was included in Research and development and $370 was included in Selling and administrative expenses.

    In the second half of 2008, the Company recorded charges to cost of sales for equipment purchase cancellations, equipment impairment charges and inventory reserve charges on dedicated inventory which was determined to be surplus due to reduced customer demand in the amounts of $1,860, $1,470 and $3,508, respectively. In addition, the Company recorded charges for certain management separations in the amount of $6,026. Of the total $12,864 aforementioned charges, $7,135 was included in cost of sales and $5,729 was included in Selling and administrative expenses. The management separation charge primarily arose from the resignation of our former Chief Executive Officer in the third quarter of 2008 and included separation pay, accelerated vesting of equity awards and certain other costs. The equipment cancellation charges were incurred in the third quarter of 2008, when the Company cancelled certain manufacturing equipment purchase obligations.

3. INTANGIBLES AND GOODWILL

    During the fourth quarter of 2008, the Company recorded an impairment charge associated with its goodwill and other intangibles. See Note 2 for further discussion.

    Annual amortization expense related to intangible assets was calculated over their estimated useful lives of two to four years and was $97 and $253 in the years ended December 31, 2007 and 2008, respectively.

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

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2007	2008	2009
Wireless	$129,044	$154,678	$95,951
Broadband	101,512	103,492	44,533
Total	$230,556	$258,170	$140,484

    The Company primarily sells to four geographic regions: Asia, Latin America, USA and Other. The geographic region is determined by the destination of the shipped product.  During 2009, the Company identified certain prior period sales that were classified by invoicing location rather than the destination of the shipped product.  Certain prior period information presented below has been recast to properly classify these sales based on their shipped product destination.

	Year Ended December 31,
	2007	2008	2009
Asia	$187,900	$213,128	$101,064
Latin America	23,478	19,143	20,647
USA	11,112	11,297	7,498
Other	8,066	14,602	11,275
Total	$230,556	$258,170	$140,484

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities in accordance with ASC 820:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government-Sponsored Enterprises Debt Security	$3,000	$3,006	$3,006	$-	$-
Certificates of Deposit	5,000	5,000	5,000	-	-
Non-auction Corporate Debt securities	7,210	7,217	7,210	-	-
Auction Rate Securities
Corporate Debt	662	662	-	-	662
Preferred Equity	4,340	4,340	-	-	4,340
State and Municipal Debt	1,947	1,947	-	-	1,947
Total at December 31, 2008	$22,159	$22,172	$15,216	$-	$6,949

Non-auction Corporate Debt security (2)	$1,530	$2,740	$2,740	$-	$-
Auction Rate Securities
Corporate Debt (2)	600	1,106	-	-	1,106
Preferred Equity	3,013	3,703	-	-	3,703
State and Municipal Debt(2)	1,497	1,805	-	-	1,805
Total at December 31, 2009	$6,640	$9,354	$2,740	$-	$6,614

(1) Difference between amortized cost basis and fair value represents gross unrealized gains.
(2) These available for sale debt securities have contractual maturities in excess of 10 years.

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

    During the years ended December 31, 2007, 2008 and 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. While interest at default rates continues to be paid currently by the issuers of these ARS, due to the severity of the decline in fair value and the duration of time for which these ARS have been in a loss position, the Company concluded that its ARS experienced an other-than-temporary decline in fair value and in total recorded gross impairment charges of  $957, $5,119 and $1,377 for the years ended December 31, 2007, 2008 and 2009, respectively and was reported in Other income (expense) and partly offset by recoveries upon par value redemptions.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037. Due to the severity and duration of the decline, the Company recorded an impairment of $2,117 and $354 related to this security during the years ended December 31, 2008 and 2009, respectively, which in combination with the ARS impairment discussed above, was reported in Other income (expense).

    The table below provides a summary of securities valued using Level 3 including a reconciliation of the beginning and ending balances by security type.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Years ended December 31, 2008 and 2009
	State & Municipal Security (a)	Corporate Debt Security (b)	Preferred Equity Securities		Total
			Closed-end Funds (c )	Monoline insurers (d)
Beginning balance December 31, 2007	$-	$2,324	$-	$2,344	$4,668
Transfers into Level 3	2,600	-	9,475	-	12,075
Total gains or losses realized/unrealized
Included in net loss	(653)	(1,662)	(644)	(1,735)	(4,694)
Included in other comprehensive loss	-	-	-	-	-
Redemptions	-	-	(5,100)	-	(5,100)
Balance at December 31, 2008	$1,947	$662	$3,731	$609	$6,949
Transfers into Level 3	-	-	-	-	-
Total gains or losses realized/unrealized
Included in net loss	(250)	(62)	(596)	(231)	(1,139)
Included in other comprehensive income	308	506	546	144	1,504
Redemptions	(200)	-	(500)	-	(700)
Ending Balance December 31, 2009	$1,805	$1,106	$3,181	$522	$6,614
The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(300)	$(62)	$(662)	$(231)	$(1,255)
Securities held at December 31,2009
Face value	$2,400	$2,500	$3,875	$3,125	$11,900
Financial rating of the issues	A3	A	AAA	NR / C
Weighted average interest rates *	0.64%	2.09%	1.35%	2.07%	1.55%
Maturity date	2045	2036	N/A	N/A
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
(c) Preferred securities issued by three diversified closed-end management investment companies which are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued.
(d) Preferred securities issued by subsidiaries of two publicly-held debt default insurers.

CLASSIFICATION

    Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The Company considers it more likely than not that it will sell their marketable debt securities prior to a recovery in valuation. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or other-than-temporary impairment.  Expected maturities could differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

6. INVENTORIES

    Inventories consist of the following:

	December 31,
	2008	2009
Raw materials	$9,537	$6,582
Work in progress	18,062	9,845
Finished goods	15,007	11,702
	42,606	28,129
Reserves	(9,028)	(9,879)
Total	$33,578	$18,250

7. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	December 31,
	2008	2009
Accrued compensation	$3,670	$2,066
Warranty reserve	645	994
Unpaid management separation charges	3,222	1,720
Unpaid equipment cancellation charges	1,200	-
Liability for customer dispute (short-term portion)	-	1,929
Other	4,466	3,499
	$13,203	$10,208

    Warranty reserve movements in the years ended December 31, 2007, 2008 and 2009 for returns were $541, $831 and $1,728, respectively. The periodic charges for estimated warranty costs were $521, $1,149 and $2,077 in the years ended December 31, 2007, 2008 and 2009, respectively.

8. CONVERTIBLE NOTES

    On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes (2009 Notes) due October 15, 2009. The 2009 Notes were convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate, subject to adjustment, of 200 shares for each $1,000 principal amount, which was equivalent to a conversion price of $5.00 per share (7,600 shares contingently issuable).  Interest on the 2009 Notes was payable semi-annually in arrears on April 15 and October 15 of each year.   The 2009 Notes were repaid on the October 15, 2009 maturity date.

    Unamortized debt issuance costs of $341 at December 31, 2008 consisting principally of underwriters' fees were included in other assets and other current assets and amortized over the life of the notes.  The debt issuance costs were fully amortized by the October 15, 2009 maturity date.

9. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space and manufacturing equipment under noncancelable operating leases that expire through 2016. Rent expense was $2,411, $2,717 and $2,742 in 2007, 2008 and 2009, respectively. At December 31, 2008 and 2009, there were no capital lease obligations outstanding.  The future minimum lease payments under the noncancelable operating leases are as follows:

YEAR	Operating Leases
2010	$2,750
2011	2,159
2012	2,189
2013	2,007
2014	2,077
Thereafter	4,311

Total minimum lease payments	$15,493

    In addition to the above, at December 31, 2009, the Company had unconditional purchase obligations of approximately $913.

10. INCOME TAXES

    For the year ended December 31, 2009, the current Federal component of income taxes was a $321 benefit resulting from a refund of research and experimental credits received under the Housing and Economic Recovery Act of 2008. The current and deferred components of income taxes for the year ended December 31, 2008 were zero. For the year ended December 31, 2007, the current Federal and state component of income taxes were $2,083 and $190, respectively which were fully offset by deferred tax movements including the valuation allowance.

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

    Significant components of the Company’s net deferred taxes as of December 31, 2008 and 2009 are as follows:

	December 31,
	2008	2009
Deferred tax balances
Accruals/reserves	$14,688	$16,149
Net operating loss carryforwards	113,393	134,930
Research and experimentation credits	14,242	14,129
Deferred rent expense	1,199	1,130
Difference in basis of plant and equipment	7,020	7,778
Valuation allowance	(150,542)	(174,115)
Net deferred tax assets	-	-

    As of December 31, 2009, the Company had net operating loss carryforwards of approximately $392,645 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

    At December 31, 2009, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2009, the Company has excess tax benefits, related to stock-based compensation that arose subsequent to the adoption of FAS 123R of $25,732 which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

    The earnings associated with the Company’s investment in its foreign subsidiaries is considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2007		2008		2009
Tax at US statutory rate	$2,083	35.0%	$(14,655)	(35.0)%	$(20,091)	(35.0)%
Effect of permanent items	(28)	(0.5)	(4,141)	(9.9)	(1,636)	(2.8)
State and foreign tax (benefit), net of federal tax effect	190	3.2	(1,745)	(4.2)	(2,018)	(3.5)
Research and experimentation tax credits, net	(2,513)	(42.2)	(1,043)	(2.5)	113	0.2
Valuation allowance	(198)	(3.3)	22,235	53.1	23,573	41.1
Other	466	7.8	(651)	(1.5)	(262)	(0.5)
(Benefit from) provision for income taxes	$-	0.0%	$-	0.0%	$(321)	(0.5)%

11. STOCKHOLDERS' EQUITY

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

12. EMPLOYEE BENEFIT PLANS

    The Company accounts for stock-based compensation costs in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period. The Company adopted ASC 718 using the modified-prospective transition method, which requires the recognition of compensation expense over the remaining award vest periods. The Company adopted the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718.

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 4,194 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 236 ($7.95), 183 ($1.28) and 729 ($1.39) respectively for the years ended December 31, 2007, 2008 and 2009, respectively.

    Stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan. The Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2007	2008	2009
Amortization of restricted stock awards	$12,319	$16,613	$8,242
Amortization of ESP Plan	705	136	461
Amortization of stock option awards	2,297	1,964	3,700
Total stock-based compensation	$15,321	$18,713	$12,403

By Financial Statement line item
Cost of sales	$3,409	$3,074	$2,441
Research and development expenses	5,855	6,665	5,088
Selling and administrative expenses	6,012	9,005	5,065
Loss from discontinued operations	45	-	-
Restructuring and impairment charges	-	(31)	(191)

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units (collectively restricted stock). The value of the restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock grants are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not.  Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2007 to December 31, 2009 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price per share	Units	WA price per unit	Issuable upon exercise	WA exercise price

Shares outstanding at December 31, 2006	3,138	$6.23	-	-	5,669	$8.36
Granted	1,185	12.40	-	-	182	11.48
Shares vested/options exercised	(1,916)	6.07	-	-	(2,135)	5.73
Forfeited/expired	(195)	7.21	-	-	(225)	15.29
Balance at December 31, 2007	2,212	$9.61	-	-	3,491	$9.68
Granted	1,802	9.26	678	$5.04	-	-
Shares vested/options exercised	(1,722)	9.16	(31)	5.88	(384)	6.78
Forfeited/expired	(318)	12.17	(36)	5.89	(288)	10.36
Balance at December 31, 2008	1,974	$9.27	611	$4.94	2,819	$10.00
Granted	-	-	873	3.22	3,245	2.04
Shares vested/options exercised	(1,195)	8.66	(587)	4.71	(49)	2.06
Forfeited/expired	(141)	11.52	(69)	4.01	(708)	9.18
Balance at December 31, 2009	638	$9.90	828	$3.36	5,307	$5.32

    Exercisable options and their related average exercise prices were 2,701 ($9.77), 2,514 ($10.05) and 2,389 ($9.21) as of December 31, 2007, 2008 and 2009, respectively.

    Included within the restricted stock shares granted during year ended December 31, 2008 are 357 shares granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award.  In August 2008, 27 shares of the 357 LTI shares were released upon the separation of our former chief executive officer.  As of December 31, 2009, a total of 174 LTI shares have forfeited since their initial grant date.  Based upon the performance of the Company through December 31, 2009, no further stock-based compensation for LTI has been expensed.

    The total fair value of restricted stock vested during the years ended December 31, 2007, 2008 and 2009 were $25,023, $11,457 and $4,964, respectively. The intrinsic value of exercised options during the years ended December 31, 2007, 2008 and 2009 were $18,120, $1,775 and $130 respectively.

Weighted average information as of December 31, 2009

Options currently exercisable
Shares issuable upon exercise	2,389
Weighted average exercise price	$9.21
Weighted average remaining contractual term	3.8 years
Weighted average remaining contractual term for outstanding options	6.7 years

Intrinsic value of exercisable options	$833
Intrinsic value of outstanding options	$7,101
Unrecognized stock-based compensation cost
Option plans	$2,390
Restricted stock	$4,923
Weighted average remaining vest period for option plans	1.5 years
Weighted average remaining vest period for restricted stock	0.6 years

Stock options outstanding at December 31, 2009 are summarized as follows:

Range of exercise prices	Outstanding Options at December 31, 2009	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2009	Weighted average exercise price

$1.39 - $2.03	2,921	8.6	$1.97	154	$1.93
$2.08 - $8.79	1,010	4.5	$5.28	877	$5.50
$8.84 - $15.56	1,227	4.4	$11.24	1,213	$11.23
$15.94 - $31.75	149	1.1	$22.39	145	$22.49

Valuation for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2007, 2008 and 2009 are summarized below:

	Year ended December 31,
	2007	2008	2009
Stock option awards:
Risk-free interest rate	4.8%	N/A	1.6%
Expected volatility	71%	N/A	99%
Average expected term (in years)	4.75	N/A	5.00
Expected dividend yield	0.0%	N/A	0.0%
Weighted average fair value of options granted	$6.91	N/A	$1.52

ESP Plan:
Risk-free interest rate	3.3%	0.4%	0.5%
Expected volatility	58%	112%	80%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$2.99	$0.75	$0.63

    The Company regularly assesses the assumptions used in its option valuation.  For equity awards with expected terms of less than one year, the assumption for expected volatility is based on the Company’s historical volatility. For equity awards with expected terms of greater than one year, the Company used a combination of historical and implied volatility for options granted in the year ended December 31, 2009 whereas for options granted in the year ended December 31, 2007, it used a combination of both Company and peer company historical volatility which at the time of grant was deemed reflective of our development as a larger capitalization company. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

    The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Company matches 50% of employee contributions up to 6% of their gross pay. During the first quarter of 2009, the Company discontinued matching 401(k) contributions, as part of an overall cost reduction plan.  The Company recorded expense of $885, $1,163 and $254 for the years ended December 31, 2007, 2008 and 2009, respectively, relating to plan contributions.

13. EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following:

	Year ended December 31,
	2007	2008	2009
Weighted average common shares for basic earnings (loss) per share	55,189	60,183	62,372
Effect of dilutive securities:
Stock options (*)	1,630	-	-
Unvested restricted stock (*)	1,802	-	-
Adjusted weighted average shares for diluted earnings (loss) per share	58,621	60,183	62,372
*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

    Dilution arising from the Company's unvested restricted stock, outstanding stock options or shares potentially issuable upon conversion of the convertible notes was not included in the years ended December 31, 2008 and 2009 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options, unvested restricted shares or units, or shares potentially issuable upon conversion of the convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2007	2008	2009
Convertible notes	7,600	7,600	-
Stock options	1,703	2,819	5,307
Unvested restricted stock	204	2,585	1,466

14.         PURCHASE OF ASSETS OF RF GROUP

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

15.         DISCONTINUED OPERATIONS

    On April 2, 2007, the Company sold the majority of Telcom’s operating assets to GTRAN Camarillo, Inc. in exchange for $500 and effectively ceased Telcom’s operations. As a consequence of the sale, the financial results, position and cashflow of Telcom have been classified as discontinued operations in the accompanying financial statements for all periods presented.

    Summarized operating results and loss on sale of discontinued operations in the year ended December 31, 2007 was as follows:

Year ended December 31, 2007

Revenue	$559

Operating loss	(479)
Interest income	4
Loss on sale of discontinued operations	(490)

Loss from discontinued operations	$(965)

    The assets and liabilities of Telcom as of December 31, 2007 were zero.

16. OTHER ACCUMULATED COMPREHENSIVE INCOME

    The components of other accumulated comprehensive income are as follows:

	As of December 31,
	2008	2009
Unrealized income on marketable securities	$13	$2,714
Foreign currency translation adjustment	118	33
Total	$131	$2,747

17. LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the Amended Complaint.  The motion is scheduled to be fully briefed by the parties on or before March 30, 2010.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the Amended Complaint in the Class Actions.

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

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

2008 and 2009 Quarterly Financial Data
   The following table sets forth certain unaudited results of operations for each quarter during 2008 and 2009. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted (loss) income per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly (loss) income per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2008				2009
	March 29	June 28	Sept. 27	Dec. 31	April 4	July 4	Oct. 3	Dec. 31
			( *)	( *)			( *)	( *)
Net sales	$74,369	$80,493	$58,065	$45,243	$30,495	$31,463	$36,716	$41,810
Cost of sales	47,764	50,573	44,790	36,456	29,245	28,703	32,246	30,132
Gross profit	26,605	29,920	13,275	8,787	1,250	2,760	4,470	11,678
Research and development expenses	14,331	14,797	12,931	12,393	11,625	10,376	11,025	12,943
Selling and administrative expense	8,880	9,441	14,576	8,201	7,432	6,338	6,315	6,829
Restructuring and impairment charges	-	-	-	21,304	2,598	-	-	-
Operating income (loss)	3,394	5,682	(14,232)	(33,111)	(20,405)	(13,954)	(12,870)	(8,094)
Interest income	1,938	1,281	978	1,057	559	287	184	104
Interest expense	(591)	(591)	(592)	(591)	(591)	(591)	(584)	(131)
Other (expense) income	(812)	(324)	(1,622)	(3,736)	(1,545)	-	89	138
Benefit from income taxes	-	-	-	-	-	-	(321)	-
Net (loss) income	$3,929	$6,048	$(15,468)	$(36,381)	$(21,982)	$(14,258)	$(12,860)	$(7,983)

Basic (loss) income per share:
Net (loss) income	$0.07	$0.10	$(0.26)	$(0.60)	$(0.36)	$(0.23)	$(0.21)	$(0.13)

Diluted (loss) income per share:
Net (loss) income	$0.07	$0.10	$(0.26)	$(0.60)	$(0.36)	$(0.23)	$(0.21)	$(0.13)

 (*)           See Note 2 for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2009, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

    The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of ANADIGICS Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 12, 2010

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

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2008 and 2009

-	Consolidated Statements of Operations - Year ended December 31, 2007, 2008 and 2009
-	Consolidated Statements of Comprehensive Income (Loss) - Year ended December 31, 2007, 2008 and 2009

-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2007, 2008 and 2009
-	Consolidated Statements of Cash Flows - Year ended December 31, 2007, 2008 and 2009

-	Notes to Consolidated Financial Statements

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

10.3	Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and as incorporated herein by reference.
10.4	First Amendment to Employee Savings and Protection Plan, effective as of May 1, 2005
10.5	Amended and Restated Employee Stock Purchase Plan. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 16, 2008, and incorporated herein by reference.
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

10.7
Employment Agreement between the Company and Mario A. Rivas, dated January 15, 2009. Filed as an exhibit to the Company’s current report on Form 8-K dated January 15, 2009; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated January 4, 2010; each as incorporated herein by reference.

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

*10.9
Employment Agreement between the Company and Charles Huang, dated July 25, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated March 29, 2002, each as incorporated herein by reference, as amended June 14, 2005, as further amended December 17, 2008, as further amended April 7, 2009 (each such amendment filed herewith.)

10.10	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.
10.11	Amended and Restated 2005 Long Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s current report on Form 8-K filed on May 16, 2008; and incorporated herein by reference.
10.12	Employment Agreement between the Company and Ron Michels, dated as of January 27, 2009. Filed as an exhibit to the Company’s current report on Form 8-K filed on January 30, 2009.
*10.13	Employment Agreement between the Company and Greg White, dated as of November 13, 2009.
*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Mario Rivas, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Mario Rivas, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Thomas C. Shields, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
* Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2010.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Mario A. Rivas	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010
Mario A. Rivas

/s/ Thomas C. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	March 12, 2010
Thomas C. Shields

/s/ Lewis Solomon	Chairman of the Board of Directors	March 12, 2010
Lewis Solomon

/s/ Paul S. Bachow	Director	March 12, 2010
Paul S. Bachow

/s/ David Fellows	Director	March 12, 2010
David Fellows

/s/ Harry T. Rein	Director	March 12, 2010
Harry T. Rein

/s/ Ronald Rosenzweig	Director	March 12, 2010
Ronald Rosenzweig

/s/ Dennis Strigl	Director	March 12, 2010
Dennis Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2009:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	-	(1)	$739
Reserve for excess and obsolete inventory	9,028	2,940	(2,089)	(2)	9,879
Reserve for warranty claims	645	2,077	(1,728)	(3)	994

Year ended December 31, 2008:
Deducted from asset account:
Allowance for doubtful accounts	$924	$69	$(254)	(1)	$739
Reserve for excess and obsolete inventory	4,237	5,383	(592)	(2)	9,028
Reserve for warranty claims	327	1,149	(831)	(3)	645

Year ended December 31, 2007:
Deducted from asset account:
Allowance for doubtful accounts	$923	$1	$-	(1)	$924
Reserve for excess and obsolete inventory	3,530	977	(270)	(2)	4,237
Reserve for warranty claims	347	521	(541)	(3)	327

(1) Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.
(3) Warranty expenses incurred to the reserve for warranty claims.