Form 10-Q
period 2010-04-27
ANADIGICS INC
filed 2010-04-28
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010.

Or

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________.

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
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

The number of shares outstanding of the Registrant’s common stock as of April 3, 2010 was 65,217,991 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – April 3, 2010 and December 31, 2009

Condensed consolidated statements of operations and comprehensive loss – Three months ended April 3, 2010 and April 4, 2009

Condensed consolidated statements of cash flows – Three months ended April 3, 2010 and April 4, 2009

Notes to condensed consolidated financial statements – April 3, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	April 3, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$80,682	$83,172
Accounts receivable, net	23,096	20,013
Inventories	18,176	18,250
Prepaid expenses and other current assets	3,648	2,503
Total current assets	125,602	123,938

Marketable securities	9,694	9,354
Plant and equipment:
Equipment and furniture	211,076	208,735
Leasehold improvements	45,558	44,705
Projects in process	3,357	5,978
	259,991	259,418
Less accumulated depreciation and amortization	(183,092)	(178,534)
	76,899	80,884
Other assets	287	276

Total assets	$212,482	$214,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,527	$11,287
Accrued liabilities	10,641	10,208
Accrued restructuring costs	3	55
Total current liabilities	22,171	21,550

Other long-term liabilities	3,329	3,844

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 65,333 issued at April 3, 2010 and 64,517 issued at December 31, 2009	653	645
Additional paid-in capital	579,700	576,975
Accumulated deficit	(396,238)	(391,050)
Accumulated other comprehensive income	3,126	2,747
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	186,982	189,058

Total liabilities and stockholders’ equity	$212,482	$214,452

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended
	April 3, 2010	April 4, 2009
	(unaudited)	(unaudited)

Net sales	$43,531	$30,495
Cost of sales	30,047	29,245
Gross profit	13,484	1,250
Research and development expenses	11,781	11,625
Selling and administrative expenses	6,992	7,432
Restructuring charge	-	2,598

Operating loss	(5,289)	(20,405)
Interest income	93	559
Interest expense	(52)	(591)
Other income (expense), net	60	(1,545)

Net loss	$(5,188)	$(21,982)

Basic loss per share	$(0.08)	$(0.36)

Diluted loss per share	$(0.08)	$(0.36)

Weighted average common shares outstanding used in computing loss per share
Basic	64,203	61,742
Diluted	64,203	61,742

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 3, 2010	April 4, 2009
	(unaudited)	(unaudited)

Net loss	$(5,188)	$(21,982)

Other comprehensive income:
Unrealized gain (loss) on marketable securities	402	(33)
Foreign currency translation adjustment	(23)	(83)

Comprehensive loss	$(4,809)	$(22,098)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 3, 2010	April 4, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,188)	$(21,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,591	4,315
Amortization	-	116
Stock based compensation	2,557	3,410
Recognized marketable securities impairment, net and other	(38)	1,571
Loss (gain) on disposal of equipment	43	(20)
Changes in operating assets and liabilities:
Accounts receivable	(3,083)	11,449
Inventories	74	4,918
Prepaid expenses and other assets	(1,177)	(1,104)
Accounts payable	339	(2,792)
Accrued liabilities and other liabilities	(111)	(4,701)

Net cash used in operating activities	(1,993)	(4,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(800)	(6,854)
Proceeds from sale of equipment	27	20
Purchases of marketable securities	-	(15,201)
Proceeds from sale of marketable securities	100	3,000

Net cash used in investing activities	(673)	(19,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	176	-

Net cash provided by financing activities	176	-

Net decrease in cash and cash equivalents	(2,490)	(23,855)
Cash and cash equivalents at beginning of period	83,172	123,552

Cash and cash equivalents at end of period	$80,682	$99,697

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – APRIL 3, 2010

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

    The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”.  This standard requires disclosure of the transfers in and out of Level 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs.  The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at April 3, 2010. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the three months ended April 3, 2010 included $336 in actual charges and $264 in provisions resulting in the balance of $922 at April 3, 2010.  Warranty reserve movements in the three months ended April 4, 2009 included $415 in actual charges and a $183 increase in the provision.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current presentation.

2.  RESTRUCTURING CHARGE

    During the fourth quarter of 2008 and first quarter of 2009, the Company implemented certain workforce reduction programs, which eliminated approximately 210 positions throughout the Company, resulting in charges aggregating $4,738 for severance and related benefits.

	Workforce-related	Other	Total
December 31, 2008 balance	$1,065	$100	$1,165
Additions	2,598	-	2,598
Deductions	(3,608)	(100)	(3,708)
December 31, 2009 balance	$55	$-	$55
Deductions	(52)	-	(52)
April 3, 2010 balance	$3	$-	$3

3.  LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	April 3, 2010	April 4, 2009
Weighted average common shares for basic loss per share	64,203	61,742

Effect of dilutive securities:
Stock options (*)	-	-
Unvested restricted shares (*)	-	-

Adjusted weighted average shares for diluted loss per share	64,203	61,742

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three months ended April 3, 2010 and April 4, 2009, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted stock (shares or units), or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended
	April 3, 2010	April 4, 2009

Convertible notes	N/A	7,600
Stock options	5,110	5,867
Unvested restricted shares and units	1,146	1,941

4.  FAIR VALUE AND MARKETABLE SECURITIES

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2009 and April 3, 2010 in accordance with ASC Topic 820:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt securities (2)	$1,530	$2,740	$2,740	$-	$-
Auction Rate Securities
Corporate Debt (2)	600	1,106	-	-	1,106
Preferred Equity	3,013	3,703	-	-	3,703
State and Municipal Debt(2)	1,497	1,805	-	-	1,805
Total at December 31, 2009	$6,640	$9,354	$2,740	$-	$6,614

Non-auction Corporate Debt securities (2)	$1,530	$3,040	$3,040	$-	$-
Auction Rate Securities
Corporate Debt (2)	600	1,129	-	-	1,129
Preferred Equity	3,013	3,745	-	-	3,745
State and Municipal Debt(2)	1,435	1,780	-	-	1,780
Total at April 3, 2010	$6,578	$9,694	$3,040	$-	$6,654

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.
(2)	These available for sale debt securities have contractual maturities in excess of 10 years.

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

    At April 3, 2010, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037. At April 3, 2010, the Company values this security on a Level 1 basis, with a fair value of $3,040.

    The Company considers it more likely than not that it will sell their marketable debt securities prior to a recovery in valuation.

    For the three months ended April 3, 2010, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended April 3, 2010
	State & Municipal Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2010	$1,805	$1,106	$3,703	$6,614
Total gains or losses realized/unrealized
Included in earnings (loss)	38	-	-	38
Included in other comprehensive income(loss)	37	23	42	102
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions	(100)	-	-	(100)
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at April 3, 2010	$1,780	$1,129	$3,745	$6,654

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-	-	-	-
Securities held at April 3, 2010:
Face value	$2,300	$2,500	$7,000	$11,800
Financial ratings	A3	A	AAA to NR
Weighted average interest rate (*)	1.20%	2.09%	0.75%	1.12%
Maturity date	2045	2036	N/A
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
(c) Preferred securities issued by three diversified closed-end management investment companies which are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued and preferred securities issued by subsidiaries of two publicly-held debt default insurers one of which no longer pays interest and has been written to zero.

    For the three month period ended April 4, 2009, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended April 4, 2009
	State & Municipal Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2009	$1,947	$662	$4,340	$6,949
Total gains or losses realized/unrealized
Included in loss	(325)	(62)	(824)	(1,211)
Included in other comprehensive (loss) income	-	-	-	-
Purchases, redemptions, and settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at April 4, 2009	$1,622	$600	$3,516	$5,738

5.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	April 3, 2010	December 31, 2009

Raw materials	$6,843	$6,582
Work in process	11,548	9,845
Finished goods	9,924	11,702
	28,315	28,129
Reserves	(10,139)	(9,879)

Total	$18,176	$18,250

6.  CONVERTIBLE DEBT

    On September 24, 2004, the Company issued $38,000 aggregate principal amount of 5% Convertible Senior Notes (2009 Notes) due October 15, 2009. The 2009 Notes were convertible into shares of the Company’s common stock at any time prior to their maturity, at an initial conversion rate of 200 shares for each $1,000 principal amount, which was equivalent to a conversion price of $5.00 per share (7,600 shares contingently issuable). Interest on the 2009 Notes was payable semi-annually in arrears on April 15 and October 15 of each year.  The 2009 Notes were repaid on the October 15, 2009 maturity date.

7.  STOCK BASED COMPENSATION

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 4,194 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 729 and $1.39, respectively for the year ended December 31, 2009.

    The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	Three months ended
	April 3, 2010	April 4, 2009

Amortization of restricted stock	$1,851	$2,464
Amortization of ESP Plan	200	200
Amortization of stock option awards	506	746
Total stock based compensation	$2,557	$3,410

By Financial Statement line item
Cost of sales	$573	$725
Research and development expenses	851	1,431
Selling and administrative expenses	1,133	1,445
Restructuring charge	-	(191)

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units (collectively restricted stock). The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of one to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock grants are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2009 to April 3, 2010 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2009	1,974	$9.27	611	$4.94	2,819	$10.00
Granted	-	-	873	3.22	3,245	2.04
Shares vested/options exercised	(1,195)	8.66	(587)	4.71	(49)	2.06
Forfeited/expired	(141)	11.52	(69)	4.01	(708)	9.18
Balance at December 31, 2009	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	680	3.96	6	4.44
Shares vested/options exercised	(232)	8.59	(747)	3.33	(91)	1.94
Forfeited/expired	(18)	8.53	(3)	4.33	(112)	18.31
Balance at April 3, 2010	388	$10.74	758	$3.93	5,110	$5.09

    In 2008, 357 restricted stock shares were granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award. In 2008, 27 shares of the 357 LTI shares were released upon the separation of our former chief executive officer.  As of April 3, 2010, a total of 174 LTI shares have forfeited since their initial grant date. Based upon the performance of the Company to April 3, 2010, no further stock-based compensation for LTI has been expensed and the related unrecognized stock-based compensation has been excluded from the table below.

As of April 3, 2010

Unrecognized stock based compensation cost
Option plans	$1,921
Restricted stock	$3,546
Weighted average remaining recognition period
Option plans	1.9 years
Restricted stock	0.6 years

Stock options outstanding at April 3, 2010 are summarized as follows:

Range of exercise prices	Outstanding Options at April 3, 2010	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at April 3, 2010	Weighted average exercise price

$1.39 - $1.93	1,589	7.7	$1.93	835	$1.93
$2.03 - $6.21	1,738	7.6	$2.46	1,025	$2.52
$6.74 - $8.84	1,143	5.0	$8.23	1,143	$8.23
$9.00 - $20.25	640	1.9	$14.49	632	$14.49

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the three month periods ended April 3, 2010 and April 4, 2009 were:

	Three months ended
	April 3, 2010	April 4, 2009
Stock option awards:
Risk-free interest rate	2.6%	1.6%
Expected volatility	85%	99%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$3.02	$1.46

ESP Plan:
Risk-free interest rate	0.5%	0.6%
Expected volatility	65%	115%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$1.52	$0.83

    For equity awards with expected terms of greater than one year, the assumption for expected volatility is based on a combination of implied and historical volatility, whereas for equity awards with an expected term of one year or less, the assumption is solely based on the Company’s historical volatility.

8. LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the Amended Complaint.  As of March 30, 2010, that motion had been fully briefed by the parties.

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

ANADIGICS, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated radio frequency (RF) and front end modules.  We believe that we are well-positioned to capitalize on the high growth voice, data and video segments of the broadband wireless and wireline communications markets.  We offer third generation (3G) products that use the Wideband Code-Division Multiple Access (W-CDMA) and Enhanced Data Rates for Global System for Mobile Communication Evolution (EDGE) standards and combinations of W-CDMA and EDGE platforms (WEDGE), beyond third generation (3.5G) products that use the High Speed Packet Access (HSPA, inclusive of downlink and uplink) and Evolution Data Optimized (EVDO) standards, fourth generation (4G) products for Worldwide Interoperability for Microwave Access (WiMAX)and Long Term Evolution (LTE), Wireless Fidelity (WiFi) products that use the 802.11 a/b/g and 802.11 n (Multiple Input Multiple Output (MIMO)) standards, cable television (CATV) cable modem and set-top box products, CATV infrastructure products and Fiber-To-The-Premises (FTTP) products.

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

    We experienced declines in quarterly revenue during 2008 through the first quarter of 2009, which resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the macroeconomic environment. During the fourth quarter of 2008 and first quarter of 2009, we reduced our workforce by approximately 100 and 110 positions, respectively. Commencing in the second quarter of 2009, we have experienced sequential growth in quarterly revenues.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	April 3, 2010	April 4, 2009

Net sales	100.0%	100.0%
Cost of sales	69.0%	95.9%

Gross margin	31.0%	4.1%
Research and development expenses	27.1%	38.1%
Selling and administrative expenses	16.0%	24.4%
Restructuring charge	-	8.5%

Operating loss	(12.1)%	(66.9)%
Interest income	0.2%	1.8%
Interest expense	(0.1)%	(1.9)%
Other income (expense), net	0.1%	(5.1)%

Net loss	(11.9)%	(72.1)%

FIRST QUARTER 2010 (ENDED APRIL 3, 2010) COMPARED TO FIRST QUARTER 2008 (ENDED APRIL 4, 2009)

    NET SALES. Net sales increased 42.7% during the first quarter of 2010 to $43.5 million from $30.5 million in the first quarter of 2009.

    Sales of integrated circuits for wireless applications increased 43.7% during the first quarter of 2010 to $30.4 million from $21.1 million in the first quarter of 2009.  This increase in sales was primarily due to increased demand in W-CDMA cellular device markets, marginally offset by declines in other applications, principally CDMA.

    Sales of integrated circuits for broadband applications increased 40.6% during the first quarter of 2010 to $13.1 million from $9.4 million in the first quarter of 2009. This increase in sales was primarily due to increased demand for WiMax and cable infrastructure products.

    GROSS MARGIN. Gross margin during the first quarter of 2010 increased to 31.0% of net sales from 4.1% of net sales in the first quarter of 2009.  The increase in gross margin was primarily due to increased product shipments and wafer production, and fixed production costs decreasing as a percent of higher revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development (R&D) expenses increased 1.3% during the first quarter of 2010 to $11.8 million from $11.6 million during the first quarter of 2009. The increase was primarily due to increased material spending in our R&D product and process development efforts, which were partially offset by lower personnel costs following the headcount reductions implemented a year ago.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 5.9% to $7.0 million during the first quarter of 2010 from $7.4 million during the first quarter of 2009.  The decrease was primarily driven by lower headcount in general & administrative functions following last year’s headcount reductions.

    RESTRUCTURING CHARGE.  During the first quarter of 2009 we implemented workforce reductions, which eliminated approximately 110 positions, resulting in a restructuring charge of $2.6 million principally for severance and related benefits.

    INTEREST INCOME. Interest income decreased 83.4% to $0.1 million during the first quarter of 2010 from $0.6 million during the first quarter of 2009.  The decrease was due to lower interest rates and compounded by lower average funds invested.

    INTEREST EXPENSE.  Interest expense decreased 91.2 % to $0.1 million during the first quarter of 2010 as compared to $0.6 million during the first quarter of 2009. The decrease principally related to the repayment our $38.0 million outstanding balance of our 5% Convertible Senior Notes due in October 2009.

    OTHER INCOME (EXPENSE), NET. Other income of $0.1 million during the first quarter of 2010 compares to $1.5 million of other expense in the first quarter of 2009. Other expense in the first quarter of 2009 was comprised of other-than-temporary declines in value on certain auction rate securities and a corporate debt security held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 3, 2010, we had $80.7 million in cash and cash equivalents and $9.7 million in marketable securities.

    Operating activities used $2.0 million in cash during the three month period ended April 3, 2010, primarily as a result of our operating results adjusted for non-cash expenses offset by $4.0 million of cash required to fund working capital. Investing activities required $0.7 million of cash during the three month period ended April 3, 2010 and consisted principally of purchases of fixed assets of $0.8 million. Financing activities provided $0.2 million of cash, consisting of proceeds received from stock option exercises.

    We had unconditional purchase obligations at April 3, 2010 of approximately $1.6 million.

    Within our $9.7 million in marketable securities at April 3, 2010, we held a total of $6.7 million of auction rate securities (ARS) and $3.0 million as a corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers redeemed certain of their ARS during 2008, the market remained constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $9.2 million.  For the three months ended April 3, 2010, fair market values of certain of our ARS, when combined with the fair market values of our corporate debt security, increased by $0.4 million, which was recorded to other comprehensive income.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”.  This standard requires disclosure of the transfers in and out of Level 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs.  The adoption of this standard effective January 1, 2010 did not have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors.  Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and the possibility that we may continue to incur losses; (ii) unfavorable economic conditions; (iii) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (iv) our operating results may be harmed if we fail to sell a high volume of products; (v) our dependence on a small number of customers; (vi) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (vii) cost reduction measures may again be required and could be inadequate or not realize their anticipated savings; (viii) we may face failures in our manufacturing processes or processes of our vendors; (ix) our dependence on foreign semiconductor component, assembly and test operations contractors could lead to delays in product shipments; (x) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (xi) the variability of our manufacturing yields may affect our gross margins; (xii) our products have experienced rapidly declining unit prices; (xiii) the short life cycles of some of our products may leave us with obsolete or excess inventories; (xiv) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (xv) any failure to perform or meet customer requirements; (xvi) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (xvii) capital required for our business may not be available when we need it; (xviii) our marketable securities’ liquidity and valuation could be affected by disruption in financial markets; (xix) our success depends on our ability to attract and retain qualified personnel; (xx) risks due to our international customer base and our subcontracting operations; (xxi) stringent environmental laws and regulations both domestically and abroad; (xxii) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (xxiii) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; (xxiv) we have had significant volatility in our stock price and it may fluctuate in the future; (xxv) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium; (xxvi) an adverse outcome, to the extent not covered by insurance, in the class action or shareholder derivative lawsuits in which we and certain of our officers and directors are defendants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of April 3, 2010, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 3, 2010.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the Amended Complaint.  As of March 30, 2010, that motion had been fully briefed by the parties.

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

Dated: April 28, 2010