Form 10-Q
period 2010-11-03
ANADIGICS INC
filed 2010-11-03
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010.

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

The number of shares outstanding of the Registrant’s common stock as of October 2, 2010 was 66,190,770 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – October 2, 2010 and December 31, 2009

Condensed consolidated statements of operations and comprehensive income (loss) – Three and nine months ended October 2, 2010 and October 3, 2009

Condensed consolidated statements of cash flows – Nine months ended October 2, 2010 and October 3, 2009

Notes to condensed consolidated financial statements – October 2, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	October 2, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$87,319	$83,172
Accounts receivable, net	35,220	20,013
Inventories	19,840	18,250
Prepaid expenses and other current assets	4,567	2,503
Total current assets	146,946	123,938

Marketable securities	8,661	9,354
Plant and equipment:
Equipment and furniture	205,822	208,735
Leasehold improvements	45,873	44,705
Projects in process	3,113	5,978
	254,808	259,418
Less accumulated depreciation and amortization	(184,444)	(178,534)
	70,364	80,884
Other assets	245	276

Total assets	$226,216	$214,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,848	$11,287
Accrued liabilities	12,367	10,208
Accrued restructuring costs	-	55
Total current liabilities	28,215	21,550

Other long-term liabilities	2,755	3,844

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 66,306 issued at October 2, 2010 and 64,517 issued at December 31, 2009	663	645
Additional paid-in capital	585,182	576,975
Accumulated deficit	(393,155)	(391,050)
Accumulated other comprehensive income	2,815	2,747
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	195,246	189,058

Total liabilities and stockholders’ equity	$226,216	$214,452

See accompanying notes.

ANADIGICS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$61,288	$36,716	$156,485	$98,674
Cost of sales	39,049	32,246	102,949	90,194
Gross profit	22,239	4,470	53,536	8,480
Research and development expenses	13,326	11,025	37,321	33,026
Selling and administrative expenses	7,101	6,315	20,985	20,085
Restructuring and impairment (recovery) charges	-	-	(1,717)	2,598

Operating income (loss)	1,812	(12,870)	(3,053)	(47,229)
Interest income	106	184	292	1,030
Interest expense	(34)	(584)	(129)	(1,766)
Other income (expense), net	111	89	488	(1,456)

Income (loss) before income taxes	1,995	(13,181)	(2,402)	(49,421)
Benefit from income taxes	(297)	(321)	(297)	(321)
Net income (loss)	$2,292	$(12,860)	$(2,105)	$(49,100)

Basic earnings (loss) per share	$0.04	$(0.21)	$(0.03)	$(0.79)

Diluted earnings (loss) per share	$0.03	$(0.21)	$(0.03)	$(0.79)

Weighted average common shares outstanding used in computing earnings (loss) per share
Basic	65,320	62,617	64,808	62,189
Diluted	67,488	62,617	64,808	62,189

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$2,292	$(12,860)	$(2,105)	$(49,100)

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(14)	524	287	1,695
Foreign currency translation adjustment	19	4	(35)	(77)

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(15)	-	(184)	-

Comprehensive income (loss)	$2,282	$(12,332)	$(2,037)	$(47,482)

See accompanying notes.

ANADIGICS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Nine months ended
	October 2, 2010	October 3, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,105)	$(49,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,403	13,539
Amortization	-	349
Stock based compensation	7,284	9,299
Recognized marketable securities impairment, net and other	(379)	1,542
Recovery on sale of China building	(1,717)	-
Loss (gain) on disposal of equipment	32	(68)
Changes in operating assets and liabilities:
Accounts receivable	(15,207)	2,160
Inventories	(1,590)	12,113
Prepaid expenses and other assets	(2,034)	(1,103)
Accounts payable	4,651	107
Accrued liabilities and other liabilities	980	(1,922)

Net cash provided by (used in) operating activities	4,318	(13,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(4,055)	(9,519)
Proceeds from sale of building and equipment	1,768	62
Purchases of marketable securities	-	(15,201)
Proceeds from sale of marketable securities	1,175	29,116

Net cash (used in) provided by investing activities	(1,112)	4,458

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	941	100
Repurchase of common stock into treasury	-	(1)

Net cash provided by financing activities	941	99

Net increase (decrease) in cash and cash equivalents	4,147	(8,527)
Cash and cash equivalents at beginning of period	83,172	123,552

Cash and cash equivalents at end of period	$87,319	$115,025

See accompanying notes.

ANADIGICS, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – OCTOBER 2, 2010
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at October 2, 2010. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Warranty reserve movements in the nine months ended October 2, 2010 included $744 in actual charges and $540 in provisions resulting in the balance of $790 at October 2, 2010.  Warranty reserve movements in the nine months ended October 3, 2009 included $1,465 in actual charges and a $1,754 increase in the provision.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current presentation.

2.    RESTRUCTURING, IMPAIRMENT (RECOVERY) AND OTHER CHARGES

    During the second quarter of 2010, the Company sold its wafer fabrication building in Kunshan, China for net proceeds of $1,717, resulting in the partial recovery of a related impairment charge. During 2008, the Company had written-off the value of this unfinished wafer fabrication building following an evaluation of alternatives in light of the then current circumstances, including: surplus industry production capacity, reduced demand experienced by the Company as well as the broader macroeconomic environment. As a result of its analysis of projected discounted cashflows, the Company recorded a $12,957 impairment charge in 2008 related to the China wafer fabrication facility.

    During the fourth quarter of 2008 and first quarter of 2009, the Company implemented certain workforce reduction programs, which eliminated approximately 210 positions throughout the Company, resulting in charges aggregating $4,738 for severance and related benefits.

	Workforce-related	Other	Total
December 31, 2008 balance	$1,065	$100	$1,165
Additions	2,598	-	2,598
Deductions	(3,608)	(100)	(3,708)
December 31, 2009 balance	$55	$-	$55
Deductions	(55)	-	(55)
October 2, 2010 balance	$-	$-	$-

    In the three months ended October 3, 2009, the Company recorded a charge within Cost of Sales in the amount of $3,879 in settlement of a commercial dispute with a customer. The settlement, dated October 26, 2009, required an initial payment of $1,110 and six quarterly payments of $500 which commenced in March 2010.

3.    EARNINGS (LOSS) PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following:

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Weighted average common shares for basic earnings (loss) per share	65,320	62,617	64,808	62,189

Effect of dilutive securities:
Stock options (*)	1,579	-	-	-
Unvested restricted shares (*)	589	-	-	-

Adjusted weighted average shares for diluted earnings (loss) per share	67,488	62,617	64,808	62,189

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three and nine months ended October 2, 2010 and October 3, 2009, potential additional dilution arising from any of the Company's outstanding stock options, unvested restricted stock (shares or units), or shares potentially issuable upon conversion of the Convertible notes are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Convertible notes	N/A	7,600	N/A	7,600
Stock options	1,760	5,389	4,640	5,389
Unvested restricted shares and units	160	1,809	1,811	1,809

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2009 and October 2, 2010 in accordance with ASC Topic 820:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt securities (2)	$1,530	$2,740	$2,740	$-	$-
Auction Rate Securities
Corporate Debt (2)	600	1,106	-	-	1,106
Preferred Equity	3,013	3,703	-	-	3,703
State and Municipal Debt (2)	1,497	1,805	-	-	1,805
Total at December 31, 2009	$6,640	$9,354	$2,740	$-	$6,614

Non-auction Corporate Debt securities (2)	$1,530	$2,800	$2,800	$-	$-
Auction Rate Securities
Corporate Debt (2)	600	1,096	-	-	1,096
Preferred Equity	2,404	2,978	-	-	2,978
State and Municipal Debt (2)	1,310	1,787	-	-	1,787
Total at October 2, 2010	$5,844	$8,661	$2,800	$-	$5,861

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.
(2)	These available for sale debt securities have contractual maturities in excess of 10 years.

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

    At October 2, 2010, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037. At October 2, 2010, the Company values this security on a Level 1 basis, with a fair value of $2,800.

    The Company considers it more likely than not that it will sell their marketable debt securities prior to a recovery in valuation.

    For the three and nine months ended October 2, 2010, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended October 2, 2010
	State & Municipal Debt Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2010	$1,805	$1,106	$3,703	$6,614
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended April 3, 2010	38	-	-	38
- quarter ended July 3, 2010	38	-	265	303
- quarter ended October 2, 2010	38	-	-	38
Included in other comprehensive income(loss)
- quarter ended April 3, 2010	37	23	42	102
- quarter ended July 3, 2010	23	(11)	(122)	(110)
- quarter ended October 2, 2010	108	(22)	(35)	51
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions
- quarter ended April 3, 2010	(100)	-	-	(100)
- quarter ended July 3, 2010	(100)	-	(875)	(975)
- quarter ended October 2, 2010	(100)	-	-	(100)
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at October 2, 2010	$1,787	$1,096	$2,978	$5,861

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date
- as of April 3, 2010	-	-	-	-
- as of July 3, 2010	-	-	-	-
- as of October 2, 2010	-	-	-	-
Securities held at October 2, 2010:
Face value	$2,100	$2,500	$6,125	$10,725
Financial ratings	A3	A	AAA to NR
Weighted average interest rate (*)	1.09%	2.12%	1.73%	1.70%
Maturity date	2045	2036	N/A
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
(c) Preferred securities issued by i) diversified closed-end management investment companies and ii) subsidiaries of two publicly-held debt default insurers. The investment companies are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued. One of the debt default insurers no longer pays interest and the security has been written to zero.

    For the three and nine month period ended October 3, 2009, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended October 3, 2009
	State & Municipal Debt Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2009	$1,947	$662	$4,340	$6,949
Total gains or losses realized/unrealized
Included in (loss) earnings
- quarter ended April 4, 2009	(325)	(62)	(824)	(1,211)
- quarter ended July 4, 2009	-	-	-	-
- quarter ended October 3, 2009	38	-	(3)	35
Included in other comprehensive (loss) income
- quarter ended April 4, 2009	-	-	-	-
- quarter ended July 4, 2009	47	212	321	580
- quarter ended October 3, 2009	172	121	14	307
Purchases, redemptions, and settlements quarter ended October 3, 2009	(100)	-	(500)	(600)
Transfers in and/or out of Level 3	-	-	-	-
Balance at October 3, 2009	$1,779	$933	$3,348	$6,060
The amount of total gains or losses for the period included in (loss) earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date
- as of April 4, 2009	$(325)	$(62)	$(824)	$(1,211)
- as of July 4, 2009	$(325)	$(62)	$(824)	$(1,211)
- as of October 3, 2009	$(312)	$(62)	$(892)	$(1,266)

5.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	October 2, 2010	December 31, 2009

Raw materials	$6,491	$6,582
Work in process	15,497	9,845
Finished goods	8,451	11,702
	30,439	28,129
Reserves	(10,599)	(9,879)

Total	$19,840	$18,250

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

7.    BENEFIT FROM INCOME TAXES

    The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the three month period ended October 2, 2010, the Company finalized and filed the R&E claim as part of its 2009 federal tax return and subsequently received cash of $297 for the R&E credits. During the three month period ended October 3, 2009, the Company received cash of $321 for R&E credits relating to its 2008 federal tax return.  Such refunds were recorded as a benefit from income taxes during the third quarters of 2009 and 2010.

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

The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Amortization of restricted stock	$1,948	$1,866	$5,609	$6,156
Amortization of ESP Plan	200	60	600	460
Amortization of stock option awards	275	986	1,075	2,683
Total stock based compensation	$2,423	$2,912	$7,284	$9,299

By Financial Statement line item
Cost of sales	$590	$601	$1,752	$1,943
Research and development expenses	879	1,167	2,562	3,715
Selling and administrative expenses	954	1,144	2,970	3,832
Restructuring charge	-	-	-	(191)

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of six months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2009 to October 2, 2010 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2009	1,974	$9.27	611	$4.94	2,819	$10.00
Granted	-	-	873	3.22	3,245	2.04
Shares vested/options exercised	(1,195)	8.66	(587)	4.71	(49)	2.06
Forfeited/expired	(141)	11.52	(69)	4.01	(708)	9.18
Balance at December 31, 2009	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	2,006	4.32	98	4.79
Shares vested/options exercised	(273)	9.61	(1,337)	3.56	(479)	1.97
Forfeited/expired	(22)	8.55	(29)	4.11	(286)	12.35
Balance at October 2, 2010	343	$10.21	1,468	$4.48	4,640	$5.22

    In 2008, 357 restricted stock shares were granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award can vary upon actual performance to such targets and range from 50% to 150% of the base share award. In 2008, 27 shares of the 357 LTI shares were released upon the separation of our former chief executive officer.  As of October 2, 2010, a total of 174 LTI shares have forfeited since their initial grant date. Based upon the performance of the Company through October 2, 2010 and anticipated to December 31, 2010, no further stock-based compensation for LTI has been expensed and the related unrecognized stock-based compensation has been excluded from the table below.

As of October 2, 2010

Unrecognized stock based compensation cost
Option plans	$1,608
Restricted stock	$5,474
Weighted average remaining recognition period
Option plans	1.4 years
Restricted stock	1.7 years

Stock options outstanding at October 2, 2010 are summarized as follows:

Range of exercise prices	Outstanding Options at October 2, 2010	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at October 2, 2010	Weighted average exercise price

$1.39 - $1.93	1,204	8.3	$1.93	648	$1.93
$2.03 - $4.36	1,676	7.3	$2.37	981	$2.37
$4.84 - $8.84	1,174	4.9	$8.01	1,118	$8.15
$9.00 - $18.98	586	1.5	$14.56	586	$14.56

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the nine month periods ended October 2, 2010 and October 3, 2009 were:

	Nine months ended
	October 2, 2010	October 3, 2009
Stock option awards:
Risk-free interest rate	2.6%	1.6%
Expected volatility	85%	99%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$3.26	$1.51

ESP Plan:
Risk-free interest rate	0.3%	0.4%
Expected volatility	61%	96%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$1.44	$0.72

    For equity awards with expected terms of greater than one year, the assumption for expected volatility is based on a combination of implied and historical volatility, whereas for equity awards with an expected term of one year or less, the assumption is solely based on the Company’s historical volatility.

9. LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants' motion to dismiss the Second Amended Complaint is to be filed by December 3, 2010.  The briefing in connection with defendants' motion is expected to be completed by March 2011.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the Superior Court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the First Amended Complaint in the Class Actions.  By Order dated September 13, 2010, the Superior Court extended the stay of the Derivative Lawsuits until the disposition of defendants' motion to dismiss the Second Amended Complaint in the Class Actions.

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

    We experienced declines in quarterly revenue during 2008 through the first quarter of 2009, which resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the macroeconomic environment. Commencing in the second quarter of 2009, we have experienced sequential growth in quarterly revenues and in the second quarter of 2010, attained positive operating income.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7%	87.8%	65.8%	91.4%

Gross margin	36.3%	12.2%	34.2%	8.6%
Research and development expenses	21.7%	30.0%	23.8%	33.5%
Selling and administrative expenses	11.6%	17.2%	13.4%	20.4%
Restructuring and impairment (recovery) charges	-	-	(1.1)%	2.6%

Operating income (loss)	3.0%	(35.0)%	(1.9)%	(47.9)%
Interest income	0.2%	0.5%	0.2%	1.0%
Interest expense	(0.1)%	(1.6)%	(0.1)%	(1.8)%
Other income (expense), net	0.2%	0.2%	0.3%	(1.4)%

Income (loss) before income taxes	3.3%	(35.9)%	(1.5)%	(50.1)%
Benefit from income taxes	(0.4)%	(0.9)%	(0.2)%	(0.3)%
Net income (loss)	3.7%	(35.0)%	(1.3)%	(49.8)%

    NET SALES. Net sales increased 66.9% during the third quarter of 2010 to $61.3 million from $36.7 million in the third quarter of 2009.  For the nine months ended October 2, 2010, net sales were $156.5 million, a 58.6% increase from net sales of $98.7 million for the nine months ended October 3, 2009.

    Sales of integrated circuits for wireless applications increased 76.7% during the third quarter of 2010 to $45.2 million from $25.6 million in the third quarter of 2009.  For the nine months ended October 2, 2010, net sales of integrated circuits for wireless applications increased 64.9% to $113.9 million from $69.1 million for the nine months ended October 3, 2009. The increase in sales in the three and nine month periods was primarily due to increased demand in W-CDMA cellular device markets.

    Sales of integrated circuits for broadband applications increased 44.4% during the third quarter of 2010 to $16.1 million from $11.1 million in the third quarter of 2009. For the nine months ended October 2, 2010, net sales of integrated circuits for broadband applications increased 43.9% to $42.6 million from $29.6 million for the nine months ended October 3, 2009. This increase in sales in the three and nine month periods was primarily due to increased demand for CATV, infrastructure and WiMax products, marginally offset by declines in WiFi PAs shipped into the PC Notebook market.

    GROSS MARGIN. Gross margin during the third quarter of 2010 increased to 36.3% of net sales from 12.2% of net sales in the third quarter of 2009.  The third quarter of 2009 included a charge of $3.9 million in settlement of a commercial dispute with a customer, which represented 10.6% of revenue. For the nine months ended October 2, 2010, gross margin increased to 34.2% from 8.6% for the nine months ended October 3, 2009.  After considering the charge outlined above, the remaining increase in gross margin was primarily due to increased product shipments and wafer production, and fixed production costs decreasing as a percent of higher revenues and was further supported by variable cost improvements gained over the prior year. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development (R&D) expenses increased 20.9% during the third quarter of 2010 to $13.3 million from $11.0 million during the third quarter of 2009. Company sponsored research and development expenses for the nine month period ended October 2, 2010 increased 13.0% to $37.3 million from $33.0 million during the nine month period ended October 3, 2009.  The increases were primarily due to higher material spending, personnel and support costs for our accelerated R&D product and process development efforts.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 12.5% to $7.1 million during the third quarter of 2010 from $6.3 million during the third quarter of 2009.  Selling and administrative expenses for the nine month period ended October 2, 2010 increased 4.5% to $21.0 million from $20.1 million during the nine month period ended October 3, 2009.   The increase in the third quarter was driven by increased investment in our sales effort, which were partly offset by reductions in general and administrative costs.

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

    INTEREST INCOME. Interest income decreased 42.4% to $0.1 million during the third quarter of 2010 from $0.2 million during the third quarter of 2009.  For the nine months ended October 2, 2010, interest income decreased 71.7% to $0.3 million from $1.0 million in the nine month period ended October 3, 2009. The decreases were due to lower interest rates and compounded by lower average funds invested.

    INTEREST EXPENSE.  Interest expense decreased 94.2% when compared to $0.6 million during the third quarter of 2009. For the nine months ended October 2, 2010, interest expense decreased 92.7% to $0.1 million from $1.8 million in the nine month period ended October 3, 2009. The decreases are principally related to the repayment of our $38.0 million outstanding balance of our 5% Convertible Senior Notes due in October 2009.

    OTHER INCOME (EXPENSE), NET. For the nine months ended October 2, 2010, other income of $0.5 million principally relates to recoveries on redemptions of certain auction rate securities and compares to $1.5 million of other expense in the nine month period ended October 3, 2009. Other expense in the nine month period ended October 3, 2009 was comprised of other-than-temporary declines in value on certain auction rate securities and a corporate debt security held by the Company.

    BENEFIT FROM INCOME TAXES.   The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the third quarter of 2010 and 2009 the Company finalized and filed its R&E claims as part of its 2009 and 2008 Federal tax return and subsequently received cash of $0.3 million in each of these periods. Such refund was recorded as a benefit from income taxes during the third quarters of 2009 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 2, 2010, we had $87.3 million in cash and cash equivalents and $8.7 million in marketable securities.

    Operating activities provided $4.3 million in cash during the nine month period ended October 2, 2010, primarily as a result of our operating results adjusted for non-cash expenses offset by $13.2 million of cash used to fund working capital. Investing activities, consisting of net proceeds received from the sale of a wafer fabrication building in Kunshan, China of $1.7 million, net proceeds received from the sale of marketable securities of $1.2 million, and cash paid for fixed assets of $4.0 million, used $1.1 million of cash during the nine month period ended October 2, 2010.  Financing activities provided $0.9 million of cash, consisting of proceeds received from stock option exercises.

    We had unconditional purchase obligations at October 2, 2010 of approximately $3.0 million.

    Within our $8.7 million in marketable securities at October 2, 2010, we held a total of $5.9 million of auction rate securities (ARS) and $2.8 million as a corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers have redeemed certain of their ARS since 2008, the market remains constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $8.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of October 2, 2010, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 2, 2010.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants' motion to dismiss the Second Amended Complaint is to be filed by December 3, 2010.  The briefing in connection with defendants' motion is expected to be completed by March 2011.

    On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the Superior Court stayed the Derivative Lawsuits pending disposition of the defendants' motion to dismiss the First Amended Complaint in the Class Actions.  By Order dated September 13, 2010, the Superior Court extended the stay of the Derivative Lawsuits until the disposition of defendants' motion to dismiss the Second Amended Complaint in the Class Actions.

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

Dated: November 3, 2010