Form 10-K
period 2010-03-03
ANADIGICS INC
filed 2011-03-09
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of July 2, 2010 was approximately $266 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 25, 2011 was 67,425,020 (excluding 114,574 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2011 annual meeting of shareholders (Part III).

TABLE OF CONTENTS

PART I
Item 1:	Business
Item 1A:	Risk Factors
Item 1B:	Unresolved Staff Comments
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Removed and Reserved

PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information

PART III
Item 10:	Directors, Executive Officers and Corporate Governance
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions and Director Independence
Item 14:	Principal Accounting Fees and Services

PART IV
Item 15:	Exhibits, Financial Statement Schedules

FORWARD-LOOKING INFORMATION

CERTAIN STATEMENTS IN THIS REPORT OR DOCUMENTS INCORPORATED HEREIN BY REFERENCE ARE FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED) THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS WE "BELIEVE", "ANTICIPATE", "EXPECT" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE OUR FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. YOU ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISK AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT IF THEY MATERIALIZE OR PROVE INCORRECT, COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS.  WE ASSUME NO OBLIGATION AND DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS, EXCEPT AS MAY BE REQUIRED BY LAW. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS PRESENTED HEREIN INCLUDE THE RISK FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

PART I

ITEM 1. BUSINESS.

Overview

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include radio frequency (RF) power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated front end modules (FEMs).  We believe that we are well-positioned to capitalize on the high growth and convergence occurring in the voice, data and video segments of the broadband wireless and wireline communications markets.  Our RF power amplifier products enable mobile handsets, datacards and other devices to access third generation (3G) wireless networks utilizing international standards including WCDMA (Wideband Code Division Multiple Access), HSPA (High Speed Packet Access), CDMA (Code Division Multiple Access) and EVDO (Evolution Data Optimized).  Further, we provide RF power amplifiers for the advanced fourth generation (4G) wireless services including LTE (Long Term Evolution) and WiMAX (Worldwide Interoperability for Microwave Access).   Our WiFi products enable connectivity for wireless mobile devices and other computing devices and our CATV (Cable Television) products enable fixed-point, wireline broadband communications over cable modem and set-top box products, CATV infrastructure and Fiber-To-The-Premises (FTTP).

    Our business strategy focuses on enabling anytime, anywhere connectivity which enhances the consumer’s broadband and wireless experience. We develop RF front end solutions for communications equipment manufacturers and we partner with industry-leading wireless and wireline chipset providers who incorporate our solutions into their reference designs.  Our solutions cost-effectively enhance communications devices by improving RF performance, efficiency, reliability, time-to-market and integration while reducing the size, weight and cost of these products.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

    We expect our business will benefit in the long-term from three key factors: (1) accelerated use and growth in the established markets for 3G, 4G and CATV products, (2) increasing penetration of newer-generation wireless and wireline broadband communications technology into developing markets worldwide, and (3) an increased demand for our solutions within the latest-generation products in these end markets. We believe that the combination of these factors will enable us to outpace the overall end product unit growth in these broadband wireless and wireline communications markets.  For example, multiple higher-performance PAs are increasingly required in new 3G and 4G wireless handsets and smartphones in order to access higher-speed wireless broadband data services being deployed in markets around the world.  In addition, changes in network architectures necessary to accommodate a more data-centric usage model demand new types of small-cell wireless base station products that require RF amplifiers better optimized for power efficiency. The greater complexity and more demanding performance required of the infrastructure and subscriber equipment needed for evolving networks, coupled with our selection in several leading reference designs allows us to capitalize on the growth in the 3G and 4G markets.  We are positioning our CATV set-top box business to capitalize on the evolution and growth of home gateway products, which provide multi-function capabilities such as DVR (digital video recording), HDTV (high definition television), multi-room access and Internet connectivity by expanding our offering of active splitter products.  In addition, we believe that the new generation of cable modems based on the DOCSIS-3.0 (Data over Cable Service Interface Specification 3.0) standard will increase the addressable market for our upstream amplifiers.  We anticipate that our new hybrid line amplifier and 75 Ohm gain block products will expand our addressable share of the CATV infrastructure market and we further believe that our infrastructure business will continue to benefit from the adoption of 1 GHz CATV systems worldwide and from RF amplifiers being used in FTTP optical networks.

    We focus on leveraging our technological knowledge and advantages to be a leading technology-enabler via innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines bipolar amplifying structures and pHEMT RF switches on the same die, provides us with a competitive advantage in the marketplace.  Additionally, we believe proprietary designs of our HELP™ (High Efficiency at Low Power) power amplifiers provide our customers a competitive advantage by delivering performance required for 3G and 4G devices with lower battery power consumption and longer use time than comparable products in these markets.

    Our 150mm (six-inch diameter) GaAs (Gallium Arsenide) wafer fabrication facility (fab) located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  Following the 2009 announcement of our hybrid manufacturing strategy and foundry agreement with WIN Semiconductors of Taiwan, we qualified them as a vendor and began product development and are poised to utilize this resource in 2011.

Industry Background

Wireless 3G and 4G Market
    The number of wireless handsets designed for 3G and 4G standards like CDMA/EVDO, WCDMA/HSPA and LTE is expected to grow significantly faster than the overall market as these standards become dominant over the next several years.  According to Strategy Analytics, annual shipments of all types of 3G and 4G cellular terminals are forecast to grow from 778 million units in 2010 to 1,410 million units by 2014, an 80% increase in four years.  As a qualified PA supplier to top-tier handset manufacturers such as Research in Motion (RIM), LG Electronics and Samsung Electronics Co. Ltd (Samsung), we believe we are well positioned to benefit from the continuing transition to 3G and 4G wireless technologies.

   Traditionally, the chipset in a wireless handset required one or two power amplifiers.  As wireless operators acquired additional frequency licenses to deploy 3G and 4G networks, requirements for mobile devices that can operate in multiple bands has increased demand for power amplifiers in handsets, datacards and wireless modems.  These wireless devices also require PAs with higher power and better linearity to meet more demanding performance specifications.

The key drivers of growth in the wireless handset market are:
•	Deployment of 3G and 4G networks and services.
•	New subscriber additions in emerging markets.
•	New features and applications to drive replacements in established markets.
•	Increased demand for smartphones and converged wireless devices such as tablet computers.
•	Convergence of voice, data and video services.

    Wireless handsets and mobile data devices utilize a semiconductor chipset to enable communication with the network.  Key components of a wireless semiconductor chipset include a baseband, transceiver and one or more power amplifiers.  Each PA boosts the transmitter RF output to deliver enough signal power to enable connection with the radio access network for voice and data throughput.  As additional features and functionality are incorporated into wireless handsets to leverage the higher network data rates that enable applications such as high speed data and streaming video services, increasing demands are placed on the handset battery, thereby reducing battery life.  The high-performance PA is a critical component in the handset because it directly affects battery life and, consequently, available talk time.  We believe our manufacturing processes and design technologies such as HELP™ provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend use time.

    In addition to wireless handsets and data cards, 3G and 4G capabilities are increasingly being embedded in tablets, in other types of personal computers, and in equipment designed for machine-to-machine (M2M) communication.  We are a leading enabler in this market through the use of our power amplifiers in industry standard reference designs such as Qualcomm, Infineon and Marvell, and in embedded wireless modules manufactured by leading providers to this growing market.

    The 4G wireless standard WiMAX continues to gain momentum worldwide, as commercial mobile broadband wireless networks that use this technology expand and gain subscribers.  Clearwire Corporation is already providing nationwide service in the United States to its own subscribers and to Sprint subscribers in many markets.  UQ Communications Inc. has announced plans to deploy service throughout Japan within two years, and successful service launches in Korea, Russia, Malaysia and Taiwan all indicate the growth potential of this technology. We supply WiMAX PAs to many equipment makers, and believe that our relationships with leading WiMAX equipment and chipset vendors have positioned us to be one of the market-leading providers of WiMAX PAs in the world.

    LTE is the 4G standard most widely adopted by the GSM (Global System for Mobile Communications) operators’ community.   A survey by the GSA (GSM Suppliers Association) in January 2011 identified 180 operators in 70 countries who are investing in the technology, with 64 LTE networks already in service or planned to begin by 2012. According to the GSA, LTE has become the fastest developing mobile system technology ever.  The rapid increase in wireless broadband data traffic over the past 3 years is driving the interest in deploying LTE as quickly as possible.   ANADIGICS long-standing business relationships with key players in the LTE ecosystem position us well to benefit from the developing demand for LTE-capable power amplifiers as more networks are deployed.

    A defining benefit of 3G and 4G networks is their ability to provide higher data rate connectivity, in support of data-intensive applications such as large file transfer, streaming video, and other multimedia services.  It is anticipated that with today's network architectures, a growing consumer demand for these types of applications will quickly limit user capacity.  More prolific use of small-cell base stations in wireless networks will increase coverage and user capacity, and maintain a satisfying user experience.  Our manufacturing processes and design technologies enable us to provide PAs optimized for new small-cell wireless infrastructure equipment that will support this transition in wireless networks. Further, WiFi data and video access is taken for granted in today’s wireless world and we offer products that enable connectivity to a great range of wireless mobile devices. The desire for increased functionality and use of dual-band applications continues and our products meet these more sophisticated demands. Our expertise and relationships with key industry participants position us to provide enabling WiFi PAs addressing these advanced demands.

Cable Set-Top Box and Cable Modem Markets

    The markets for CATV set-top boxes and cable modems are being shaped by several key trends.  Set-top boxes are incorporating advanced functionality, to leverage the convergence of voice, data and video services over the broadband network, such as DVR, HDTV, wireless internet access, interactive services, home networking and gaming.  These new features are driving demand for both new and replacement set-top boxes, including high-end multi-function boxes called gateways.  Cisco Systems Inc. (Cisco) and Motorola, Inc., both long-time customers of ANADIGICS for set-top box components, are prominent suppliers of new gateway boxes.  We also believe that the rollouts of DTV in China and parts of Europe, and Verizon’s FiOS in the U.S., are contributing to sustained demand for digital set-top boxes.

    As the cable modem market transitions to the new DOCSIS 3.0 standard, we believe it will provide additional opportunity for our upstream amplifier products.  The DOCSIS 3.0 standard uses multiple channels simultaneously and higher RF power levels to provide wider bandwidth and higher data throughput than previous technologies, and we believe that we are well positioned to support this market opportunity.

CATV Infrastructure and FTTP

    We are a leading supplier of 12V and 24V line amplifier radio frequency integrated circuit (RFIC) amplifiers to the CATV infrastructure market.  This market shows continuing demand for equipment upgrades as a result of increasing CATV infrastructure bandwidth requirements, the need of cable service providers to offer converged voice, data and video services over their broadband networks, and the increased deployment of CATV fiber nodes.  We are participating in these upgrades through our collaboration with industry leaders, and as a result of the rollout of digital cable in China and parts of Europe.  We anticipate that line amplifier products in industry-standard packages and new 75 Ohm gain block amplifiers will expand our addressable market for CATV infrastructure. Historically, we have enjoyed long product life cycles in these markets.  Additionally, we provide optical network RF amplifiers for use in FTTP equipment.

Our Strategy

    Our objective is creating value through innovative RF and Mixed Signal solutions that enable instantaneous connectivity anytime, anywhere.  The key elements of our strategy include:

•
Expand share in the newest-technology and highest-growth end markets of broadband wireless and wireline. We target the latest-technology, fastest-growing and most sophisticated segments of the wireless and wireline communications markets. These segments offer the largest growth opportunity and the greatest opportunity for semiconductor manufacturers to create and extract value.

•
Bring innovative RF patented technology to industry-leading products. Our longstanding commitment to innovation in process technology and design has resulted in best-in-class RF products. We strive to provide performance advantages that help our customers deliver differentiated products to market.

•
Work closely with industry-leading customers and partners. We endeavor to develop close partner-like working relationships with industry leaders in the wireless and broadband markets. These relationships support our technology road-maps and give insight into the most important specifications for next-generation products.

•
Build upon our operational excellence and further realize economies of scale. Establishing our business as a leading technology enabler and logistical partner for our customers’ long-term demands, requires expert execution resulting in appropriate long-term return. Increased volumes are critical to semiconductor companies and consistent with long-term viability for our business.

•
Incorporate additional and flexible capacity through co-operation and partnerships. Leveraging third-party capabilities to supplement our existing manufacturing capabilities supports our ability to grow scale while limiting costly further capital investment in manufacturing. These capabilities encompass GaAs and CMOS wafer fabrication, assembly, packaging and test technologies.

•
Accelerate enhancements to our financial model via increased growth.  Over the long term, we seek to increase our gross margins and profitability by focusing on those products and markets where we can achieve a strong market position by deploying our technological leadership, by growing share and volumes and while controlling the growth in our expenses.  We intend to focus on supplying products in the following markets for this purpose:  (1) 3G standards CDMA/EVDO, WCDMA/HSPA and UMTS, (2) 4G standards LTE and WiMAX, (3) CATV set-top boxes and cable modems, and (4) CATV, Wireless and FTTP infrastructure amplifiers, in growing our market-share and consequent business volumes. Additionally, over the long term, we expect to grow research, development and sales expenses at rates slower than our revenue and gross margins to enable a leveraged increase in profitability dollars and percent return on revenue.

Products

    We classify our revenues based upon the end application of the product in which our integrated circuits are used.  For the years ended December 31, 2010, 2009 and 2008, wireless accounted for approximately 74%, 66% and 60% respectively, of our total net sales, while broadband accounted for approximately 26%, 34% and 40%, respectively, of our total net sales.

Wireless

    Our Wireless product line includes power amplifier modules for CDMA/EVDO, GSM/EDGE, WCDMA/HSPA, LTE and other wireless technologies for mobile handsets and data devices. The following table describes our principal products for these applications:

Product	Application
Power Amplifier (PA)	Used in RF transmit chain of wireless handset, smartphone, datacard, or embedded module to amplify uplink signal to base station.
HELP™ PA Module (multiple versions)	ANADIGICS proprietary High Efficiency at Low Power PA design reduces PA average power consumption in LTE, WCDMA/HSPA and CDMA/EVDO devices.
Dual-band PA Modules	Two HELP™PAs in a single package that enables operation in different frequencies at lower cost and with less board area versus single-band PAs.
Quad-band PA Modules	GSM-EDGE PAs that enable operation in GSM frequencies worldwide.

Broadband

    Our Broadband product line encompasses video, voice and data telecommunications systems, consisting of CATV, Wireless Infrastructure and WiMAX/WiFi applications.

The following table outlines our principal CATV products and their applications:

Product	Application
CATV Set-Top Box and Cable Modem Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.
Upstream Amplifiers	Used to amplify and control the level of signals in the return path.

CATV Infrastructure and FTTP Products
Line Amplifiers	Used to distribute RF signals from headends to subscribers.
75 Ohm Gain Block Amplifiers	Used to amplify RF signals at intermediate points in the CATV network and at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for FTTP and FiOS.

For Wireless Infrastructure
Power Amplifiers	Used in RF transmit chain of small-cell base stations (i.e. picocells, femtocells).

WiMAX and WiFi Products
Mobile WiMAX PAs	Used in RF transmit chain of handsets, smartphones, datacards, or embedded modules to amplify uplink signal to base station.
Fixed Point WiMAX PAs	Used in RF transmit chain of Consumer Premises Equipment (CPEs) and femtocells.
Wi-Fi PAs and Front End ICs (FEIC)	Used in RF transmit and receive chains in embedded notebooks, access points and wireless mobile devices.

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

    We believe that the technical nature of our products and markets demands an unwavering commitment to building and maintaining close relationships with our customers.  Our sales and marketing staff, which are assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis.  Our design and applications engineering staff actively communicate with customers during all phases of design and production.  We have highly specialized field application engineering teams near our customers in Korea, Taiwan and China, as well as a system application team in Denmark, which is located near key European handset original equipment manufacturers (OEM’s) and chipset providers.  We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

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

Final Test

    After assembly, packaged ICs are tested prior to shipment to our customers.  We outsource the majority of our production RF testing operations, which are performed near our module assembly contractors in Asia.  This adds considerable efficiencies to the device manufacturing process in reducing product cycle times and supports our initiative to reduce manufacturing costs.

Raw Materials

    GaAs wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, and equipment used in the production of our ICs are available from a limited number of sources.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Research and Development

    We have made significant investments in our proprietary processes, including product design, packaging and wafer fabrication, which we believe gives us a competitive advantage.  Research and development expenses were $50.1 million, $46.0 million and $54.5 million in 2010, 2009 and 2008, respectively. We continue to focus our research and development on advanced PAs and front end modules for 3G and 4G wireless markets, and on active splitters, WiFi PAs and Front-End ICs, WiMAX PAs, CATV infrastructure amplifiers and FTTP amplifiers in the broadband market.

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

Customers

    Sales to RIM, Samsung and ZTE Corporation accounted for 26%, 11% and 10%, respectively, of total net sales during 2010. No other customer accounted for 10% or more of total net sales during 2010.  See “Risk Factors—We depend on a small number of customers; a loss of a customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenue.”

Employees

    As of December 31, 2010, we had 590 employees.

Competition

    We compete with U.S. and international semiconductor and integrated circuit manufacturers of all sizes.  Our key competitors are Avago Technologies Limited, Zoran Corporation, RF Micro Devices, Inc., SiGe Semiconductor, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc.

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

Patents, Licenses and Proprietary Rights

    It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs.  We own 73 U.S. patents and have 4 pending U.S. patent applications.  The U.S. patents were issued between 1992 and 2010 and will expire between 2011 and 2029.

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

Risks Related to ANADIGICS

We have experienced losses in the past, and may experience losses in the future.

    We have incurred substantial operating and net losses in the past.  While we had positive operating results during calendar year 2007 and portions of 2010, we had a net loss in calendar years 2008 and 2009 as a result of the general economic downturn, market factors beyond our control and a loss in market share.  Due to softness in China and through our distribution channels relating to excess inventories, coupled with a continued market correction expected to further impact certain of our Broadband market revenue, we anticipate reporting a loss in the first quarter of 2011.  Any of these or other factors, could lead us to incur losses in the future. Additionally, we compete in an industry with limited visibility into customers’ forecasts beyond a quarter or two. If economic conditions worsen or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We depend on a small number of customers; a loss of a customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.

    We receive a significant portion of our revenues from a few significant customers and their subcontractors.  Sales to RIM, Samsung and ZTE accounted for 26%, 11% and 10%, respectively, of total net sales during 2010.  Sales to our greater than 10% customers approximated or exceeded 30% of total net sales in each of the last three fiscal years.  Our financial condition and results of operations have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements.  If we were to lose any of our major customers, or if sales to these customers were to decrease materially, our financial condition and results of operations could be materially and adversely affected. Further, if a customer encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s ability to make timely payments to us for non-returnable products could be impaired.

If we fail to sell a high volume of products, our operating results may be harmed.

In calendar years 2007 and 2008 we increased capacity in our manufacturing facility in order to attempt to meet customer demands. During 2009 and portions of 2010, we underutilized the facility, resulting in excess capacity.  This excess capacity meant we incurred higher fixed costs for our products relative to the revenues we generate.  Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results.  If we fail to achieve and maintain acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed.  During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations.  We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed.  If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs, which would have an adverse effect on our results of operations. If we are unable to improve utilization levels and correctly manage capacity, the increased expense levels relative to revenue will have an adverse effect on our business, financial condition and results of operations.

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

We need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive.

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

If Original Equipment Manufacturers (OEMs) and Original Design Manufacturers (ODMs) of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.

    Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, including for example, if its own products are not commercially successful. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results.

Lengthy product development and sales cycles associated with many of our products may result in significant expenditures before generating any revenues related to those products.

    After our product has been developed, tested and manufactured, our customers may need three to six months or longer to integrate, test and evaluate our product and an additional three to six months or more to begin volume production of equipment that incorporates the product. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling and administrative expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

    Our sales are typically made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we sell a portion of our products through distributors, some of whom have certain rights to return unsold products. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs or ODMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. In addition, shortened customer order lead times and opportunistic orders may not be filled timely due to a lack of, or inadequate level of uncommitted inventory resulting in lower revenues than possible. In addition, shortened customer order lead times may make it difficult to forecast revenues.

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

    Additionally, our operations may be affected by lengthy or recurring disruptions of operations at our production facility or those of our subcontractors.  These disruptions may include electrical power outages, fire, earthquakes, flooding, international conflicts, war, acts of terrorism, or other natural or man-made disasters.  Disruptions of our manufacturing operations could cause significant delays in our shipments unless and until we are able to shift the manufacturing of such products from an affected facility to another facility or the disruption is remedied.  Furthermore, many of our customers require that they qualify a new manufacturing source before they will accept products from such source.  This qualification process may be expensive and time consuming.  In the event of such delays, we cannot assure you that the required alternative capacity would be available on a timely basis or at all.  Even if alternative manufacturing capacity or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers.  We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing.

    Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption at the Warren, New Jersey semiconductor wafer fab, alternative gallium arsenide production capacity for certain processes would not be readily available from third-party sources.  Any disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

The short life cycles and nature of semiconductor production, including the potential for order cancellation and need to build product to forecast for some of our products may leave us with obsolete or excess inventories.

    The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed.  For example, we estimate that current life cycles for wireless handsets, and in turn our wireless products, are approximately 9 to 12 months.  Products with short life cycles require us to manage production and inventory levels closely.  We cannot be certain that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not result in significant charges that will negatively affect our operating profit and net income.

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

    We do not manufacture any of the starting wafers, packaging or passive components used in the production of our gallium arsenide integrated circuits. Epitaxial wafers, packaging and passive components are available from a limited number of sources. To the extent that we are unable to obtain these materials, packaging or passive components in the required quantities, as has occurred from time to time in the past, we could experience delays or reductions in product shipments, which could materially and adversely affect our financial condition and results of operations.

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

We may pursue selective investments, acquisitions and alliances; the management and integration of additional operations could be expensive and divert management time and acquisitions may dilute the ownership of our stockholders.

    Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. Our ability to complete acquisitions or alliances is dependent upon, and may be limited to, the availability of suitable candidates and capital.  In addition, acquisitions and alliances involve risks that could materially adversely affect our financial condition and results of operations, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies.  We cannot assure you that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all.  Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we could be called upon to satisfy independent of the acquisition price.  Future acquisitions or alliances could result in the incurrence of debt, costs and contingent liabilities, all of which could materially adversely affect our financial condition and results of operations.  Any debt could subject us to substantial and burdensome covenants.  The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management.  If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our financial condition and results of operations could be materially adversely affected.  In addition, if we issue additional shares of our common stock in order to acquire another business, our stockholders’ interest in us, or the combined company, could be materially diluted. Further, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

    The fabrication of integrated circuits from substrate materials and the modules containing these components is a highly complex and precise process. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments, which we may experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could: (i) lose revenues; (ii) incur increased costs such as warranty expense and costs associated with customer support; (iii) experience delays, cancellations or rescheduling of orders for our products; and (iv) experience increased product returns or discounts.

We have implemented restructuring programs in the past and may need to in the future.

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

    Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the demand for some of our products. Our customer base includes OEMs and ODMs that are reliant on consumer demand. Consumers may seek to reduce discretionary spending, which can soften demand for our customers’ products and can negatively affect our financial performance.

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

    In the future, we may need to access sources of financing to fund our growth.  Taking into consideration our cash balance as of December 31, 2010, including marketable securities, of $106.1 million, we believe that our existing sources of liquidity will be sufficient to fund our research and development, capital expenditures, working capital requirements, interest and other financing requirements for at least the next twelve months.

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

 The liquidity and valuation of our investments in marketable securities could be affected by disruption in financial markets.

    We maintain investments in financial instruments including corporate debt obligations, auction rate securities, and government-related obligations, which included $6.0 million carrying value of auction rate securities at December 31, 2010. These investments must be supported by actively trading financial markets in order to be liquid investments. Financial markets can temporarily or permanently have an imbalance of buyers and sellers that can impact valuations and liquidity. Auction rate markets have experienced imbalances since late 2007 and may continue to be imbalanced. Such imbalances could negatively impact the fair value of our investments, requiring a charge against income as occurred in 2008 and 2009, our access to cash and the liquidity of our marketable securities. We cannot assure you that our marketable securities could be sold for their carrying value or in our required time frame to support our intermediate term cashflow and liquidity needs.

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

    Sales to customers located outside the United States (based on shipping addresses and not on the locations of ultimate end users) accounted for approximately 95% of our net sales for each of the last three years.  We expect that international sales will continue to represent a significant portion of our net sales.  In addition, independent third parties located in Asia supply a substantial portion of the package substrates and components that we use in the production of gallium arsenide integrated circuits, and assemble and test nearly all of our products.

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

    Since late 2008, the Company and certain of its former and current officers and/or directors have been parties to a now consolidated putative securities class action lawsuit pending in the United States District Court for the District of New Jersey. This lawsuit alleges federal securities fraud claims and seeks unspecified damages arising out of the alleged non-disclosure of information concerning, among other things, manufacturing inefficiencies and customer demand.  Following plaintiffs’ submission of the Second Amended Complaint, filed on October 4, 2010, the alleged class period runs from February 12, 2008 through August 7, 2008.  In early 2009, two shareholders’ derivative lawsuits were filed in New Jersey Superior Court against the Company, as a nominal defendant, and certain of its current and former directors, alleging state law claims and seeking unspecified damages arising out of the same events at issue in the putative class action lawsuits.  Neither the putative class action lawsuits nor the shareholders’ derivative lawsuits have yet advanced beyond the preliminary procedural stages.  (See “Item 3. Legal Proceedings” for additional details on these cases and related matters.)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES.

    Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, located within the industrial complex. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty-year lease expiring on December 31, 2016.  We occupy another 25,000 square feet of office space in a nearby building under a two-year lease expiring on October 31, 2012.

    We also lease approximately 41,400 square feet in aggregate of office space in the following locations: Atlanta, Georgia; Tyngsboro, Massachusetts; Richardson, Texas; Taipei, Taiwan; Aalborg, Denmark; China; South Korea; and Japan under lease agreements with remaining terms ranging from one to thirty months that can be extended, at our option.

ITEM 3. LEGAL PROCEEDINGS.

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants' motion to dismiss the Second Amended Complaint was filed on December 3, 2010.  The briefing in connection with defendants' motion is expected to be completed by the end of March 2011.

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

ITEM 4. REMOVED AND RESERVED.

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

	High	Low
Calendar 2010
Fourth Quarter	$7.90	$5.20
Third Quarter	6.25	3.55
Second Quarter	5.44	3.40
First Quarter	5.02	3.41

Calendar 2009
Fourth Quarter	$4.93	$2.86
Third Quarter	5.21	3.38
Second Quarter	4.59	1.98
First Quarter	2.51	1.43

    As of December 31, 2010, there were 66,801,269 shares of Common Stock outstanding (excluding shares held in Treasury) and 646 holders of record of the Common Stock.

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

    See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from our audited financial statements, as adjusted for discontinued operations, that are not included herein or incorporated by reference herein. The Company sold the majority of the operating assets of Telcom Devices Inc, (Telcom, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results and position of Telcom have been classified as discontinued operations in the financial statements for the applicable periods. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2010	2009	2008	2007	2006
RESULTS OF OPERATIONS
Net sales	$216,714	$140,484	$258,170	$230,556	$166,442
Gross profit	75,845	20,158	78,587	78,788	50,231
Operating (loss) income from continuing operations	(535)	(55,323)	(38,267)	2,078	(8,483)
Income (loss) before income taxes	963	(57,404)	(41,872)	6,916	(7,870)
Benefit from income taxes	(297)	(321)	-	-	-
Net income (loss) from continuing operations	1,260	(57,083)	(41,872)	6,916	(7,870)

Earnings (loss) per share from continuing operations:
Basic	$0.02	$(0.92)	$(0.70)	$0.13	$(0.18)
Diluted	$0.02	$(0.92)	$(0.70)	$0.12	$(0.18)

BALANCE SHEET DATA:
Total cash and marketable securities	$106,093	$92,526	$145,724	$176,812	$83,482
Total assets	233,812	214,452	303,777	333,461	182,602
Total capital lease obligations	-	-	-	-	1,775
Current portion of long-term debt	-	-	38,000	-	-
Long-term debt	-	-	-	38,000	38,000
Total stockholders’ equity	202,964	189,058	230,008	250,106	115,760

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include RF power amplifiers, tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as FEM’s.  We believe that we are well-positioned to capitalize on the accelerating high growth and convergence occurring in the voice, data and video segments of the broadband wireless and wireline communications markets. Our RF power amplifier products enable mobile handsets, datacards and other devices to access 3G wireless networks utilizing international standards including WCDMA, HSPA, CDMA and EVDO.  Further, we provide RF power amplifiers for the advanced 4G wireless services including LTE and WiMAX.   Our WiFi products enable connectivity for wireless mobile devices and other computing devices and our CATV products enable fixed-point, wireline broadband communications over cable modem and set-top box products, CATV infrastructure and FTTP.

    Our business strategy focuses on enabling anytime, anywhere connectivity which enhances the consumer’s broadband and wireless experience. We develop RF front end solutions for communications equipment manufacturers and we partner with industry-leading wireless and wireline chipset providers who incorporate our solutions into their reference designs.  Our solutions cost-effectively enhance communications devices by improving RF performance, efficiency, reliability, time-to-market and integration while reducing the size, weight and cost of these products.

    We focus on leveraging our technological advantages to be a technology-enabler via innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines bipolar amplifying structures pHEMT RF switches on the same die, provides us with a competitive advantage in the marketplace.  Additionally, we believe proprietary designs of our HELP™ power amplifiers provide our customers a competitive advantage by delivering performance required for 3G and 4G devices with lower battery consumption and longer use time than comparable products in these markets.

    Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  Following the 2009 announcement of our hybrid manufacturing strategy and foundry agreement with WIN Semiconductors of Taiwan, we qualified them as a vendor and began product development and are poised to utilize this resource in 2011.

    Our annual revenues increased in 2010 after declining in 2009 from 2008, as the Company grew with the Wireless market and regained customer confidence. The 2009 decline was a result of a combination of a reduction in market share with certain customers and an industry slowdown due to the unfavorable macroeconomic environment. We experienced sequential growth in quarterly revenue in the period from the second quarter of 2009 through the third quarter of 2010. Due to softness in China and through our distribution channels relating to excess inventories, coupled with a continued market correction expected to further impact certain of our Broadband market revenue, we anticipate a decline in total revenues in the first quarter of 2011.

    We believe our markets are, and will continue to remain, competitive which could result in continued quarterly volatility in our net sales. This competition has resulted in, and is expected over the long-term to continue to result in competitive or declining average selling prices for our products and increased challenges in maintaining or increasing market share.

    We have only one reportable segment. For financial information related to such segment and certain geographic areas, see Note 3 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES & SIGNIFICANT ESTIMATES

    We believe the following accounting policies are critical to our business operations and the understanding of our results of operations. Such accounting policies may require management to exercise a higher degree of judgment and make estimates used in the preparation of our consolidated financial statements.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Revenue Recognition

Revenue from product sales is recognized when title to the products is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the sales order.  We maintain revenue allowances for price protection and stock rotation for certain distributor sales. These allowances are recorded upon shipment and calculated based on distributors’ indicated intent, historical data, current economic conditions and contractual terms.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the value of future credits to customers for price protection and stock rotation. Our estimates of the amount and timing of the reserves is based primarily on distributors’ indicated intent, historical data, current economic conditions and contractual terms.

We have not made any material changes in our accounting methodology used to record revenue allowances for the years ended December 31, 2010, 2009 and 2008. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make payments. The reserve is based on historical experience and an analysis of credit risk.

Our allowance for doubtful accounts methodology contains uncertainties because it requires management to apply judgment to evaluate credit risk and collectability of aged accounts receivables based on historical experience and forward looking assumptions.

We have not made any material changes in our accounting methodology used to create and maintain the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Inventory Valuation

We value our inventory at lower of cost or market (LCM), using the first-in, first-out method. We establish reserves for excess and obsolete inventory based upon a review of forecasted short-term demand in relation to on-hand inventory, salability, general market conditions, and product life cycles.

Our inventory reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, forecasted demand and technological obsolescence.

We have not made any material changes to our inventory reserve methodology for the years ended December 31, 2010, 2009 and 2008.  We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or technological changes affect consumer demand we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves at December 31, 2010 would affect our consolidated financial statements for year then ended by approximately $0.9 million.

Warranty Costs

We provide for potential warranty claims by recording a current charge to income. We estimate potential claims by examining current and historical returns, current economic conditions and contractual terms to provide for an amount which we believe will cover future warranty obligations for products sold.

Our warranty reserve methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the value of future product returns by customers. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements.

We have not made any material changes to our warranty reserve methodology for the years ended December 31, 2010, 2009 and 2008. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Marketable Securities

Available-for-sale securities are stated at fair value, as determined by quoted market prices or independent valuation models, which uses a combination of two calculations: (1) a discounted cash flow model and (2) a market comparables method. We review our investments on an ongoing basis for indications of possible impairment, and if an impairment is identified and considered other-than-temporary, it is recorded as a charge to income. The primary factors we consider in classifying the timing of an impairment are the extent to which and period of time that the fair value of each investment has declined below its cost basis. Unrealized improvement gains in value subsequent to recording an impairment charge to income are reflected in other comprehensive income, whereas realized gains and losses are recorded through Other income (expense). The amortized cost of debt securities is adjusted for accretion of market discounts over the effective life of the debt securities and recorded through interest income.

The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods and overall capital market liquidity. Further, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment regarding the extent and timing of declines in value versus its cost basis.

While we have not made any material changes to our valuation methodology for the years ended December 31, 2010, 2009 and 2008, capital market expectations, liquidity and rates have fluctuated in the periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Stock-Based Compensation

We have a stock-based compensation plan which includes non-qualified stock options, share awards, and an employee stock purchase plan. See Note 11 of Item 8 for a discussion of our stock-based compensation programs. We determine the fair value of stock-based compensation for our non-qualified stock options and employee stock purchase plans at the date of grant using the Black Scholes options-pricing model. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the award, risk-free rate, the expected life and potential forfeitures of awards. Management periodically evaluates these assumptions and updates stock-based compensation expense accordingly.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future rates of volatility of our stock price, employee turnover and employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate and stock based compensation recognized by the Company.

We have not made any material changes in the accounting methodology we used to calculate stock-based compensation for the years ended December 31, 2010, 2009 and 2008.  We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine stock-based compensation expense.

Valuation of Long-Lived Assets

Long-lived assets is primarily comprised of fixed assets. We regularly review these assets for indicators of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate asset fair values, including estimating future cash flows, useful lives and selecting an appropriate discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the accounting methodology we use to assess impairment loss for the years ended December 31, 2010, 2009 and 2008. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may record material losses.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We maintain a full valuation allowance on our deferred tax assets. Accordingly, we have not recorded a benefit or provision for income taxes other than for the refund of certain research and experimental tax credits during 2010 and 2009.

We have not made any material changes in the accounting methodology we used to measure our deferred tax asset valuation allowance for the years ended December 31, 2010, 2009 and 2008. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to record our valuation allowances for deferred tax assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future taxable income, we may record material income tax benefits.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0	85.7	69.6

Gross profit	35.0	14.3	30.4
Research and development expense	23.1	32.7	21.1
Selling and administrative expenses	12.9	19.2	15.9
Restructuring and impairment (recovery) charges	(0.8)	1.8	8.2

Operating loss	(0.2%)	(39.4%)	(14.8%)
Interest income	0.4	0.8	2.0
Interest expense	(0.1)	(1.3)	(0.9)
Other income (expense), net	0.4	(0.9)	(2.5)

Income (loss) before income taxes	0.5%	(40.8%)	(16.2%)
Benefit from income taxes	(0.1)	(0.2)	-

Net income (loss)	0.6%	(40.6%)	(16.2%)

GENERAL

    The improvement in our revenues and operations during 2010 were driven by the continued growth in sales of mobile phones and internet devices, particularly for 3G and 4G applications which contributed the majority of our overall 54.3% increase in revenues.  Gross profit increased primarily due to increased sales and production volume, allowing fixed costs to be spread across increased revenues, further supplemented by operational improvements in variable product costs.

    Operating results, while still an annual loss, improved each quarter as expenses better aligned with their related sales level.  Cash from operations provided $13.0 million and was calculated after funding $14.1 million in increased working capital which was used to support the growth in our revenue and business. For the year, cash and equivalents increased by $13.6 million.

2010 COMPARED TO 2009

    NET SALES. Net sales for the year ended December 31, 2010 increased 54.3% to $216.7 million, compared to net sales for the year ended December 31, 2009 of $140.5 million. The net sales increase resulted from an increase in market demand and the continued execution of our business initiatives highlighting increasing revenue, operational excellence and expanded market share.

    Net sales for the year ended December 31, 2010 of the Company’s wireless products increased 71.7% to $159.9 million compared to net sales for the year ended December 31, 2009 of $93.2 million.  The increase in sales was primarily due to increased demand in WCDMA and to a lesser degree CDMA cellular device markets.

    Net sales for the year ended December 31, 2010 of the Company’s broadband products increased 19.9% to $56.8 million compared to net sales for the year ended December 31, 2009 of $47.3 million. The increase in sales was primarily due to increased demand for WiMax and CATV subscriber and infrastructure products, partly offset by declines in WiFi PAs shipped into the PC Notebook market.

    GROSS MARGIN. Gross margin for 2010 increased to 35.0% of net sales, compared with 14.3% of net sales in the prior year. Gross margin for 2009 included charges of $5.3 million, representing 3.8% of revenue, arising from a settlement of a commercial dispute with a customer and certain inventory reserve charges.  After considering the charge outlined above, the remaining increase in gross margin was primarily due to increased product shipments and wafer production, and fixed production costs decreasing as a percent of higher revenues and was further supported by variable cost improvements gained over the prior year.  Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH & DEVELOPMENT. Company-sponsored research and development (R&D) expenses increased 9.0% during 2010 to $50.1 million from $46.0 million during 2009. The increase was primarily due to greater material spending, personnel and support costs for our accelerated R&D product and process development efforts.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 3.9% during 2010 to $28.0 million from $26.9 million in 2009.  The increase was driven by increased investment in our sales effort, which was partly offset by reductions in general and administrative costs.

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

    INTEREST INCOME. Interest income decreased 30.9% to $0.8 million during 2010 from $1.1 million in 2009. The decrease was primarily due to lower average funds invested.

    INTEREST EXPENSE. Interest expense decreased 91.9% to $0.2 million in 2010 compared to $1.9 million in 2009. The decrease principally related to the repayment of our 5% Convertible Senior Notes due in October 2009.

    OTHER INCOME (EXPENSE), NET.  Other income (expense) primarily results from valuation activity in marketable securities we hold.  Other income of $0.9 million in 2010 compares to $1.3 million of other expense in 2009.  In 2010, other income principally relates to recoveries on redemptions of certain action rate securities.  In 2009, other expense was comprised of a $1.5 million other-than-temporary decline in value on certain auction rate securities and a corporate debt security held by the Company, offset by $0.2 million of income recorded on par value redemption recoveries.

    BENEFIT FROM INCOME TAXES.   The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the third quarter of 2010 and 2009, the Company finalized and filed its R&E claim as part of its 2009 and 2008 Federal tax return and subsequently received cash of $0.3 million in each of these periods.  Such refund was recorded as a benefit from income taxes.

2009 COMPARED TO 2008

    NET SALES. Net sales for the year ended December 31, 2009 decreased 45.6% to $140.5 million, compared to net sales for the year ended December 31, 2008 of $258.2 million. The net sales decline resulted from a combination of a reduction in market share with certain customers and an industry slowdown due to the unfavorable macroeconomic environment.

    Net sales for the year ended December 31, 2009 of the Company’s wireless products decreased 39.5% to $93.2 million compared to net sales for the year ended December 31, 2008 of $154.0 million.  The decrease in sales was primarily due to decreased demand in both the CDMA and EDGE cellular device markets resulting from a reduction in market share with certain customers and an industry slowdown due to the unfavorable macroeconomic environment.

    Net sales for the year ended December 31, 2009 of the Company’s broadband products decreased 54.5% to $47.3 million compared to net sales for the year ended December 31, 2008 of $104.2 million. The decrease in sales was primarily due to decreased demand for WiFi PAs shipped into the PC Notebook market resulting from the combination of a reduction in market share with one of our key customers and general softness in demand for WiFi PAs that had occurred due to the unfavorable macroeconomic environment. To a lesser degree, decreased demand in the set top box and cable infrastructure markets contributed to the lower sales for the year ended December 31, 2009.

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

    OTHER INCOME (EXPENSE), NET.  Other income (expense) primarily results from valuation activity in marketable securities we hold. Other expense is primarily comprised of other-than-temporary declines in value on certain auction rate securities and a corporate debt security held by the Company of $1.5 million and $6.8 million in 2009 and 2008, respectively. The aforementioned other-than-temporary declines were net of $0.2 million and $0.4 million of income recorded on par value redemption recoveries in 2009 and 2008, respectively.

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

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2010 we had $97.1 million of cash and cash equivalents and $9.0 million in marketable securities.

    Operations provided $13.0 million in cash during 2010, primarily as a result of our operating results adjusted for non-cash expenses offset by $14.0 million of cash used to fund working capital.  Investing activities used $2.4 million of cash during 2010, consisting of net proceeds received from the sale of a wafer fabrication building in Kunshan, China and certain other equipment totaling $1.9 million, proceeds received on the par value redemptions on auction rate securities of $1.3 million, and cash paid for fixed assets of $5.6 million.  Financing activities provided $3.4 million of cash during 2010, consisting of proceeds received from the employee stock purchase plan and stock option exercises.

    At December 31, 2010, the Company had unconditional purchase obligations of approximately $3.0 million.

    We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. Our anticipated capital needs may include acquisitions of complementary businesses or technologies, investments in other companies or repurchases of our equity. Subject to liquidity considerations of our auction rate securities as discussed more fully in Item 7A, we may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

    The table below summarizes required cash payments as of December 31, 2010:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 - 5 years	After 5 years
Operating leases	14,199	2,832	4,746	4,347	2,274
Unconditional purchase obligations	3,025	3,025	-	-	-
Total contractual cash obligations	$17,224	$5,857	$4,746	$4,347	$2,274

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification (ASC).

    In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (ASC 820).  This standard requires disclosure of the transfers in and out of Level 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs.  The adoption of this standard effective January 1, 2010 did not have a material impact on our consolidated financial statements.

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

    At December 31, 2010, we held marketable securities with an estimated fair value of $9.0 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2010:

Estimated Principal Amount and Weighted Average Stated Interest Rate by Expected Maturity Value				Fair Value
($’s 000)	2011	> 10 years	Total	($’s 000)

Principal	$0	$14,625	$14,625	$8,964

Weighted Average Stated Interest Rates	0%	1.53%	1.53%	-

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

    We invest the majority of our cash in money market funds in order to protect principal, maintain liquidity as well as fund operations and hold cash pending investments in marketable securities. Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

    All of our marketable securities are classified as available-for-sale and therefore reported on our balance sheet at market value. Within our $9.0 million in marketable securities at December 31, 2010, we held a total of $6.0 million of auction rate securities (ARS) and $3.0 million as a corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers have redeemed certain of their ARS since 2008, the market remains constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $8.5 million. The fair market values of certain of our ARS, when combined with the fair market values of our corporate debt security have subsequently increased by $2.8 million which was recorded to other comprehensive income. During 2010, 2009 and 2008, issuers of certain of our ARS redeemed such securities at their par value which resulted in gains recorded in Other income (expense) of $0.4 million, $0.2 million and $0.4 million, respectively.  Interest income of $0.4 million related to the accretion of our corporate debt security and our ARS debt securities has been recorded through December 31, 2010 in order to accrete such securities to the cash we expect to receive for such securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 9, 2011

 ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008

Net sales	$216,714	$140,484	$258,170
Cost of sales	140,869	120,326	179,583

Gross profit	75,845	20,158	78,587
Research and development expenses	50,120	45,969	54,452
Selling and administrative expenses	27,977	26,914	41,098
Restructuring and impairment (recovery) charges	(1,717)	2,598	21,304
	76,380	75,481	116,854

Operating loss	(535)	(55,323)	(38,267)

Interest income	784	1,134	5,254
Interest expense	(154)	(1,897)	(2,365)
Other income (expense), net	868	(1,318)	(6,494)

Income (loss) before income taxes	$963	$(57,404)	$(41,872)
Benefit from income taxes	(297)	(321)	-

Net income (loss)	$1,260	$(57,083)	$(41,872)

Earnings (loss) per share:
Basic	$0.02	$(0.92)	$(0.70)
Diluted	$0.02	$(0.92)	$(0.70)

Weighted average common shares outstanding used in computing earnings (loss) per share:
Basic	65,084	62,372	60,183
Diluted	67,554	62,372	60,183

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$1,260	$(57,083)	$(41,872)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	665	2,701	(1,373)
Foreign currency translation adjustment	(42)	(85)	164

Reclassification adjustment:
Net recognized (gain) loss on marketable securities previously included in other comprehensive income (loss)	(588)	-	1,434
Comprehensive income (loss)	$1,295	$(54,467)	$(41,647)

See accompanying notes.

ANADIGICS, INC. ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$97,129	$83,172
Accounts receivable, net of allowance for doubtful accounts of $739 at December 31, 2010 and 2009	35,299	20,013
Inventories	20,734	18,250
Prepaid expenses and other current assets	3,319	2,503

Total current assets	156,481	123,938

Marketable securities	8,964	9,354
Plant and equipment
Equipment and furniture	205,493	208,735
Leasehold improvements	46,482	44,705
Projects in process	3,693	5,978
	255,668	259,418
Less accumulated depreciation and amortization	187,549	178,534
	68,119	80,884
Other assets	248	276
	$233,812	$214,452
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$17,968	$11,287
Accrued liabilities	10,191	10,208
Accrued restructuring costs	-	55
Total current liabilities	28,159	21,550

Other long-term liabilities	2,689	3,844

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2010 and 2009, and 66,916 and 64,517 issued at December 31, 2010 and 2009, respectively	669	645
Additional paid-in capital	589,562	576,975
Accumulated deficit	(389,790)	(391,050)
Accumulated other comprehensive income	2,782	2,747
Treasury stock at cost: 115 shares at December 31, 2010 and 2009	(259)	(259)
Total stockholders’ equity	202,964	189,058
	$233,812	$214,452

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2007	61,292	$613	(114)	$(258)	$541,940	$(292,095)	$(94)	$250,106

Stock options exercised	384	4			2,596			2,600
Shares issued under employee stock purchase plan	183	2			234			236
Restricted stock grant, net of forfeitures	1,565	15			(15)			-
Amortization of stock-based compensation					18,713			18,713
Other comprehensive income							225	225
Net loss						(41,872)		(41,872)

Balance, December 31, 2008	63,424	$634	(114)	$(258)	$563,468	$(333,967)	$131	$230,008

Stock options exercised	49	1			101			102
Shares issued under employee stock purchase plan	729	7			1,006			1,013
Treasury share purchase			(1)	(1)				(1)
Restricted stock activity, net of forfeitures	315	3			(3)			-
Amortization of stock-based compensation					12,403			12,403
Other comprehensive income							2,616	2,616
Net loss						(57,083)		(57,083)

Balance, December 31, 2009	64,517	$645	(115)	$(259)	$576,975	$(391,050)	$2,747	$189,058

Stock options exercised	758	7			1,504			1,511
Shares issued under employee stock purchase plan	488	5			1,860			1,865
Restricted stock activity, net of forfeitures	1,153	12			(12)			-
Amortization of stock-based compensation					9,235			9,235
Other comprehensive income							35	35
Net income						1,260		1,260

Balance, December 31, 2010	66,916	$669	(115)	$(259)	$589,562	$(389,790)	$2,782	$202,964

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,260	$(57,083)	$(41,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	19,115	18,463	15,984
Amortization	-	341	718
Stock based compensation	9,235	12,403	18,713
Recognized marketable securities (gain) impairment, net and other	(808)	1,504	6,717
Recovery on sale of China building	(1,717)	-	-
Gain on disposal of equipment	(116)	(167)	(295)
Asset impairment charges	-	-	20,634
Changes in operating assets and liabilities:
Accounts receivable	(15,286)	5,371	20,280
Inventories	(2,484)	15,328	(9,589)
Prepaid expenses and other assets	(784)	300	523
Accounts payable	5,790	(1,489)	(11,187)
Accrued and other liabilities	(1,251)	(3,480)	6,438
Net cash provided by (used in) operating activities	12,954	(8,509)	27,064

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(5,566)	(10,346)	(54,541)
Proceeds from sale of building and equipment	1,918	1,346	209
Purchases of marketable securities	-	(15,201)	(20,410)
Proceeds from sales and redemptions of marketable securities	1,275	29,216	110,608
Net cash (used in) provided by investing activities	(2,373)	5,015	35,866

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Convertible notes	-	(38,000)	-
Issuances of common stock, net of related costs	3,376	1,115	2,836
Repurchase of common stock into treasury	-	(1)	-
Net cash provided by (used in) financing activities	3,376	(36,886)	2,836

Net increase (decrease) in cash and cash equivalents	13,957	(40,380)	65,766
Cash and cash equivalents at beginning of period	83,172	123,552	57,786

Cash and cash equivalents at end of period	$97,129	$83,172	$123,552

Supplemental disclosures of cash flow information:
Interest paid	$-	$1,900	$1,900
Net taxes (refunded ) paid	(243)	(311)	52

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    ANADIGICS, Inc (the Company) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  The Company’s products include radio frequency (RF) power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated front end modules (FEMs).  The Company’s RF power amplifier products enable mobile handsets, datacards and other devices to access third generation (3G) wireless networks utilizing international standards including Wideband Code Division Multiple Access (WCDMA), High Speed Packet Access (HSPA), Code Division Multiple Access (CDMA) and Evolution Data Optimized (EVDO).  Further, the Company provides RF power amplifiers for the advanced fourth generation (4G) wireless services including Long Term Evolution (LTE) and Worldwide Interoperability for Microwave Access (WiMAX).   The Company’s WiFi products enable connectivity for wireless mobile devices and other computing devices and our Cable Television (CATV) products enable fixed-point, wireline broadband communications over cable modem and set-top box products, CATV infrastructure and Fiber-To-The-Premises (FTTP).

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

    Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2010		2009		2008
Customer (primary application)	$	%	$	%	$	%
Research In Motion Limited (Wireless)	56,284	26%	19,824	14%	<10%	<10%
Samsung Electronics (Wireless)	24,052	11%	<10%	<10%	41,486	16%
ZTE Corporation (Wireless)	21,772	10%	<10%	<10%	<10%	<10%
LG Electronics, Inc. (Wireless)	<10%	<10%	20,359	15%	<10%	<10%
Intel (Broadband)	<10%	<10%	<10%	<10%	45,273	18%

    Accounts receivable at December 31, 2010 and 2009 from the greater than 10% customers accounted for 54% and 34% of total accounts receivable, respectively.

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

GOODWILL AND OTHER INTANGIBLES

    Goodwill, intellectual property, customer list, covenant-not-to-compete and assembled workforce were recorded as part of the Company's acquisitions and asset purchases. Goodwill is not subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator using a two-step process. The first step of the two-step impairment test compares the carrying value of the reporting unit to its fair value calculated using the income approach based on the present value of estimated future cash flows. If the fair value of the unit is less than the carrying value of its net assets, the Company performs step two of the impairment test. In step two, the Company allocates the fair value of the reporting unit to its underlying assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the unit was the price paid to acquire the reporting unit. Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Intellectual property, customer list, covenant and the assembled workforce have been amortized using the straight-line method over two to four year lives. The carrying amount of the Company’s intangibles is reviewed on a regular basis for indicators of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For each of the reporting units, fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk. The Company’s goodwill and other intangibles were fully impaired during the year ended December 31, 2008. See Note 2 for further discussion.

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

INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes other than for the refund of certain research and experimental tax credits during 2010 and 2009. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2010 and 2009. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

RESEARCH AND DEVELOPMENT COSTS

    The Company charges all research and development costs associated with the development of new products to expense when incurred.

CASH EQUIVALENTS

    The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

    Available for sale securities are stated at fair value, as determined by quoted market prices or as needed, independent valuation models, with unrealized gains and losses reported in other accumulated comprehensive income or loss. Unrealized losses are reviewed and those considered other than temporary are recorded as a charge to other income (expense). Subsequent gains upon redemption or sale of these securities in excess of their adjusted cost basis are also recorded as other income (expense). The Company expects to hold these securities for longer than one year as of the balance sheet date and they are classified as non-current. The Company considers it more likely than not that it will sell these marketable securities prior to a full recovery in valuation. The cost of securities sold is based upon the specific identification method. The amortized cost of securities is adjusted for amortization of premium and accretion of market discounts over the securities’ effective life or maturity and recorded in interest income.  See Note 4 for a summary of marketable securities.

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

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income (loss) from continuing operations and net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. Any dilution arising from the Company's outstanding stock awards will not be included where their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. See Note 4 for additional fair value disclosures.

STOCK-BASED COMPENSATION

    The Company has various stock-based compensation plans for employees and directors, which are described more fully in Note 11.  The Company records stock compensation expense for all stock-based payment awards made to its employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification (ASC).

    In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (ASC 820). This standard requires disclosure of the transfers in and out of Level 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs.  The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

2. RESTRUCTURING, IMPAIRMENT (RECOVERY) AND OTHER CHARGES

RESTRUCTURING

    During the fourth quarter of 2008 and first quarter of 2009, the Company implemented certain workforce reduction programs, which eliminated approximately 210 positions throughout the Company, resulting in charges aggregating $4,738 for severance and related benefits.

Activity and liability balances related to the restructuring were as follows:

	Workforce-related	Other	Total
December 31, 2008 balance	$1,065	$100	$1,165
Restructuring expense	2,598	-	2,598
Payments	(3,608)	(100)	(3,708)
December 31, 2009 balance	$55	$-	$55
Payments	(55)	-	(55)
December 31, 2010 balance	$-	$-	$-

IMPAIRMENT (RECOVERY)
China wafer fabrication facility
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

Goodwill and other intangibles
    In 2008, the Company performed an evaluation and estimation of future cash flows associated with goodwill and intangible assets of its WiFi reporting unit. The impairment test assessed the fair value of the WiFi reporting unit using the income approach based on the present value of estimated future cash flows. The Company determined that the fair value of the WiFi reporting unit was less than the carrying value of the net assets of the reporting unit due to a loss in market share with a certain customer and the significant deterioration in the macroeconomic environment and thus performed step two of the impairment test. The Company allocated the fair value of the reporting unit to its underlying assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the WiFi reporting unit was the price paid to acquire the reporting unit. This step two analysis resulted in no implied fair value of goodwill and therefore, the Company recognized an impairment charge of $5,918 in the fourth quarter of 2008, representing a write off of the entire amount of its previously recorded goodwill. In connection with completing step two of its goodwill impairment analysis, the Company also assessed the fair values of the related intangible assets, which carried an unamortized carrying value of $289 consisting principally of assembled workforce related to the WiFi reporting unit noting that it was similarly impaired. These impairment charges were included in restructuring and impairment charges in the statement of operations. Annual amortization expense related to intangible assets of $253 was included within Research and development expense for year ended December 31, 2008, calculated over its estimated useful life of two to four years.

OTHER CHARGES
    In the third quarter of 2009, the Company recorded a charge within Cost of sales in the amount of $3,879 in settlement of a commercial dispute with a customer.  The settlement required an initial payment of $1,110 which was paid in the fourth quarter of 2009, and six quarterly payments of $500 which commenced in March 2010.

    In the fourth quarter of 2009, the Company recorded management separation charges of $2,125.  Of this amount, $1,755 was included in Research and development and $370 was included in Selling and administrative expenses.

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

3. SEGMENTS

    The Company has one segment. Its integrated circuits are primarily manufactured using common manufacturing facilities located in the same domestic geographic area. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions.  All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.  The Company’s business units share similar economic characteristics, long term business models, research and development expenses and selling and administrative expenses.  The Company has concluded at December 31, 2010 that it has only one reportable operating segment.  The Company will re-assess its conclusions at least annually.

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2010	2009	2008
Wireless	$159,937	$93,147	$154,034
Broadband	56,777	47,337	104,136
Total	$216,714	$140,484	$258,170

    The Company sells to five geographic regions: Asia, Europe, Latin America, USA and Other. The geographic region is determined by the destination of the shipped product.  During 2009, the Company identified certain prior period sales that were classified by invoicing location rather than the destination of the shipped product.  The information presented below for 2008 was recast to properly classify these sales based on their shipped product destination.

	Year Ended December 31,
	2010	2009	2008
Asia	$131,298	$101,064	$213,128
Europe	24,941	9,518	10,694
Latin America	46,007	20,647	19,143
USA	11,341	7,498	11,297
Other	3,127	1,757	3,908
Total	$216,714	$140,484	$258,170

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt security (2)	$1,530	$2,740	$2,740	$-	$-
Auction Rate Securities
Corporate Debt (2)	600	1,106	-	-	1,106
Preferred Equity	3,013	3,703	-	-	3,703
State and Municipal Debt (2)	1,497	1,805	-	-	1,805
Total at December 31, 2009	$6,640	$9,354	$2,740	$-	$6,614

Non-auction Corporate Debt security (2)	$1,624	$2,960	$2,960	$-	$-
Auction Rate Securities
Corporate Debt (2)	726	1,199	-	-	1,199
Preferred Equity	2,404	3,110	-	-	3,110
State and Municipal Debt (2)	1,419	1,695	-	-	1,695
Total at December 31, 2010	$6,173	$8,964	$2,960	$-	$6,004
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

    During the years ended December 31, 2010, 2009 and 2008, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. Due to the severity of the decline in fair value and the duration of time for which these ARS have been in a loss position, the Company concluded that its ARS experienced an other-than-temporary decline in fair value and in total recorded gross impairment charges of $1,377 and $5,119 for the years ended December 31, 2009 and 2008, respectively and was reported in Other income (expense), net. These other-than-temporary charges were subsequently partly offset by recoveries upon par value redemptions of $416, $238 and $425 in the years ended December 31, 2010, 2009 and 2008, respectively.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037. Due to the severity and duration of the decline, the Company recorded an impairment of $354 and $2,117 related to this security during the years ended December 31, 2009 and 2008, respectively, which in combination with the ARS impairment discussed above, was reported in Other income (expense), net. Interest income of $392 was recognized to accrete the amortized cost basis of the Company’s corporate debt security and its auction rate debt securities during the year ended December 31, 2010.

    The table below provides a summary of securities valued using Level 3 including a reconciliation of the beginning and ending balances by security type.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Years ended December 31, 2009 and 2010
	State & Municipal Debt Security (a)	Corporate Debt Security (b)	Preferred Equity Securities		Total
			Closed-end Funds (c )	Monoline insurers (d)
Beginning balance December 31, 2008	$1,947	$662	$3,731	$609	$6,949
Transfers into Level 3	-	-	-	-	-
Total gains or losses realized/unrealized
Included in net loss	(250)	(62)	(596)	(231)	(1,139)
Included in other comprehensive loss	308	506	546	144	1,504
Redemptions	(200)	-	(500)	-	(700)
Balance at December 31, 2009	$1,805	$1,106	$3,181	$522	$6,614
Transfers into Level 3	-	-	-	-	-
Total gains or losses realized/unrealized
Included in net income	322	125	266	-	713
Included in other comprehensive income	(32)	(32)	(249)	265	(48)
Redemptions	(400)	-	(875)	-	(1,275)
Ending Balance December 31, 2010	1,695	1,199	2,323	787	6,004
The amount of total gains or losses for the period included in earnings (loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	172	125	-	-	297
Securities held at December 31,2010
Face value	$2,000	$2,500	$3,000	$3,125	$10,625
Financial rating of the issues	A3	A	AAA	NR / A2
Weighted average interest rates *	0.79%	2.10%	1.51%	1.94%	1.64%
Maturity date	2045	2036	N/A	N/A
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
(c) Preferred securities issued by diversified closed-end management investment companies, which are governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued.  Initially there were three separate issuers of these securities, however two issuers redeemed their securities in 2010.
(d) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. One of the debt default insurers no longer pays interest and the security has been written to zero.

5. INVENTORIES

    Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$3,615	$3,284
Work in progress	10,792	7,088
Finished goods	6,327	7,878
Total	$20,734	$18,250

6. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	December 31,
	2010	2009
Accrued compensation	$3,933	$2,066
Warranty reserve	571	994
Unpaid management separation charges	-	1,720
Liability for customer dispute	1,475	1,929
Other	4,212	3,499
	$10,191	$10,208

    Changes in the Company’s product warranty reserve are as follows:

	Year ended December 31
	2010	2009	2008
Beginning balance	$994	$645	$327
Additions charged to costs and expenses	540	2,077	1,149
Claims processed	(963)	(1,728)	(831)
Ending balance	$571	$994	$645

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

8. COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. Rent expense was $2,887, $2,742 and $2,717, in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, there were no capital lease obligations outstanding.  The future minimum lease payments under the noncancelable operating leases are as follows:

YEAR	Operating Leases
2011	$2,832
2012	2,648
2013	2,098
2014	2,134
2015	2,213
Thereafter	2,274

Total minimum lease payments	$14,199

    In addition to the above, at December 31, 2010, the Company had unconditional purchase obligations of approximately $3,025.

9. INCOME TAXES

    For the years ended December 31, 2010 and 2009, the current Federal component of income taxes were  $297 and $321 benefit, respectively, resulting from a refund of research and experimental credits received under the Housing and Economic Recovery Act of 2008.  The current and deferred components of income taxes for the year ended December 31, 2008 were zero.

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

    Significant components of the Company’s net deferred taxes as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax balances
Accruals/reserves	$15,070	$16,149
Net operating loss carryforwards	135,758	134,930
Research and experimentation credits	13,985	14,129
Deferred rent expense	1,029	1,130
Difference in basis of plant and equipment	9,422	7,778
Valuation allowance	(175,264)	(174,115)
Net deferred tax assets	-	-

    As of December 31, 2010, the Company had net operating loss carryforwards of approximately $395,899 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

    At December 31, 2010, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2010, the Company has excess tax benefits, related to stock-based compensation of $26,819 which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

    The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2010		2009		2008
Tax at US statutory rate	$337	35.0%	$(20,091)	(35.0)%	$(14,655)	(35.0)%
Effect of permanent items	(604)	(62.7)	(1,636)	(2.8)	(4,141)	(9.9)
State and foreign tax (benefit), net of federal tax effect	(25)	(2.6)	(2,018)	(3.5)	(1,745)	(4.2)
Research and experimentation tax credits, net	(153)	(15.9)	113	0.2	(1,043)	(2.5)
Valuation allowance, net	123	12.8	23,573	41.1	22,235	53.1
Other	25	2.5	(262)	(0.5)	(651)	(1.5)
(Benefit from) provision for income taxes	$(297)	(30.9)%	$(321)	(0.5)%	$-	0.0%

10. STOCKHOLDERS' EQUITY

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

11. EMPLOYEE BENEFIT PLANS

    The Company records stock-based compensation expense for all stock-based payment awards made to our employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period.

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 488 ($3.83), 729 ($1.39) and 183 ($1.28) for the years ended December 31, 2010, 2009 and 2008, respectively.

    Stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan. The Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2010	2009	2008
Amortization of restricted stock awards	$7,188	$8,242	$16,613
Amortization of ESP Plan	699	461	136
Amortization of stock option awards	1,348	3,700	1,964
Total stock-based compensation	$9,235	$12,403	$18,713

By Financial Statement line item
Cost of sales	$2,173	$2,441	$3,074
Research and development expenses	3,228	5,088	6,665
Selling and administrative expenses	3,834	5,065	9,005
Restructuring and impairment charges	-	(191)	(31)

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

    Commencing in August 2004, the Company began granting restricted stock shares under the Plans and in July 2008 began granting restricted stock units. The value of the restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of six months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock and option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not.  Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2008 to December 31, 2010 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price per share	Units	WA price per unit	Issuable upon exercise	WA exercise price

Shares outstanding at December 31, 2007	2,212	$9.61	-	-	3,491	$9.68
Granted	1,802	9.26	678	$5.04	-	-
Shares vested/options exercised	(1,722)	9.16	(31)	5.88	(384)	6.78
Forfeited/expired	(318)	12.17	(36)	5.89	(288)	10.36
Balance at December 31, 2008	1,974	$9.27	611	$4.94	2,819	$10.00
Granted	-	-	873	3.22	3,245	2.04
Shares vested/options exercised	(1,195)	8.66	(587)	4.71	(49)	2.06
Forfeited/expired	(141)	11.52	(69)	4.01	(708)	9.18
Balance at December 31, 2009	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	2,009	4.33	121	5.08
Shares vested/options exercised	(279)	9.74	(1,338)	3.56	(758)	1.99
Forfeited/expired	(179)	11.66	(39)	4.16	(527)	12.90
Balance at December 31, 2010	180	$8.39	1,460	$4.49	4,143	$4.96

    Exercisable options and their related average exercise prices were 2,929 ($6.03), 2,389 ($9.21) and 2,514 ($10.05) as of December 31, 2010, 2009 and 2008, respectively.

    Included within the restricted stock shares granted during year ended December 31, 2008 were 357 shares granted pursuant to long-term incentive awards (LTI) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  The number of shares issuable pursuant to the LTI award varied upon actual performance to such targets and ranged from 50% to 150% of the base share award.  In August 2008, 27 shares of the 357 LTI shares were released upon the separation of our former chief executive officer. Based on the performance of the Company over the LTI term, no further stock-based compensation for LTI was expensed and the balance of unvested LTI shares forfeited as of December 31, 2010.

    The total fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 were $6,827, $4,964 and $11,457, respectively. The intrinsic value of exercised options during the years ended December 31, 2010, 2009 and 2008 were $3,075, $130 and $1,775, respectively.

Weighted average information as of December 31, 2010

Options currently exercisable
Shares issuable upon exercise	2,929
Weighted average exercise price	$6.03
Weighted average remaining contractual term	5.4 years
Weighted average remaining contractual term for outstanding options	6.2 years

Intrinsic value of exercisable options	$6,903
Intrinsic value of outstanding options	$12,434
Unrecognized stock-based compensation cost
Option plans	$1,415
Restricted stock	$3,900
Weighted average remaining vest period for option plans	1.2 years
Weighted average remaining vest period for restricted stock	1.4 years

Stock options outstanding at December 31, 2010 are summarized as follows:

Range of exercise prices	Outstanding Options at December 31, 2010	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2010	Weighted average exercise price

$1.39 - $1.93	966	8.0	$1.93	504	$1.93
$2.03 - $4.26	1,614	7.2	$2.34	945	$2.36
$4.27 - $8.84	1,155	4.9	$7.89	1,073	$8.08
$9.00 - $18.98	408	1.8	$14.18	407	$14.18

Valuation for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	Year ended December 31,
	2010	2009	2008
Stock option awards:
Risk-free interest rate	2.6%	1.6%	N/A
Expected volatility	85%	99%	N/A
Average expected term (in years)	5	5	N/A
Expected dividend yield	0%	0%	N/A
Weighted average fair value of options granted	$3.42	$1.52	N/A

ESP Plan:
Risk-free interest rate	0.3%	0.5%	0.4%
Expected volatility	60%	80%	112%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$1.43	$0.63	$0.75

    The Company regularly assesses the assumptions used in its option valuation.  For equity awards with expected terms of less than one year, the assumption for expected volatility is based on the Company’s historical volatility. For equity awards with expected terms of greater than one year, the Company used a combination of historical and implied volatility for options granted in the years ended December 31, 2010 and 2009. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

    The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Company previously matched 50% of employee contributions up to 6% of their gross pay; however as a cost reduction during the first quarter of 2009, the Company discontinued matching 401(k) contributions. Effective January 1, 2011, the Company has commenced matching 30% of employee contributions up to 10% of their gross pay.  The Company recorded expense relating to plan contributions of $254 and $1,163 for the years ended December 31, 2009 and 2008, respectively.

12. EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following:

	Year ended December 31,
	2010	2009	2008
Weighted average common shares for basic earnings (loss) per share	65,084	62,372	60,183
Effect of dilutive securities:
Stock options (*)	1,819	-	-
Unvested restricted stock (*)	651	-	-
Adjusted weighted average shares for diluted earnings (loss) per share	67,554	62,372	60,183
*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

    Dilution arising from the Company's unvested restricted stock, outstanding stock options or shares potentially issuable upon conversion of the convertible notes was not included in the years ended December 31,  2009 and 2008 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options, unvested restricted shares or units, or shares potentially issuable upon conversion of the convertible notes are detailed below.  Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2010	2009	2008
Convertible notes	-	-	7,600
Stock options	1,539	5,307	2,819
Unvested restricted stock	6	1,466	2,585

13. OTHER ACCUMULATED COMPREHENSIVE INCOME

    The components of other accumulated comprehensive income are as follows:

	As of December 31,
	2010	2009
Unrealized income on marketable securities	$2,791	$2,714
Foreign currency translation adjustment	(9)	33
Total	$2,782	$2,747

14. LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants' motion to dismiss the Second Amended Complaint was filed on December 3, 2010.  The briefing in connection with defendants' motion is expected to be completed by the end of March 2011.

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

2010 and 2009 Quarterly Financial Data

    The following table sets forth certain unaudited results of operations for each quarter during 2010 and 2009. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted (loss) income per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly (loss) income per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2010				2009
	Dec. 31	Oct. 2	July 3	April 3	Dec. 31	Oct. 3	July 4	April 4
					( *)	( *)
Net sales	$60,229	$61,288	$51,666	$43,531	$41,810	$36,716	$31,463	$30,495
Cost of sales	37,920	39,049	33,853	30,047	30,132	32,246	28,703	29,245
Gross profit	22,309	22,239	17,813	13,484	11,678	4,470	2,760	1,250
Research and development expenses	12,799	13,326	12,214	11,781	12,943	11,025	10,376	11,625
Selling and administrative expense	6,992	7,101	6,892	6,992	6,829	6,315	6,338	7,432
Restructuring and impairment (recovery) charges	-	-	(1,717)	-	-	-	-	2,598
Operating income (loss)	2,518	1,812	424	(5,289)	(8,094)	(12,870)	(13,954)	(20,405)
Interest income (1)	492	106	93	93	104	184	287	559
Interest expense	(25)	(34)	(43)	(52)	(131)	(584)	(591)	(591)
Other income (expense), net	380	111	317	60	138	89	-	(1,545)
Benefit from income taxes	-	(297)	-	-	-	(321)	-	-
Net income (loss)	$3,365	$2,292	$791	$(5,188)	$(7,983)	$(12,860)	$(14,258)	$(21,982)

Net income (loss) per share:
Basic	$0.05	$0.04	$0.01	$(0.08)	$(0.13)	$(0.21)	$(0.23)	$(0.36)
Diluted	$0.05	$0.03	$0.01	$(0.08)	$(0.13)	$(0.21)	$(0.23)	$(0.36)
 (*)           See Note 2 for further discussion.
 (1)           Includes $392 recorded in the fourth quarter of 2010 representing accretion of market discount on long-term marketable debt securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2010, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

    The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of ANADIGICS Inc. and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 9, 2011

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

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2010 and 2009

-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2010, 2009 and 2008
-	Consolidated Statements of Cash Flows - Year ended December 31, 2010, 2009 and 2008

-	Notes to Consolidated Financial Statements

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
10.5
Amended and Restated Employee Stock Purchase Plan. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 16, 2008, and incorporated herein by reference; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2010; each as incorporated herein by reference.

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

10.9	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.
10.10
Amended and Restated 2005 Long Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s current report on Form 8-K filed on May 16, 2008; and incorporated herein by reference; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2010; each as incorporated herein by reference.

10.11	Employment Agreement between the Company and Ron Michels, dated as of January 27, 2009. Filed as an exhibit to the Company’s current report on Form 8-K filed on January 30, 2009.
10.12
Employment Agreement between the Company and Greg White, dated as of November 13, 2009.  Filed as an exhibit to the Company’s Annual Report on Form 10-K dated March 12, 2010; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated August 3, 2010; each as incorporated herein by reference.

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
* Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March, 2011.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Mario A. Rivas	President, Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2011
Mario A. Rivas

/s/ Thomas C. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	March 9, 2011
Thomas C. Shields

/s/ Lewis Solomon	Chairman of the Board of Directors	March 9, 2011
Lewis Solomon

/s/ Paul S. Bachow	Director	March 9, 2011
Paul S. Bachow

/s/ David Fellows	Director	March 9, 2011
David Fellows

/s/ Harry T. Rein	Director	March 9, 2011
Harry T. Rein

/s/ Ronald Rosenzweig	Director	March 9, 2011
Ronald Rosenzweig

/s/ Dennis Strigl	Director	March 9, 2011
Dennis Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2010:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	-	(1)	$739
Reserve for excess and obsolete inventory	9,879	1,496	(2,427	) (2)	8,948

Year ended December 31, 2009:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	-	(1)	$739
Reserve for excess and obsolete inventory	9,028	2,940	(2,089	) (2)	9,879

Year ended December 31, 2008:
Deducted from asset account:
Allowance for doubtful accounts	$924	$69	$(254	) (1)	$739
Reserve for excess and obsolete inventory	4,237	5,383	(592	) (2)	9,028

(1) Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.