Form 10-Q
period 2011-05-10
ANADIGICS INC
filed 2011-05-10
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011.

Or

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO_________.

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

The number of shares outstanding of the Registrant’s common stock as of April 2, 2011 was 67,433,075 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – April 2, 2011 and December 31, 2010

Condensed consolidated statements of operations and comprehensive loss – Three months ended April 2, 2011 and April 3, 2010

Condensed consolidated statements of cash flows – Three months ended April 2, 2011 and April 3, 2010

Notes to condensed consolidated financial statements – April 2, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	April 2, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$94,591	$97,129
Accounts receivable, net	26,207	35,299
Inventories	23,039	20,734
Prepaid expenses and other current assets	5,169	3,319
Total current assets	149,006	156,481

Marketable securities	9,434	8,964
Plant and equipment:
Equipment and furniture	207,022	205,493
Leasehold improvements	46,482	46,482
Projects in process	2,822	3,693
	256,326	255,668
Less accumulated depreciation and amortization	(192,139)	(187,549)
	64,187	68,119
Other assets	249	248

Total assets	$222,876	$233,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,143	$17,968
Accrued liabilities	10,576	10,191
Total current liabilities	23,719	28,159

Other long-term liabilities	2,623	2,689

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 67,548 issued at April 2, 2011 and 66,916 issued at December 31, 2010	675	669
Additional paid-in capital	593,291	589,562
Accumulated deficit	(400,464)	(389,790)
Accumulated other comprehensive income	3,291	2,782
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	196,534	202,964

Total liabilities and stockholders’ equity	$222,876	$233,812

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended
	April 2, 2011	April 3, 2010
	(unaudited)	(unaudited)

Net sales	$43,463	$43,531
Cost of sales	31,303	30,047
Gross profit	12,160	13,484
Research and development expenses	13,573	11,781
Selling and administrative expenses	9,436	6,992

Operating loss	(10,849)	(5,289)
Interest income	141	93
Interest expense	(17)	(52)
Other income, net	51	60

Net loss	$(10,674)	$(5,188)

Basic and diluted loss per share	$(0.16)	$(0.08)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	67,037	64,203

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 2, 2011	April 3, 2010
	(unaudited)	(unaudited)

Net loss	$(10,674)	$(5,188)

Other comprehensive income
Unrealized gain on marketable securities	554	402
Foreign currency translation adjustment	15	(23)

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(60)	-
Comprehensive loss	$(10,165)	$(4,809)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	April 2, 2011	April 3, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,674)	$(5,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,764	4,591
Stock based compensation	3,490	2,557
Marketable securities recovery and accretion	(75)	(38)
(Gain) loss on disposal of equipment	(16)	43
Changes in operating assets and liabilities:
Accounts receivable	9,092	(3,083)
Inventories	(2,305)	74
Prepaid expenses and other assets	(1,852)	(1,177)
Accounts payable	(3,783)	339
Accrued liabilities and other liabilities	316	(111)

Net cash used in operating activities	(1,043)	(1,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(1,840)	(800)
Proceeds from sale of equipment	-	27
Proceeds from sale of marketable securities	100	100

Net cash used in investing activities	(1,740)	(673)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	245	176

Net cash provided by financing activities	245	176

Net decrease in cash and cash equivalents	(2,538)	(2,490)
Cash and cash equivalents at beginning of period	97,129	83,172

Cash and cash equivalents at end of period	$94,591	$80,682

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – APRIL 2, 2011

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

    The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company has evaluated subsequent events and determined that other than the workforce reduction disclosed in Note 2, there were no subsequent events to recognize or disclose in these unaudited interim condensed consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification (ASC).

    There were no recently issued ASU’s requiring adoption by the Company as of April 2, 2011 or that are expected to have a material effect on our consolidated financial statements.

INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at April 2, 2011. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

WARRANTY

    Based on the examination of historical returns and other information it deems critical, the Company estimates that a current charge to income will need to be provided in order to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in Accrued liabilities in the condensed consolidated balance sheets. Changes in the Company’s product warranty reserve are as follows:

	Three months ended
	April 2, 2011	April 3, 2010

Beginning balance	571	994
Additions charged to costs and expenses	151	264
Claims processed	(365)	(336)
Ending balance	357	922

2.    MANAGEMENT SEPARATION CHARGES AND SUBSEQUENT EVENT

    During the three months ended April 2, 2011, the Company recorded certain management separation charges of $838 and $2,111, inclusive of accelerated stock-based compensation of $568 and $116, within Research and development and Selling and administrative expenses, respectively. The management separation charges arose from the resignations of our former Chief Executive Officer (CEO) and another Executive Officer, and included contractual separation pay, accelerated vesting of certain equity awards, and certain other costs. The unpaid balance at April 2, 2011 was $2,265 and was recorded within Accrued liabilities.

    In early May 2011, the Company implemented a workforce reduction that eliminated approximately 40 positions and anticipates recording approximating one million dollars of restructuring charges during the second quarter of 2011, covering severance and related benefits costs.

3.    LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	April 2, 2011	April 3, 2010
Weighted average common shares for basic loss per share	67,037	64,203

Effect of dilutive securities:
Stock options (*)	-	-
Unvested restricted shares (*)	-	-

Adjusted weighted average shares for diluted loss per share	67,037	64,203

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three months ended April 2, 2011 and April 3, 2010, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended
	April 2, 2011	April 3, 2010

Stock options	3,954	5,110
Unvested restricted shares and units	3,045	1,146

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2010 and April 2, 2011:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-auction Corporate Debt security (2)	$1,624	$2,960	$2,960	$-	$-
Auction Rate Securities
Corporate Debt (2)	726	1,199	-	-	1,199
Preferred Equity	2,404	3,110	-	-	3,110
State and Municipal Debt (2)	1,419	1,695	-	-	1,695
Total at December 31, 2010	$6,173	$8,964	$2,960	$-	$6,004

Non-auction Corporate Debt security (2)	$1,638	$3,309	$3,309	$-	$-
Auction Rate Securities
Corporate Debt (2)	735	1,292	-	-	1,292
Preferred Equity	2,404	3,207	-	-	3,207
State and Municipal Debt (2)	1,372	1,626	-	-	1,626
Total at April 2, 2011	$6,149	$9,434	$3,309	$-	$6,125

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.
(2)	These available for sale debt securities have contractual maturities in excess of 10 years.

    The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

AUCTION RATE SECURITIES AND NON-AUCTION CORPORATE DEBT SECURITY

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

    At April 2, 2011, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the Level 3 fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037. At April 2, 2011, the Company values this security on a Level 1 basis, with a fair value of $3,309. Interest income of $46 was recognized to accrete the amortized cost basis of the Company’s corporate and auction rate debt securities during the three month period ended April 2, 2011. In 2010, interest accretion of $392 was recorded in the fourth quarter.

    The Company considers it more likely than not that it will sell their marketable debt securities prior to a recovery in valuation.

    For the three months ended April 2, 2011, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended April 2, 2011
	State & Municipal Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2011	$1,695	$1,199	$3,110	$6,004
Total gains or losses realized/unrealized
Included in earnings (loss)	53	9	-	62
Included in other comprehensive income(loss)	(22)	84	97	159
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions	(100)	-	-	(100)
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at April 2, 2011	$1,626	$1,292	$3,207	$6,125

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	23	9	-	32
Securities held at April 2, 2011:
Face value	$1,900	$2,500	$6,125	$10,525
Financial ratings	A3	A	AAA to NR
Weighted average interest rate (*)	1.0%	2.1%	1.7%	1.7%
Maturity date	2045	2036	N/A
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
(c) Preferred securities issued by i) diversified closed-end management investment company and ii) subsidiaries of two publicly-held debt default insurers.  The investment company is governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued.  One of the debt default insurers no longer pays interest and the security has been written to zero.

    For the three month period ended April 3, 2010, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended April 3, 2010
	State & Municipal Securities (a)	Corporate Debt Securities (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2010	$1,805	$1,106	$3,703	$6,614
Total gains or losses realized/unrealized
Included in earnings (loss)	38	-	-	38
Included in other comprehensive income(loss)	37	23	42	102
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions	(100)	-	-	(100)
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at April 3, 2010	$1,780	$1,129	$3,745	$6,654

5.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	April 2, 2011	December 31, 2010

Raw materials	$4,387	$3,615
Work in process	10,135	10,792
Finished goods	8,517	6,327
Total	$23,039	$20,734

6.    STOCK BASED COMPENSATION

Equity Compensation Plans

    The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:
▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

    Employees and outside directors have been granted restricted stock shares or units (collectively, restricted stock) and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 16,050 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans. On February 1, 2009, a CEO inducement award of 700 stock options was granted outside of the Plans and the unvested portion of that award contractually vested upon separation on March 28, 2011.

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 488 and $3.83, respectively for the year ended December 31, 2010.

    The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	Three months ended
	April 2, 2011	April 3, 2010

Amortization of restricted stock	$2,688	$1,851
Amortization of ESP Plan	200	200
Amortization of stock option awards	602	506
Total stock based compensation	$3,490	$2,557

By Financial Statement line item
Cost of sales	$610	$573
Research and development expenses	1,546	851
Selling and administrative expenses	1,334	1,133

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

    Stock based compensation for the three months ended April 2, 2011 includes $684 for equity awards associated with the management separation charge recorded during the three months ended April 2, 2011.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of six months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2010 to April 2, 2011 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2010	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	2,009	4.33	121	5.08
Shares vested/options exercised	(279)	9.74	(1,338)	3.56	(758)	1.99
Forfeited/expired	(179)	11.66	(39)	4.16	(527)	12.90
Balance at December 31, 2010	180	$8.39	1,460	$4.49	4,143	$4.96
Granted	-	-	2,433	6.08	13	6.79
Shares vested/options exercised	(176)	8.36	(521)	4.66	(111)	2.20
Forfeited/expired	-	-	(331)	5.99	(91)	13.14
Balance at April 2, 2011	4	$9.39	3,041	$5.57	3,954	$4.85

    Stock based compensation for the three months ended April 2, 2011 includes $684 for equity awards associated with the management separation charge recorded during the three months ended April 2, 2011.

As of April 2, 2011

Unrecognized stock based compensation cost
Option plans	$848
Restricted stock	$13,514
Weighted average remaining recognition period
Option plans	1.0 years
Restricted stock	2.4 years

    Stock options outstanding at April 2, 2011 are summarized as follows:

Range of exercise prices	Outstanding Options at April 2, 2011	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at April 2, 2011	Weighted average exercise price

$1.39 - $1.93	870	7.8	$1.93	503	$1.93
$2.03 - $4.26	1,596	7.0	$2.33	1,528	$2.25
$4.27 - $8.84	1,143	4.8	$7.88	1,055	$8.06
$9.00 - $18.98	345	1.9	$13.87	345	$13.87

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the three month periods ended April 2, 2011 and April 3, 2010 were:

	Three months ended
	April 2, 2011	April 3, 2010
Stock option awards:
Risk-free interest rate	2.2%	2.6%
Expected volatility	65%	85%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$3.79	$3.02

ESP Plan:
Risk-free interest rate	0.3%	0.5%
Expected volatility	62%	65%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$1.50	$1.52

    For equity awards with expected terms of greater than one year, the assumption for expected volatility is based on a combination of implied and historical volatility, whereas for equity awards with an expected term of one year or less, the assumption is solely based on the Company’s historical volatility.

7.    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants' motion to dismiss the Second Amended Complaint was filed on December 3, 2010, and has now been fully briefed by defendants.

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

    Revenue during the first quarter of 2011 declined in comparison to the fourth quarter of 2010 due to seasonal wireless product demand reductions and certain softness in demand relating to excess customer inventories, particularly for broadband products. We anticipate a further decline in our results due to a decrease in demand from our largest customer resulting from certain of such customer’s programs reaching end of life and a loss in market share related to the customer’s change in chipset suppliers that do not utilize our power amplifiers. Additionally, in early May 2011, we reduced our workforce by approximately 40 employees and anticipate recording approximately $1.0 million of restructuring charges during the second quarter of 2011. We expect the cost savings from this restructuring to approximate $3.8 million on an annualized basis.

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

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	April 2, 2011	April 3, 2010

Net sales	100.0%	100.0%
Cost of sales	72.0%	69.0%

Gross margin	28.0%	31.0%
Research and development expenses	31.3%	27.1%
Selling and administrative expenses	21.7%	16.0%

Operating loss	(25.0)%	(12.1)%
Interest income	0.3%	0.2%
Interest expense	-	(0.1)%
Other income, net	0.1%	0.1%

Net loss	(24.6)%	(11.9)%

FIRST QUARTER 2011 (ENDED APRIL 2, 2011) COMPARED TO FIRST QUARTER 2010 (ENDED APRIL 3, 2010)

    NET SALES. Net sales were flat during the first quarter of 2011 at $43.5 million in comparison to the first quarter of 2010.

    Sales of integrated circuits for wireless applications increased 19.1% during the first quarter of 2011 to $36.2 million from $30.4 million in the first quarter of 2010.  This increase in sales was primarily due to increased demand in the CDMA cellular device markets.

    Sales of integrated circuits for broadband applications decreased 44.6% during the first quarter of 2011 to $7.3 million from $13.1 million in the first quarter of 2010. This decrease in sales was primarily due to decreased demand, driven by customer inventory adjustments for cable products and WiMax, partly offset by an increase in demand for WLAN.

    GROSS MARGIN. Gross margin during the first quarter of 2011 decreased to 28.0% of net sales from 31.0% of net sales in the first quarter of 2010.  The decrease in gross margin was primarily due to the mix-shift from broadband to wireless products.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses increased 15.2% during the first quarter of 2011 to $13.6 million from $11.8 million during the first quarter of 2010. A management separation charge of $0.8 million is included in the first quarter of 2011. The remaining increase was primarily due to increased headcount, design tools and spend on research and developmental project materials.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 35% to $9.4 million during the first quarter of 2011 from $7.0 million during the first quarter of 2010. A management separation charge of $2.1 million is included in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 2, 2011, we had $94.6 million in cash and cash equivalents and $9.4 million in marketable securities.

    Operating activities used $1.0 million in cash during the three month period ended April 2, 2011. Investing activities required $1.7 million of cash during the three month period ended April 2, 2011 consisting of purchases of fixed assets. Financing activities provided $0.2 million of cash via proceeds received from stock option exercises.

    We had unconditional purchase obligations at April 2, 2011 of approximately $2.1 million.

    Within our $9.4 million in marketable securities at April 2, 2011, we held a total of $6.1 million of auction rate securities (ARS) and $3.3 million as a non-auction corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007, certain auction rate debt and preferred securities failed to auction due to sell orders exceeding buy orders. In February 2008, liquidity issues in the global credit markets resulted in failures of the auction process for a broader range of ARS, including substantially all of the auction rate corporate, state and municipal debt and preferred equity securities we hold. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers have redeemed certain of their ARS since 2008, the market remains constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. For the three months ended April 2, 2011, fair market values of certain of our ARS, when combined with the fair market values of our non-auction corporate debt security, increased by $0.5 million, which was recorded to other comprehensive income.

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

    There were no recently issued ASU’s requiring adoption by the Company as of April 2, 2011 or that are expected to have a material effect on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors.  Important factors that could cause actual results and developments to be materially different from those expressed or implied by such projections and forward-looking statements include, but are not limited to, the following risks which are described in greater detail in the Company’s Annual Report on Form 10-K referred to below: (i) our history of recent losses and the possibility that we may continue to incur losses; (ii) our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets; (iii) our dependence on a small number of customers; (iv) our operating results may be harmed if we fail to sell a high volume of products; (v) the existence of intense competition in the markets for our products, which could result in a decrease in our products’ prices and sales; (vi) our need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive; (vii) potential difficulty selling products if Original Equipment Manufacturers and Original Design Manufacturers do not design our products into their equipment; (viii) lengthy product development and sales cycles associated with many of our products may result in significant expenditures before generating any revenues related to those products; (ix) uncertainties involving the ordering and shipment of our products could adversely affect our business; (x) we may face failures in our manufacturing processes or processes of our vendors; (xi) our dependence on foreign semiconductor component, assembly and test operations contractors could lead to delays in product shipments; (xii) the short life cycles of some of our products and nature of semiconductor production may leave us with obsolete or excess inventories; (xiii) our products have experienced rapidly declining unit prices; (xiv) sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments; (xv) any pursuit of selective acquisitions and alliances which dilute the ownership of our current shareholders and the management and integration of additional operations which may be expensive and divert management time; (xvi) any failure to perform or meet customer requirements; (xvii) cost reduction measures may again be required and could be inadequate or not realize their anticipated savings; (xviii) the variability of our manufacturing yields may affect our gross margins; (xix) unfavorable economic conditions; (xx) our gallium arsenide semiconductors may cease to be competitive with silicon alternatives; (xxi) capital required for our business may not be available when we need it; (xxii) our marketable securities’ liquidity and valuation could be affected by disruption in financial markets; (xxiii) our success depends on our ability to attract and retain qualified personnel; (xxiv) risks due to our international customer base and our subcontracting operations; (xxv) stringent environmental laws and regulations both domestically and abroad; (xxvi) any failure to protect our intellectual property rights or avoid claims that we have infringed on the intellectual property rights of others; (xxvii) we have had significant volatility in our stock price and it may fluctuate in the future; (xxviii) certain provisions in our governing documents, our shareholders’ rights agreement and of Delaware law could deter, delay or prevent a third party from acquiring us and prevent shareholders from realizing a takeover premium; (xxix) an adverse outcome, to the extent not covered by insurance, in the class action or shareholder derivative lawsuits in which we and certain of our officers and directors are defendants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or detailed from time to time in our reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4.    CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of April 2, 2011, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 2, 2011.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants' motion to dismiss the Second Amended Complaint was filed on December 3, 2010, and has now been fully briefed by defendants.

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

ITEM 6.    EXHIBITS

31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Thomas C. Shields, Chief Operating Officer, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1 Section 1350 Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.

32.2 Section 1350 Certification of Thomas C. Shields, Chief Operating Officer, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANADIGICS, INC.

By:	/s/ Thomas C. Shields
Thomas C. Shields
Chief Operating Officer, Executive Vice President and Chief Financial Officer

Dated: May 10, 2011