Form 10-Q
period 2011-08-11
ANADIGICS INC
filed 2011-08-11
CIK 940332

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of the Registrant’s common stock as of July 2, 2011 was 67,813,862 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – July 2, 2011 and December 31, 2010

Condensed consolidated statements of operations and comprehensive (loss) income – Three and six months ended July 2, 2011 and July 3, 2010

Condensed consolidated statements of cash flows – Six months ended July 2, 2011 and July 3, 2010

Notes to condensed consolidated financial statements – July 2, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	July 2, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$77,422	$97,129
Short-term marketable securities	11,174	-
Accounts receivable, net	16,905	35,299
Inventories	21,265	20,734
Prepaid expenses and other current assets	4,896	3,319
Total current assets	131,662	156,481

Marketable securities	14,848	8,964
Plant and equipment:
Equipment and furniture	208,227	205,493
Leasehold improvements	46,483	46,482
Projects in process	2,211	3,693
	256,921	255,668
Less accumulated depreciation and amortization	(196,569)	(187,549)
	60,352	68,119
Other assets	240	248

Total assets	$207,102	$233,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,098	$17,968
Accrued liabilities	6,956	10,191
Accrued restructuring costs	186	-
Total current liabilities	18,240	28,159

Other long-term liabilities	2,557	2,689

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 67,928 issued at July 2, 2011 and 66,916 issued at December 31, 2010	679	669
Additional paid-in capital	595,875	589,562
Accumulated deficit	(413,518)	(389,790)
Accumulated other comprehensive income	3,528	2,782
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	186,305	202,964

Total liabilities and stockholders’ equity	$207,102	$233,812

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$35,583	$51,666	$79,046	$95,197
Cost of sales	29,044	33,853	60,347	63,900
Gross profit	6,539	17,813	18,699	31,297
Research and development expenses	11,340	12,214	24,913	23,995
Selling and administrative expenses	7,329	6,892	16,765	13,884
Restructuring and impairment (recovery) charges	1,047	(1,717)	1,047	(1,717)

Operating (loss) income	(13,177)	424	(24,026)	(4,865)
Interest income	131	93	272	186
Interest expense	(8)	(43)	(25)	(95)
Other income, net	-	317	51	377

Net (loss) income	$(13,054)	$791	$(23,728)	$(4,397)

Basic (loss) earnings per share	$(0.19)	$0.01	$(0.35)	$(0.07)

Diluted (loss) earnings per share	$(0.19)	$0.01	$(0.35)	$(0.07)

Weighted average common shares outstanding used in computing (loss) earnings per share
Basic	67,616	64,902	67,327	64,553
Diluted	67,616	67,106	67,327	64,553

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income	$(13,054)	$791	$(23,728)	$(4,397)

Other comprehensive income:
Unrealized gain (loss) on marketable securities	291	(101)	845	301
Foreign currency translation adjustment	(8)	(31)	7	(54)

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(46)	(169)	(106)	(169)

Comprehensive (loss) income	$(12,817)	$490	$(22,982)	$(4,319)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	July 2, 2011	July 3, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,728)	$(4,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,469	9,267
Stock based compensation	6,066	4,861
Marketable securities recovery, accretion and other	(116)	(341)
Recovery on sale of China building	-	(1,717)
(Gain) loss on disposal of equipment	(16)	30
Changes in operating assets and liabilities:
Accounts receivable	18,394	(9,701)
Inventories	(531)	(1,558)
Prepaid expenses and other assets	(1,569)	(1,164)
Accounts payable	(5,895)	4,001
Accrued liabilities and other liabilities	(3,192)	34

Net cash used in operating activities	(1,118)	(685)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,643)	(2,642)
Proceeds from sale of building and equipment	-	1,757
Purchases of marketable securities	(16,303)	-
Proceeds from sales and redemptions of marketable securities	100	1,075

Net cash (used in) provided by investing activities	(18,846)	190

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	257	368

Net cash provided by financing activities	257	368

Net decrease in cash and cash equivalents	(19,707)	(127)
Cash and cash equivalents at beginning of period	97,129	83,172

Cash and cash equivalents at end of period	$77,422	$83,045

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – JULY 2, 2011

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

    There were no recently issued ASU’s requiring adoption by the Company as of July 2, 2011 or that are expected to have a material effect on our consolidated financial statements.

INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at July 2, 2011. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Six months ended
	July 2, 2011	July 3, 2010

Beginning balance	571	994
Additions charged to costs and expenses	451	501
Claims processed	(660)	(686)
Ending balance	362	809

2.    RESTRUCTURING, MANAGEMENT SEPARATION CHARGES AND IMPAIRMENT RECOVERY

RESTRUCTURING
    In May 2011, the Company implemented a workforce reduction that eliminated approximately 40 positions, resulting in a Restructuring charge of $1,047 for severance and related benefits during the second quarter of 2011. The unpaid balance at July 2, 2011 was $186 and was recorded within Accrued restructuring costs.

MANAGEMENT SEPARATION CHARGES
    During the first quarter of 2011, the Company recorded certain management separation charges of $838 and $2,111, inclusive of accelerated stock-based compensation of $568 and $116, within Research and development and Selling and administrative expenses, respectively. The management separation charges arose from the resignations of our former Chief Executive Officer (CEO) and another Executive Officer, and included contractual separation pay, accelerated vesting of certain equity awards, and certain other costs. The unpaid balance at July 2, 2011 was $189 and was recorded within Accrued liabilities.

IMPAIRMENT RECOVERY
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

3.    (LOSS) EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Weighted average common shares for basic (loss) earnings per share	67,616	64,902	67,327	64,553

Effect of dilutive securities:
Stock options (*)	-	1,689	-	-
Unvested restricted shares (*)	-	515	-	-

Adjusted weighted average shares for diluted (loss) earnings per share	67,616	67,106	67,327	64,553

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three and six months ended July 2, 2011 and July 3, 2010, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Stock options	4,959	1,764	4,959	4,933
Unvested restricted shares and units	2,604	365	2,604	2,060

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2010 and July 2, 2011:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Former-auction corporate debt security (2)	$1,624	$2,960	$2,960	$-	$-
Auction Rate Securities
Corporate Debt (2)	726	1,199	-	-	1,199
Preferred Equity	2,404	3,110	-	-	3,110
State and Municipal Debt (2)	1,419	1,695	-	-	1,695
Total at December 31, 2010	$6,173	$8,964	$2,960	$-	$6,004

Fixed Income Securities (3)	$14,297	$14,284	$14,284	$-	$-
U.S. Government Agency debt securities (3)	2,000	1,997	1,997	-	-
Former-auction corporate debt security (2)	1,653	3,128	3,128	-	-
Auction Rate Securities
Corporate Debt (2)	744	1,488	-	-	1,488
Preferred Equity	2,404	3,423	-	2,565	858
State and Municipal Debt (2)	1,394	1,702	-	1,702	-
Total at July 2, 2011	$22,492	$26,022	$19,409	$4,267	$2,346

(1)	Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2)	Available for sale debt securities with contractual maturities in excess of 10 years.
(3)	Available for sale debt securities with contractual maturities of 2 years or less.

    The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

AUCTION RATE SECURITIES AND FORMER-AUCTION CORPORATE DEBT SECURITY

    Auction rate securities (ARS) are generally long-term financial instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The mechanism generally allowed existing investors to rollover their holdings while continuing to own their respective securities or liquidating their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. During the second half of 2007 and the first quarter of 2008, auction rate corporate, state and municipal debt, and preferred securities failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security.

    At July 2, 2011, ARS market information in certain cases was insufficient to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037 (former-auction corporate debt security). At July 2, 2011, the Company values this security on a Level 1 basis, with a fair value of $3,128. Interest income of $46 and $92 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the three and six month periods ended July 2, 2011, respectively. In 2010, interest accretion of $392 was recorded in the fourth quarter.

    The Company considers it more likely than not that it will sell its existing and former-auction debt securities prior to a recovery in valuation.

    For the three and six months ended July 2, 2011, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended July 2, 2011
	State & Municipal Security (a)	Corporate Debt Security (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2011	$1,695	$1,199	$3,110	$6,004
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended April 2, 2011	53	9	-	62
- quarter ended July 2, 2011	22	9	-	31
Included in other comprehensive income(loss)
- quarter ended April 2, 2011	(22)	84	97	159
- quarter ended July 2, 2011	54	187	216	457
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions
- quarter ended April 2, 2011	(100)	-	-	(100)
- quarter ended July 2, 2011	-	-	-	-
Settlements	-	-	-	-
Transfers in and/or out of Level 3 (d)
- quarter ended April 2, 2011	-	-	-	-
- quarter ended July 2, 2011	(1,702)	-	(2,565)	(4,267)
Balance at July 2, 2011	$-	$1,488	$858	$2,346

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to Level 3 assets still held at the reporting date
- as of April 2, 2011	23	9	-	32
- as of July 2, 2011	-	9	-	9
Level 3 securities held at July 2, 2011:
Face value	-	$2,500	$3,125	$5,625
Financial ratings	-	A	A2 & NR
Weighted average interest rate (*)	-	2.0%	1.9%	2.0%
Maturity date	-	2036	N/A
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
(d) After having assessed external valuations and observing sustained trading in similar securities through July 2, 2011, the Company transferred its state and municipal debt security and closed-end preferred security from Level 3 to Level 2.

    For the three and six month period ended July 3, 2010, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended July 3, 2010
	State & Municipal Security (a)	Corporate Debt Security (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2010	$1,805	$1,106	$3,703	$6,614
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended April 3, 2010	38	-	-	38
- quarter ended July 3, 2010	38	-	265	303
Included in other comprehensive income(loss)
- quarter ended April 3, 2010	37	23	42	102
- quarter ended July 3, 2010	23	(11)	(122)	(110)
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions
- quarter ended April 3, 2010	(100)	-	-	(100)
- quarter ended July 3, 2010	(100)	-	(875)	(975)
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at July 3, 2010	$1,741	$1,118	$3,013	$5,872

5.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	July 2, 2011	December 31, 2010

Raw materials	$4,589	$3,615
Work in process	7,442	10,792
Finished goods	9,234	6,327
Total	$21,265	$20,734

6.    STOCK BASED COMPENSATION

Equity Compensation Plans

The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:
The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
The 1997 Long Term Incentive and Share Award Plan (1997 Plan);
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

    The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods:

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Amortization of restricted stock	$2,198	$1,810	$4,886	$3,661
Amortization of ESP Plan	200	200	400	400
Amortization of stock option awards	178	294	780	800
Total stock based compensation	$2,576	$2,304	$6,066	$4,861

By Financial Statement line item
Cost of sales	$593	$589	$1,203	$1,162
Research and development expenses	727	832	2,273	1,683
Selling and administrative expenses	1,336	883	2,670	2,016
Restructuring charge	(80)	-	(80)	-

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

    Stock based compensation for the six months ended July 2, 2011 includes $684 for equity awards associated with the management separation charge recorded during the first quarter of 2011.

Restricted Stock and Stock Option Awards

    Commencing in August 2004, the Company began granting restricted stock shares. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of six months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2010 to July 2, 2011 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2010	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	2,009	4.33	121	5.08
Shares vested/options exercised	(279)	9.74	(1,338)	3.56	(758)	1.99
Forfeited/expired	(179)	11.66	(39)	4.16	(527)	12.90
Balance at December 31, 2010	180	$8.39	1,460	$4.49	4,143	$4.96
Granted	-	-	2,432	6.08	1,061	3.29
Shares vested/options exercised	(178)	8.40	(896)	4.78	(117)	2.18
Forfeited/expired	(1)	9.72	(393)	6.04	(128)	11.43
Balance at July 2, 2011	1	$6.08	2,603	$5.64	4,959	$4.50

    In June 2011, the Company’s Chief Executive Officer and Chief Financial Officer were awarded a base grant of 417 long-term incentive (LTI) stock options contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the LTI stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The LTI stock options have an exercise price of $3.24, a ten year term to expiration, and an average fair value of $2.62.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.

    Stock based compensation for the six months ended July 2, 2011 includes $684 for equity awards associated with the management separation charge recorded during the six months ended July 2, 2011.

As of July 2, 2011

Unrecognized stock based compensation cost
Option plans	$3,537
Restricted stock	$11,105
Weighted average remaining recognition period
Option plans	2.2 years
Restricted stock	2.2 years

Stock options outstanding at July 2, 2011 are summarized as follows:

Range of exercise prices	Outstanding Options at July 2, 2011	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at July 2, 2011	Weighted average exercise price

$1.39 - $1.93	857	7.4	$1.93	588	$1.93
$2.03 - $3.30	2,482	4.2	$2.61	1,438	$2.15
$3.65 - $8.79	727	4.3	$6.36	608	$6.60
$8.84 - $18.98	893	3.9	$10.71	893	$10.71

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the six month periods ended July 2, 2011 and July 3, 2010 were (excludes the aforementioned LTI option grants):

	Six months ended
	July 2, 2011	July 3, 2010
Stock option awards:
Risk-free interest rate	2.2%	2.6%
Expected volatility	65%	85%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.85	$3.21

ESP Plan:
Risk-free interest rate	0.2%	0.3%
Expected volatility	58%	61%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$1.05	$1.44

    For equity awards with expected terms of greater than one year, the assumption for expected volatility is based on a combination of implied and historical volatility, whereas for equity awards with an expected term of one year or less, the assumption is solely based on the Company’s historical volatility.

7.    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  That motion is fully briefed and pending before the District Court.

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

    Revenue during the second quarter of 2011 declined in comparison to the first quarter of 2011 due to wireless product demand reductions at one of our largest customers resulting from certain of such customer’s programs reaching end of life and a loss in market share related to the customer’s change in chipset suppliers that do not utilize our power amplifiers.  In early May 2011, we reduced our workforce by approximately 40 employees and recorded a restructuring charge of $1.0 million during the second quarter of 2011. We anticipate cost savings from this restructuring to approximate $3.8 million on an annualized basis.

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

RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.6%	65.6%	76.3%	67.1%

Gross margin	18.4%	34.4%	23.7%	32.9%
Research and development expenses	31.9%	23.6%	31.5%	25.2%
Selling and administrative expenses	20.6%	13.3%	21.2%	14.6%
Restructuring and impairment (recovery) charges	2.9%	(3.3)%	1.3%	(1.8)%

Operating (loss) income	(37.0)%	0.8%	(30.3)%	(5.1)%
Interest income	0.3%	0.2%	0.3%	0.2%
Interest expense	-	(0.1)%	-	(0.1)%
Other income, net	-	0.6%	-	0.4%

Net (loss) income	(36.7)%	1.5%	(30.0)%	(4.6)%

    NET SALES.  Net sales decreased 31.1% during the second quarter of 2011 to $35.6 million from $51.7 million in the second quarter of 2010.  For the six months ended July 2, 2011, net sales were $79.0 million, a 17.0% decrease from net sales of $95.2 million for the six months ended July 3, 2010.

    Sales of integrated circuits for wireless applications decreased 33.0% during the second quarter of 2011 to $25.6 million from $38.3 million in the second quarter of 2010.  For the six months ended July 2, 2011, net sales of integrated circuits for wireless applications decreased 9.9% to $61.8 million from $68.6 million for the six months ended July 3, 2010. These decreases in sales were primarily due to decreased demand in our WCDMA cellular device markets.

    Sales of integrated circuits for broadband applications decreased 25.7% during the second quarter of 2011 to $9.9 million from $13.4 million in the second quarter of 2010. For the six months ended July 2, 2011, net sales of integrated circuits for broadband applications decreased 35.1% to $17.2 million from $26.6 million for the six months ended July 3, 2010.  This decrease in sales was primarily due to decreased demand from cable set-top box applications.

    GROSS MARGIN. Gross margin during the second quarter of 2011 decreased to 18.4% of net sales from 34.4% of net sales in the second quarter of 2010.  For the six months ended July 2, 2011, gross margin decreased to 23.7% from 32.9% for the six months ended July 3, 2010.  The decrease in gross margin was primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 7.2% during the second quarter of 2011 to $11.3 million from $12.2 million during the second quarter of 2010 primarily due to our tighter cost controls over our key projects. Company sponsored research and development expenses for the six month period ended July 2, 2011 increased 3.8% to $24.9 million from $24.0 million during the six month period ended July 3, 2010, primarily due to a management separation charge of $0.8 million recorded in the first quarter of 2011.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 6.3% during the second quarter of 2011 to $7.3 million from $6.9 million during the second quarter of 2010, principally due to increased stock compensation. Selling and administrative expenses for the six month period ended July 2, 2011 increased 20.8% to $16.8 million from $13.9 million during the six month period ended July 3, 2010. A management separation charge of $2.1 million is included in the first quarter of 2011.

    RESTRUCTURING AND IMPAIRMENT (RECOVERY) CHARGES.  During the second quarter of 2011, we implemented workforce reductions, which eliminated approximately 40 positions, resulting in a restructuring charge of $1.0 million for severance and related benefits. During the second quarter of 2010, we sold the wafer fabrication building in Kunshan, China which had been fully written-off in 2008. The sale resulted in a net recovery of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 2, 2011, we had $77.4 million in cash and cash equivalents and $26.0 million in short and long-term marketable securities.

    Operating activities used $1.1 million in cash during the six month period ended July 2, 2011, primarily as a result of our operating results adjusted for non-cash expenses, offset by $7.2 million of cash generated by reducing working capital. Investing activities, consisting principally of net purchases of marketable securities of $16.2 million and purchases of fixed assets of $2.6 million, used $18.8 million of cash during the six month period ended July 2, 2011. Financing activities provided $0.2 million of cash proceeds received from stock option exercises.

    We had unconditional purchase obligations at July 2, 2011 of approximately $1.5 million.

    Within our $26.0 million in marketable securities at July 2, 2011, we held a total of $14.3 million of fixed income securities, $2.0 million of U.S. government agency debt securities, $6.6 million of auction rate securities (ARS), and $3.1 million as a former-auction corporate debt security, which was originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007 and first quarter of 2008, auction rate corporate, state and municipal debt, and preferred securities failed to auction due to sell orders exceeding buy orders. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers have redeemed certain of their ARS since 2008, the market remains constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge. For the six months ended July 2, 2011, fair market values of certain of our ARS, when combined with the fair market values of our former-auction corporate debt security, increased by $0.9 million, which was recorded to other comprehensive income.

    We anticipate selling the existing and former-auction corporate debt securities prior to a recovery in valuation. We will continue to monitor and evaluate these investments for impairment and for short term classification purposes. We may not be able to access cash by selling the aforementioned debt or preferred securities without the loss of principal until a buyer is located, a future auction for these investments is successful, they are redeemed by their issuers or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity or in perpetuity for the preferred ARS. Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

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

    There were no recently issued ASU’s requiring adoption by the Company as of July 2, 2011 or that are expected to have a material effect on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of July 2, 2011, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 2, 2011.

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

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  That motion is fully briefed and pending before the District Court.

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

ITEM 5.    OTHER INFORMATION

    The Company held its annual meeting of stockholders on May 12, 2011 at which the Company’s stockholders voted on:

•	The election of two Class I Directors of the Company to hold office until 2014.
•	The ratification of the appointment of Ernst & Young LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2011.
•	To approve an advisory vote on executive compensation.
•	To approve an advisory vote on the frequency of future advisory votes on executive compensation.

    The four matters listed above were voted upon and approved by the shareholders of the Company as follows:
•
The election of Harry Rein as Class I Director was approved by holders of 33,504,532 shares of the Company’s outstanding capital stock.  Holders of 1,021,053 shares voted against such election. Holders of 185,623 shares abstained from voting on such election and broker non-votes totaled 23,996,767.

•
The election of Dennis Strigl as Class I Director was approved by holders of 33,901,368 shares of the Company’s outstanding capital stock.  Holders of 625,695 shares voted against such election. Holders of 184,145 shares abstained from voting on such election and broker non-votes totaled 23,996,767.  Messrs. Rein and Strigl join the continuing Directors of the Company Messrs. Bachow, Fellows, Michels, Rosenzweig, and Solomon.

•
The ratification of the appointment of Ernst & Young LLP as independent registered public accountants was approved by holders of 57,455,395  shares of the Company’s outstanding capital stock. Holders of 475,381  shares voted against the ratification.  Holders of 777,199 shares abstained from voting on such ratification.

•
The advisory vote to approve executive compensation was approved by holders of 31,619,879 shares of the Company’s outstanding capital stock. Holders of 994,386 shares voted against the proposal.  Holders of 2,096,943 shares abstained from voting on such proposal and broker non-votes totaled 23,996,767.

•
The advisory vote on the frequency of future advisory votes on executive compensation was approved by holders as follows: 28,500,417 shares voted in favor of an annual vote, 550,301 shares voted in favor of a vote every two years and 3,579,796 shares voted in favor of a vote every three years. Holders of 2,080,694 shares abstained from voting on such proposal and broker non-votes totaled 23,996,767.

•
As a result of the shareholders preference for an annual advisory vote on executive compensation, the Company has determined to include an advisory shareholder vote on executive compensation in its proxy materials for the annual shareholders meeting in 2012.

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

Dated: August 11, 2011