Form 10-Q/A
period 2011-11-07
ANADIGICS INC
filed 2011-11-09
CIK 940332

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011.

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

The number of shares outstanding of the Registrant’s common stock as of October 1, 2011 was 68,172,388 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – October 1, 2011 and December 31, 2010

Condensed consolidated statements of operations and comprehensive (loss) income – Three and nine months ended October 1, 2011 and October 2, 2010

Condensed consolidated statements of cash flows – Nine months ended October 1, 2011 and October 2, 2010

Notes to condensed consolidated financial statements – October 1, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	October 1, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$43,573	$97,129
Short-term marketable securities	28,845	-
Accounts receivable, net	18,689	35,299
Inventories	20,981	20,734
Prepaid expenses and other current assets	4,161	3,319
Total current assets	116,249	156,481

Marketable securities	28,163	8,964
Plant and equipment:
Equipment and furniture	208,998	205,493
Leasehold improvements	46,583	46,482
Projects in process	690	3,693
	256,271	255,668
Less accumulated depreciation and amortization	(198,645)	(187,549)
	57,626	68,119
Other assets	239	248

Total assets	$202,277	$233,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,242	$17,968
Accrued liabilities	7,592	10,191
Accrued restructuring costs	83	-
Total current liabilities	21,917	28,159

Other long-term liabilities	2,491	2,689

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 68,287 issued at October 1, 2011 and 66,916 issued at December 31, 2010	683	669
Additional paid-in capital	598,167	589,562
Accumulated deficit	(423,532)	(389,790)
Accumulated other comprehensive income	2,810	2,782
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	177,869	202,964

Total liabilities and stockholders’ equity	$202,277	$233,812

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$37,264	$61,288	$116,310	$156,485
Cost of sales	30,229	39,049	90,576	102,949
Gross profit	7,035	22,239	25,734	53,536
Research and development expenses	9,938	13,326	34,851	37,321
Selling and administrative expenses	7,360	7,101	24,125	20,985
Restructuring and impairment (recovery) charges	-	-	1,047	(1,717)

Operating (loss) income	(10,263)	1,812	(34,289)	(3,053)
Interest income	145	106	417	292
Interest expense	-	(34)	(25)	(129)
Other income, net	104	111	155	488

(Loss) income before income taxes	$(10,014)	1,995	$(33,742)	(2,402)
Benefit from income taxes	-	(297)	-	(297)
Net (loss) income	$(10,014)	$2,292	$(33,742)	$(2,105)

Basic (loss) earnings per share	$(0.15)	$0.04	$(0.50)	$(0.03)

Diluted (loss) earnings per share	$(0.15)	$0.03	$(0.50)	$(0.03)

Weighted average common shares outstanding used in computing (loss) earnings per share
Basic	67,997	65,320	67,550	64,808
Diluted	67,997	67,488	67,550	64,808

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income	$(10,014)	$2,292	$(33,742)	$(2,105)

Other comprehensive income:
Unrealized (loss) gain on marketable securities	(665)	(14)	180	287
Foreign currency translation adjustment	(9)	19	(2)	(35)

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(44)	(15)	(150)	(184)

Comprehensive (loss) income	$(10,732)	$2,282	$(33,714)	$(2,037)

See accompanying notes.

ANADIGICS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine months ended
	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,742)	$(2,105)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,892	14,403
Stock based compensation	8,296	7,284
Marketable securities recovery, accretion and other	39	(379)
Recovery on sale of China building	-	(1,717)
(Gain) loss on disposal of equipment	(120)	32
Changes in operating assets and liabilities:
Accounts receivable	16,610	(15,207)
Inventories	(247)	(1,590)
Prepaid expenses and other assets	(821)	(2,034)
Accounts payable	(3,168)	4,651
Accrued liabilities and other liabilities	(2,716)	980

Net cash (used in) provided by operating activities	(1,977)	4,318

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(4,164)	(4,055)
Proceeds from sale of building and equipment	313	1,768
Purchases of marketable securities	(49,651)	-
Proceeds from sales and redemptions of marketable securities	1,600	1,175

Net cash used in investing activities	(51,902)	(1,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	323	941

Net cash provided by financing activities	323	941

Net (decrease) increase in cash and cash equivalents	(53,556)	4,147
Cash and cash equivalents at beginning of period	97,129	83,172

Cash and cash equivalents at end of period	$43,573	$87,319

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – OCTOBER 1, 2011

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

    In May 2011, the FASB issued new guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Adoption of this guidance, effective for interim and annual periods beginning on or after December 15, 2011, is not expected to have a material impact on the Company’s consolidated financial statements.

    In June 2011, the FASB issued new guidance on the presentation of other comprehensive income (OCI).  This guidance requires presentation of the components of net income and OCI either as one continuous statement or as two consecutive statements.  It eliminates the option to present the components of OCI as part of the statement of stockholders’ equity. Adoption of this guidance, effective for interim and annual periods beginning after December 15, 2011, is not expected to have a material impact on the Company’s consolidated financial statements.

INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at October 1, 2011. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Nine months ended
	October 1, 2011	October 2, 2010

Beginning balance	571	994
Additions charged to costs and expenses	557	540
Claims processed	(780)	(744)
Ending balance	348	790

2.    RESTRUCTURING, MANAGEMENT SEPARATION CHARGES, AND IMPAIRMENT RECOVERY

RESTRUCTURING

    In May 2011, the Company implemented a workforce reduction that eliminated approximately 40 positions, resulting in a Restructuring charge of $1,047 for severance and related benefits during the second quarter of 2011. The unpaid balance at October 1, 2011 was $83 and was recorded within Accrued restructuring costs.

MANAGEMENT SEPARATION CHARGES

   During the first quarter of 2011, the Company recorded certain management separation charges of $838 and $2,111, inclusive of accelerated stock-based compensation of $568 and $116, within Research and development and Selling and administrative expenses, respectively. The management separation charges arose from the resignations of our former Chief Executive Officer (CEO) and another Executive Officer, and included contractual separation pay, accelerated vesting of certain equity awards, and certain other costs. The unpaid balance at October 1, 2011 was $17 and was recorded within Accrued liabilities.

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

3.    (LOSS) EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average common shares for basic (loss) earnings per share	67,997	65,320	67,550	64,808

Effect of dilutive securities:
Stock options (*)	-	1,579	-	-
Unvested restricted shares (*)	-	589	-	-

Adjusted weighted average shares for diluted (loss) earnings per share	67,997	67,488	67,550	64,808

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

    For the three and nine months ended October 1, 2011 and October 2, 2010, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Stock options	4,937	1,760	4,937	4,640
Unvested restricted shares and units	2,353	160	2,353	1,811

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2010 and October 1, 2011:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Former-auction corporate debt security (2)	$1,624	$2,960	$2,960	$-	$-
Auction Rate Securities
Corporate Debt (2)	726	1,199	-	-	1,199
Preferred Equity	2,404	3,110	-	-	3,110
State and Municipal Debt (2)	1,419	1,695	-	-	1,695
Total at December 31, 2010	$6,173	$8,964	$2,960	$-	$6,004

Fixed Income Securities (3)	$37,781	$37,714	$37,714	$-	$-
U.S. Government Agency debt securities (3)	10,165	10,155	10,155	-	-
Former-auction corporate debt security (2)	1,667	2,850	2,850	-	-
Auction Rate Securities
Corporate Debt (2)	753	1,309	-	-	1,309
Preferred Equity	2,404	3,245	-	2,482	763
State and Municipal Debt (2)	1,415	1,735	-	1,735	-
Total at October 1, 2011	$54,185	$57,008	$50,719	$4,217	$2,072

(1)	Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2)	Available for sale debt securities with contractual maturities in excess of 10 years.
(3)	Available for sale debt securities with contractual maturities of 2 years or less.

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

    At October 1, 2011, ARS market information in certain cases was insufficient to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

    During 2008, a corporate debt ARS position with a face value of $4,000 was exchanged for the underlying 30 year notes due 2037 (former-auction corporate debt security). At October 1, 2011, the Company values this security on a Level 1 basis, with a fair value of $2,850. Interest income of $44 and $136 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the three and nine month periods ended October 1, 2011, respectively. In 2010, interest accretion of $392 was recorded in the fourth quarter.

    The Company considers it more likely than not that it will sell its existing and former-auction debt securities prior to a recovery in valuation.

    For the three and nine months ended October 1, 2011, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended October 1, 2011
	State & Municipal Security (a)	Corporate Debt Security (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2011	$1,695	$1,199	$3,110	$6,004
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended April 2, 2011	53	9	-	62
- quarter ended July 2, 2011	22	9	-	31
- quarter ended October 1, 2011	-	9	-	9
Included in other comprehensive income(loss)
- quarter ended April 2, 2011	(22)	84	97	159
- quarter ended July 2, 2011	54	187	216	457
- quarter ended October 1, 2011	-	(188)	(95)	(283)
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions
- quarter ended April 2, 2011	(100)	-	-	(100)
- quarter ended July 2, 2011	-	-	-	-
- quarter ended October 1, 2011	-	-	-	-
Settlements	-	-	-	-
Transfers in and/or out of Level 3 (d)
- quarter ended April 2, 2011	-	-	-	-
- quarter ended July 2, 2011	(1,702)	-	(2,565)	(4,267)
- quarter ended October 1, 2011	-	-	-	-
Balance at October 1, 2011	$-	$1,309	$763	$2,072

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to Level 3 assets still held at the reporting date
- as of April 2, 2011	23	9	-	32
- as of July 2, 2011	-	9	-	9
- as of October 1, 2011	-	9	-	9
Level 3 securities held at October 1, 2011:
Face value	-	$2,500	$3,125	$5,625
Financial ratings	-	A	A2 & NR
Weighted average interest rate (*)	-	2.0%	1.9%	2.0%
Maturity date	-	2036	N/A
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
(d) In the second quarter of 2011, the Company transferred its state and municipal debt security and closed-end preferred security from Level 3 to Level 2 after having assessed external valuations and observing sustained trading in similar securities.

    For the three and nine month period ended October 2, 2010, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended October 2, 2010
	State & Municipal Security (a)	Corporate Debt Security (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2010	$1,805	$1,106	$3,703	$6,614
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended April 3, 2010	38	-	-	38
- quarter ended July 3, 2010	38	-	265	303
- quarter ended October 2, 2010	38	-	-	38
Included in other comprehensive income(loss)
- quarter ended April 3, 2010	37	23	42	102
- quarter ended July 3, 2010	23	(11)	(122)	(110)
- quarter ended October 2, 2010	108	(22)	(35)	51
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions
- quarter ended April 3, 2010	(100)	-	-	(100)
- quarter ended July 3, 2010	(100)	-	(875)	(975)
- quarter ended October 2, 2010	(100)	-	-	(100)
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at October 2, 2010	$1,787	$1,096	$2,978	$5,861

5.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	October 1, 2011	December 31, 2010

Raw materials	$4,190	$3,615
Work in process	9,078	10,792
Finished goods	7,713	6,327
Total	$20,981	$20,734

6.    BENEFIT FROM INCOME TAXES

    The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the three month period ended October 2, 2010, the Company finalized and filed the R&E claim as part of its 2009 federal tax return and subsequently received cash of $297 for the R&E credits. Such refund was recorded as a benefit from income taxes during the third quarter of 2010.

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

    The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Amortization of restricted stock	$1,698	$1,948	$6,584	$5,609
Amortization of ESP Plan	100	200	500	600
Amortization of stock option awards	432	275	1,212	1,075
Total stock based compensation	$2,230	$2,423	$8,296	$7,284

By Financial Statement line item
Cost of sales	$400	$590	$1,603	$1,752
Research and development expenses	512	879	2,785	2,562
Selling and administrative expenses	1,318	954	3,988	2,970
Restructuring charge	-	-	(80)	-

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

    Stock based compensation for the nine months ended October 1, 2011 includes $684 for equity awards associated with the management separation charge recorded during the first quarter of 2011.

Restricted Stock and Stock Option Awards

    The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of six months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2010 to October 1, 2011 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2010	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	2,009	4.33	121	5.08
Shares vested/options exercised	(279)	9.74	(1,338)	3.56	(758)	1.99
Forfeited/expired	(179)	11.66	(39)	4.16	(527)	12.90
Balance at December 31, 2010	180	$8.39	1,460	$4.49	4,143	$4.96
Granted	-	-	2,525	5.97	1,063	3.29
Shares vested/options exercised	(179)	8.38	(1,233)	5.13	(139)	2.32
Forfeited/expired	(1)	9.72	(399)	6.03	(130)	11.28
Balance at October 1, 2011	-	-	2,353	$5.48	4,937	$4.50

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

    Stock based compensation for the nine months ended October 1, 2011 includes $684 for equity awards associated with the management separation charge recorded during the nine months ended October 1, 2011.

As of October 1, 2011

Unrecognized stock based compensation cost
Option plans	$2,358
Restricted stock	$9,652
Weighted average remaining recognition period
Option plans	2.1 years
Restricted stock	2.2 years

Stock options outstanding at October 1, 2011 are summarized as follows:

Range of exercise prices	Outstanding Options at October 1, 2011	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at October 1, 2011	Weighted average exercise price

$1.39 - $2.03	2,055	3.3	$1.99	1,876	$1.99
$2.08 - $3.84	1,325	8.1	$3.17	271	$2.89
$4.15 - $8.79	664	4.0	$6.61	569	$6.82
$8.84 - $18.98	893	3.6	$10.71	893	$10.71

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the nine month periods ended October 1, 2011 and October 2, 2010 were (excludes the aforementioned LTI option grants):

	Nine months ended
	October 1, 2011	October 2, 2010
Stock option awards:
Risk-free interest rate	2.2%	2.6%
Expected volatility	65%	85%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.85	$3.26

ESP Plan:
Risk-free interest rate	0.1%	0.3%
Expected volatility	61%	61%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.75	$1.44

    For equity awards with expected terms of greater than one year, the assumption for expected volatility is based on a combination of implied and historical volatility, whereas for equity awards with an expected term of one year or less, the assumption is solely based on the Company’s historical volatility.

8.    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  By an Opinion and an Order dated September 30, 2011, the District Court dismissed with prejudice plaintiffs' Second Amended Complaint.  On October 27, 2011, plaintiffs filed with the District Court a notice of appeal to the United States Court of Appeals for the Third Circuit from the District Court's September 30, 2011 Opinion and Order.

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

    We focus on leveraging our technological knowledge and advantages to be a leading technology-enabler via innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines bipolar amplifying structures and pHEMT RF switches on the same die, provides us with a competitive advantage in the marketplace.  Additionally, we believe proprietary designs of our HELP™ (High Efficiency at Low Power) power amplifiers provide our customers a technical advantage by delivering performance required for 3G and 4G devices with lower battery power consumption and longer use time than comparable products in these markets.

    Revenue during the third quarter of 2011 increased in comparison to the second quarter of 2011 principally due to increased wireless product demand which more than offset reductions at one of our largest wireless customers. Our decline in revenue from that customer began in the second quarter of 2011 and resulted from certain of their programs reaching end of life and a loss in market share related to the customer’s change in chipset suppliers that do not utilize our power amplifiers.

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

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.1%	63.7%	77.9%	65.8%

Gross margin	18.9%	36.3%	22.1%	34.2%
Research and development expenses	26.7%	21.7%	30.0%	23.8%
Selling and administrative expenses	19.8%	11.6%	20.7%	13.4%
Restructuring and impairment (recovery) charges	-	-	0.9%	(1.1)%

Operating (loss) income	(27.6)%	3.0%	(29.5)%	(1.9)%
Interest income	0.4%	0.2%	0.4%	0.2%
Interest expense	-	(0.1)%	-	(0.1)%
Other income, net	0.3%	0.2%	0.1%	0.3%

(Loss) income before income taxes	(26.9)%	3.3%	(29.0)%	(1.5)%
Benefit from income taxes	-	(0.4)%	-	(0.2)%
Net (loss) income	(26.9)%	3.7%	(29.0%)	(1.3)%

    NET SALES.  Net sales decreased 39.2% during the third quarter of 2011 to $37.3 million from $61.3 million in the third quarter of 2010.  For the nine months ended October 1, 2011, net sales were $116.3 million, a 25.7% decrease from net sales of $156.5 million for the nine months ended October 2, 2010.

    Sales of integrated circuits for wireless applications decreased 38.3% during the third quarter of 2011 to $27.9 million from $45.2 million in the third quarter of 2010.  For the nine months ended October 1, 2011, net sales of integrated circuits for wireless applications decreased 21.2% to $89.7 million from $113.9 million for the nine months ended October 2, 2010. These decreases in sales were primarily due to decreased demand in our WCDMA cellular device markets.

    Sales of integrated circuits for broadband applications decreased 41.8% during the third quarter of 2011 to $9.3 million from $16.1 million in the third quarter of 2010. For the nine months ended October 1, 2011, net sales of integrated circuits for broadband applications decreased 37.6% to $26.6 million from $42.6 million for the nine months ended October 2, 2010.  These decreases in sales were primarily due to decreased demand from cable set-top box and WiMax applications.

    GROSS MARGIN. Gross margin during the third quarter of 2011 decreased to 18.9% of net sales from 36.3% of net sales in the third quarter of 2010.  For the nine months ended October 1, 2011, gross margin decreased to 22.1% from 34.2% for the nine months ended October 2, 2010.  These decreases in gross margin were primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 25.4% during the third quarter of 2011 to $9.9 million from $13.3 million during the third quarter of 2010. Company sponsored research and development expenses for the nine month period ended October 1, 2011 decreased 6.6% to $34.9 million from $37.3 million during the nine month period ended October 2, 2010. The decreases arose from the third quarter comparison and resulted from improved controls over our key projects and lower stock-based compensation and recruitment expense.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 3.7% during the third quarter of 2011 to $7.4 million from $7.1 million during the third quarter of 2010, principally due to increased stock compensation. Selling and administrative expenses for the nine month period ended October 1, 2011 increased 15.0% to $24.1 million from $21.0 million during the nine month period ended October 2, 2010. A management separation charge of $2.1 million is included in the first quarter of 2011.

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

    BENEFIT FROM INCOME TAXES.   The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the third quarter of 2010, the Company finalized and filed its R&E claims as part of its 2009 Federal tax return and subsequently received cash of $0.3 million. Such refund was recorded as a benefit from income taxes during the third quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 1, 2011, we had $43.6 million in cash and cash equivalents and $57.0 million in short and long-term marketable securities.

    Operating activities used $2.0 million in cash during the nine month period ended October 1, 2011, primarily as a result of our operating results adjusted for non-cash expenses, offset by $9.7 million of cash generated by reducing working capital. Investing activities, consisting principally of net purchases of marketable securities of $48.0 million and purchases of fixed assets of $4.2 million, used $51.9 million of cash during the nine month period ended October 1, 2011. Financing activities provided $0.3 million of cash proceeds received from stock option exercises.

    We had unconditional purchase obligations at October 1, 2011 of approximately $2.7 million.

    Within our $57.0 million in marketable securities at October 1, 2011, we held a total of $37.7 million of fixed income securities, $10.2 million of U.S. government agency debt securities, $6.3 million of auction rate securities (ARS), and $2.8 million as a former-auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS are generally financial instruments of long-term duration with interest rates that are reset in short intervals through auctions. During the second half of 2007 and first quarter of 2008, auction rate corporate, state and municipal debt, and preferred securities failed to auction due to sell orders exceeding buy orders. When there is insufficient demand for the securities at the time of an auction and the auction is not completed, the interest rates reset to predetermined higher rates (default rates). While certain issuers have redeemed certain of their ARS since 2008, the market remains constrained by illiquidity and the lack of free trading. The funds associated with the remaining failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

    In May 2011, the FASB issued new guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Adoption of this guidance, effective for interim and annual periods beginning on or after December 15, 2011, is not expected to have a material impact on our consolidated financial statements.

    In June 2011, the FASB issued new guidance on the presentation of other comprehensive income (OCI).  This guidance requires presentation of the components of net income and OCI either as one continuous statement or as two consecutive statements.  It eliminates the option to present the components of OCI as part of the statement of stockholders’ equity. Adoption of this guidance, effective for interim and annual periods beginning after December 15, 2011, is not expected to have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors. Such factors include, but are not limited to, those risk factors listed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and in this quarterly report on Form 10-Q. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of October 1, 2011, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 1, 2011.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    See Note 8 - Legal Proceedings to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for legal proceedings disclosure that amends the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.  RISK FACTORS

    Except as supplemented by the third paragraph below, there have been no changes to the risk factors noted in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

“We face risks from failures in our manufacturing processes and the processes of our vendors.

    The fabrication of integrated circuits, particularly those made of GaAs, is a highly complex and precise process. Our integrated circuits are primarily manufactured on wafers made of gallium arsenide (GaAs) requiring multiple process steps.  It requires production in a highly controlled, clean environment.  Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, downtime on equipment, human error, interruptions in electrical supply or a number of other factors can cause a substantial interruption in our manufacturing processes.  Moreover, our manufacturing process is subject to fluctuations in our demand and fab utilization. In an environment of increasing manufacturing output and personnel to satisfy increasing demand, we may incur manufacturing disruptions limiting supply to customers.

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

    We have a subcontractor relationship with a qualified broadband assembly supplier located in the recent flood zone in Thailand whose operations have been suspended as a result of the unprecedented floods.  We, together with our subcontractor and customers for those broadband products are working together to undertake recovery efforts for inventory and equipment and to qualify alternate subcontractor supply.  In the event we are unable to supply our customers with the broadband components previously assembled by our subcontractor on a timely basis, such customers may seek alternative suppliers. In addition, the flooding has caused damage to a number of other manufacturing and assembly facilities in Thailand which may manufacture and assemble components for our wireless and broadband customers. The failure of such customers to obtain the components necessary for the manufacture of their products, could cause a delay or reduction in orders for our broadband  and wireless products, regardless of our ability to make timely delivery of our components.

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

    We also depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products, and thereby, our results of operations."

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

Dated: November 7, 2011