Form 10-K
ANADIGICS INC
filed 2012-03-15
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes /X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. /X /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer / / Accelerated filer / X / Non-accelerated filer (Do not check if a smaller reporting company) / /  Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of July 2, 2011 was approximately $215 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of March 2, 2012 was 69,877,065 (excluding 114,574 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2012 annual meeting of shareholders (Part III).

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

PART I

ITEM 1. BUSINESS.

Overview

    ANADIGICS, Inc. (“we” or the “Company”) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include radio frequency (RF) power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated front end modules (FEMs).  We believe that we are well-positioned to capitalize on the high growth and convergence occurring in the voice, data and video segments of the broadband wireless and wireline communications markets.  Our RF power amplifier products enable mobile handsets, datacards and other devices to access third and fourth generation (3G and 4G) wireless networks utilizing international standards including LTE (Long Term Evolution), WCDMA (Wideband Code Division Multiple Access), HSPA (High Speed Packet Access), CDMA (Code Division Multiple Access), EVDO (Evolution Data Optimized) and WiMAX (Worldwide Interoperability for Microwave Access).  Our WiFi products enable connectivity for wireless mobile devices and other computing devices.  Our CATV (Cable Television) products enable fixed-point, wireline broadband communications over CATV infrastructure as well as cable modem and set-top box products.  Our Wireless infrastructure products support operator commitments worldwide to optimize the increasing demands for subscriber data through deployment of new small-cell base stations as part of a heterogeneous network.

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

   We expect our business will benefit in the long-term from three key factors: (1) accelerated use and growth in the established markets for 3G, 4G and CATV and Wireless infrastructure products, (2) increasing penetration of newer-generation wireless and wireline broadband communications technology into developing markets worldwide, and (3) an increased demand for our solutions within the latest-generation products in these end markets. We believe that in the long run the combination of these factors will enable us to outpace the overall end product unit growth in these broadband wireless and wireline communications markets.  For example, multiple higher-performance PAs are required in new 3G and 4G wireless handsets and smartphones in order to access higher-speed wireless broadband data services being deployed in markets around the world.  In addition, changes in network architectures necessary to accommodate a more data-centric usage model demand new types of small-cell wireless base station products that require RF amplifiers better optimized for power efficiency. The greater complexity and more demanding performance required of the infrastructure and subscriber equipment needed for evolving networks, coupled with our product compatibility on several leading reference designs allows us to capitalize on the growth in the 3G and 4G markets.  We believe our new MMIC and hybrid line amplifier products will expand our addressable share of the CATV infrastructure market and we further believe that our infrastructure business will continue to benefit from the adoption of 1 GHz CATV systems worldwide as well as green initiatives focused on reducing power consumption.

    We leverage our technological knowledge and advantages to be a leading technology-enabler via innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines bipolar amplifying structures and pHEMT RF switches on the same die, coupled with our three level metal interconnect process provides us with a competitive advantage in the marketplace.  Additionally, we believe proprietary designs of our HELP™ (High Efficiency at Low Power) power amplifiers when combined with higher efficiency at high output power provide our customers a competitive advantage by delivering performance required for 3G and 4G devices with lower battery power consumption and longer use time than comparable products in these markets.

Industry Background

Wireless 3G and 4G Market

    The number of wireless handsets designed for 3G and 4G standards like CDMA/EVDO, WCDMA/HSPA and LTE is expected to grow significantly faster than the overall market as these standards become dominant over the next several years.  According to the February 2012 report from Strategy Analytics, annual shipments of all types of 3G and 4G cellular terminals are forecast to grow from 1,057 million units in 2011 to 2,137 million units by 2016, a compound annual growth rate of 15.1%.  As a qualified PA supplier to top-tier handset manufacturers such as Samsung Electronics Co. Ltd (Samsung), Huawei, ZTE Corporation, Research in Motion (RIM), and LG Electronics, we believe we are well positioned to benefit from the continuing transition to 3G and 4G wireless technologies.

    Traditionally, the chipset in a wireless handset required one or two power amplifiers.  As wireless operators acquire additional frequency licenses to deploy 3G and 4G networks, requirements for mobile devices that can operate in multiple bands has increased demand for power amplifiers in handsets, datacards and wireless modems.  These wireless devices also require PAs with higher power and better linearity to meet more demanding performance specifications.

The key drivers of growth in the wireless handset market are:
•	Deployment of 4G networks and services.
•	Expansion of 3G footprint and subscriber base in emerging markets.
•	New features and applications to drive replacements in established markets.
•	Increased demand for smartphones and converged wireless devices such as tablet computers.
•	Convergence of voice, data and video services.

    Wireless handsets and mobile data devices utilize a semiconductor chipset to enable communication with the network.  Key components of a wireless semiconductor chipset include a baseband, transceiver and one or more power amplifiers.  Each PA boosts the transmitter RF output to deliver enough signal power to enable connection with the radio access network for voice and data throughput.  As additional features and functionality are incorporated into wireless handsets to leverage the higher network data rates that enable applications such as high speed data and streaming video services, increasing demands are placed on the handset battery, thereby reducing battery life.  The high-performance PA is a critical component in the handset because it directly affects battery life in both talk and data modes.  We believe our manufacturing processes and design technologies such as HELP™ combined with high efficiency at high output power provide a competitive advantage by enabling us to provide PAs that consume less battery power and extend use time.

    In addition to wireless handsets and datacards, 3G and 4G capabilities are increasingly being embedded in tablets and in equipment designed for machine-to-machine (M2M) communication including automotive applications.  We are a leading enabler in this market through the use of our power amplifiers in industry standard reference designs and in embedded wireless modules manufactured by leading original equipment manufacturers (OEM) providers to this growing market.

    The 4G LTE wireless standard continues to gain momentum worldwide, as commercial mobile broadband wireless networks that use OFDM modulation technology continue deployment.  We supply LTE PAs to many equipment makers, and believe that our relationships with leading LTE equipment and chipset vendors, in conjunction with our strong product portfolio position us to enable high-speed data and internet connectivity in these 4G networks.

    LTE is the 4G standard most widely adopted by the GSM (Global System for Mobile Communications) operators’ community.  A survey by the GSA (GSM Suppliers Association) in January 2012 identified 285 operators in 93 countries who are investing in the technology, with 49 LTE networks already launched and another 59 operators engaged in test, study or trial. According to the GSA, LTE has become the fastest developing mobile system technology ever.  The rapid increase in wireless broadband data traffic is driving the interest in deploying LTE as quickly as possible.   ANADIGICS long-standing business relationships with key players in the LTE ecosystem position us well to benefit from the developing demand for LTE-capable power amplifiers as more networks are deployed.

    A defining benefit of 3G and 4G networks is their ability to provide higher data rate connectivity, in support of data-intensive applications such as large file transfer, streaming video, and other multimedia services.  It is anticipated that with today's network architectures, a growing consumer demand for these types of applications will quickly limit user capacity.  More prolific use of small-cell base stations in wireless networks will increase coverage and user capacity, and maintain a satisfying user experience.  Our manufacturing processes and design technologies enable us to provide PAs optimized for new small-cell wireless infrastructure equipment that will support this transition in wireless networks. Further, WiFi data and video access is taken for granted in today’s wireless world and we offer products that enable connectivity to a great range of wireless mobile devices. The desire for increased functionality and use of multi-band applications continues and our products meet these more sophisticated demands. Our expertise and relationships with key industry participants position us to provide enabling WiFi PAs addressing these advanced demands including the emerging 802.11ac standard.

Cable Set-Top Box and Cable Modem Markets

    The markets for CATV set-top boxes and cable modems are being shaped by several key trends.  Set-top boxes are incorporating advanced functionality, to leverage the convergence of voice, data and video services over the broadband network, such as DVR, HDTV, wireless internet access, interactive services, home networking and gaming.  These new features are driving demand for both new and replacement set-top boxes, including a transition to home gateways with support of Internet Protocol Television (IPTV).  Unlike a traditional set-top box, IPTV does not require a tuner in order to access video content.  Cisco Systems Inc. (Cisco) and Motorola, Inc., both long-time customers of ANADIGICS for set-top box components, are prominent suppliers of home gateway products that will eliminate the need over time for our tuner and splitter products.

    As the cable modem market transitions to the DOCSIS 3.0 standard, we believe it will provide additional opportunity for our upstream amplifier products.  The DOCSIS 3.0 standard uses multiple channels simultaneously and higher RF power levels to provide wider bandwidth and higher data throughput than previous technologies, and we believe that we are well positioned to support this market opportunity.

CATV Infrastructure

    We are a leading supplier of 12V and 24V line amplifier radio frequency integrated circuit (RFIC) amplifiers to the CATV infrastructure market.  This market shows continuing demand for equipment upgrades as a result of increasing CATV infrastructure bandwidth requirements, the need of cable service providers to offer converged voice, data and video services over their broadband networks, and the continued deployment of CATV fiber nodes.  We are participating in these upgrades in established markets and benefitting from the rollout of digital cable in China and parts of Europe.  We anticipate that new line amplifier products in industry-standard packages will expand our addressable market for CATV infrastructure. These include our traditional GaAs-based and new GaN (Gallium Nitride)-based products.  Historically, we have enjoyed long product life cycles in these markets.

Our Strategy

Our objective is creating value through innovative RF solutions that enable instantaneous connectivity anytime, anywhere.  The key elements of our strategy include:

•
Expand our serviceable available market (SAM) by developing new product families within both the wireless user equipment and wireless infrastructure market segments. These products include multi-mode multi-band power amplifiers (MMPA), dual band power amplifier duplexers (PAD) and small-cell wireless infrastructure power amplifiers.  The MMPA also integrates a quad-band power amplifier for GSM/EDGE (2/2.5G), adding additional content to our SAM.

•
Expand share in the highest-growth end markets of broadband wireless communications and the CATV Infrastructure market. We target the fastest-growing segments of the wireless communications markets that demand the highest performance. These segments are wireless handsets and small-cell infrastructure.  In addition, we expect to increase share in the CATV Infrastructure market by expanding the line amplifier product offering in RFIC and industry standard packages.  We believe these markets offer the largest growth opportunity to create and extract value.

•
Bring patented innovative RF technology to industry-leading products. Our longstanding commitment to innovation in process technology and design has resulted in best-in-class RF products. ANADIGICS new PA architecture creates a competitive advantage by combining the lowest average talk-time current in the industry with high efficiency in high power mode for data only applications in 4G LTE.  Power amplifier products leveraging this new architecture provide a performance advantage that helps our customers deliver differentiated products to market at a competitive price.

•
Work closely with industry-leading customers and partners. We endeavor to develop close relationships with industry leaders in the wireless and broadband markets to create value. These relationships support our technology road-maps and give insight into the most important specifications for next-generation products.

•
Build upon our operational excellence and further realize economies of scale. Delivering leading technology products in volume requires expert execution and results in long-term value add for our entire value chain, most importantly our customers. We will focus on reducing our product cost structure by leveraging our three level metal inter layer dielectric process, conversion to lower cost metallization and implementation of flip-chip technology.  Business growth, driven by increased unit volume with high quality is critical to semiconductor companies and consistent with our long-term business strategy.

•
Incorporate additional and flexible capacity through co-operation and partnerships. Leveraging third-party capabilities to supplement our existing manufacturing capabilities supports our ability to grow scale while limiting costly further capital investment in manufacturing. These capabilities encompass GaAs, GaN and CMOS wafer fabrication, assembly, packaging and test technologies.

•
Improvements to our financial model via increased growth.  Over the long term, we seek to increase our gross margins and profitability by focusing on products for markets in which we can achieve a strong competitive position.  This is achieved by demonstrating technological innovation and leadership, by growing share and volumes and by controlling the growth in our expenses.  Consequently, we intend to focus on supplying products in the following markets:  (1) user equipment for networks based on 3G and 4G standards including LTE, CDMA/EVDO, WCDMA/HSPA, UMTS and WiMAX and (2) CATV and Wireless infrastructure amplifiers.  Additionally, over the long term, we expect to grow research, development and sales expenses at rates slower than our revenue and gross margins growth rates to enable a leveraged increase in profitability dollars and return on revenue percentage.

Products

    We classify our revenues based upon the end application of the product in which our integrated circuits are used.  For the years ended December 31, 2011, 2010 and 2009, wireless accounted for approximately 78%, 74% and 66%,  respectively, of our total net sales, while broadband accounted for approximately 22%, 26% and 34%, respectively, of our total net sales.

Wireless

    Our Wireless product line includes power amplifier modules for CDMA/EVDO, GSM/EDGE, WCDMA/HSPA, LTE and other wireless technologies for mobile handsets and data devices. The following table describes our principal products for these applications:

Product	Application
Power Amplifier (PA)	Used in RF transmit chain of wireless handset, smartphone, datacard, or embedded module to amplify uplink signal to base station.
HELP™ PA Module (multiple versions)	ANADIGICS proprietary High Efficiency at Low Power PA design reduces PA average power consumption in LTE, WCDMA/HSPA and CDMA/EVDO devices.
Dual-band PA Modules	Two HELP™ PAs in a single package that enables operation in two different frequency bands at lower cost and with less board area versus single-band PAs.
Dual-band PA Duplexer Modules	Two HELP™ PAs and two duplexer filters in a single package that requires significantly less board area versus discrete PA and filter implementations.
Penta-band PA Modules	Five HELP™ PAs in a single package that enables operation in five different frequency bands at lower cost and significantly less board area versus discrete PA implementations.
Quad-band PA Modules	GSM-EDGE PAs that enable operation in GSM frequencies worldwide.
MMPA Modules	GSM-EDGE and CDMA/WCDMA/LTE PAs in a single package that enables operation in different frequency bands at lower cost and with less board area versus single-band PAs.

Broadband

    Our Broadband product line encompasses video, voice and data telecommunications systems, consisting of CATV, Wireless Infrastructure and WiMAX/WiFi applications.

The following table outlines our principal Broadband products and their applications:

Product	Application

CATV Infrastructure Products
GaAs and GaN Line Amplifiers	Used to distribute RF signals from headends to subscribers.
75 Ohm Gain Block Amplifiers	Used to amplify RF signals at intermediate points in the CATV network and at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for Fiber-To-The-Premises and FiOS.

Wireless Infrastructure Products
Power Amplifiers	Used in RF transmit chain of small-cell base stations to amplify the downlink signal to the user equipment (i.e. picocells, femtocells).

CATV Set-Top Box and Cable Modem Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.
Upstream Amplifiers	Used to amplify and control the level of signals in the return path.

WiMAX, LTE and WiFi Products
Mobile WiMAX and LTE PAs	Used in RF transmit chain of handsets, smartphones, datacards, or embedded modules to amplify uplink signal to base station.
Fixed Point WiMAX PAs	Used in RF transmit chain of Consumer Premises Equipment (CPEs) and femtocells.
Wi-Fi PAs and Front End ICs (FEIC)	Used in RF transmit and receive chains in embedded notebooks, access points and wireless mobile devices.

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

    We believe that the technical nature of our products and markets demands an unwavering commitment to building and maintaining close relationships with our customers.  Our sales and marketing staff, which are assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis.  Our design and applications engineering staff actively communicate with customers during all phases of design and production.  We have highly specialized field application engineering teams in North America, Korea, Taiwan and China, located near key handset OEM’s and chipset providers.  We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

    We believe that reference-design manufacturers in the broadband wireless and wireline communications markets will continue to play an important role in the future of these markets.  Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to define products that are compatible with and provide value to their OEM manufacturers.

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

Manufacturing

    We fabricate substantially all of our ICs in our six-inch diameter GaAs wafer fab in Warren, New Jersey. Our 150mm (six-inch diameter) GaAs (Gallium Arsenide) wafer fabrication facility (fab) has been operational since 1999. Our Warren fab was first certified as ISO 9001 compliant in December 1993.  Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard.  In 2004, we also received ISO 14001 certification and remain certified.

    We have a strategic foundry agreement with WIN Semiconductors (Taiwan) to supplement our existing wafer fabrication capability and allow for additional and flexible capacity without the requisite capital investment. We have begun shipping certain new products that use this additional production and process capability.

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

    Modules allow our customers to get their product to market more rapidly at a lower overall end product cost due largely to reductions in parts count and required engineering effort.  We believe we are well positioned to address the shift toward more complex multi-chip modules because we possess both extensive process breadth (a key advantage, as modules typically incorporate numerous process technologies) and a large portfolio of RF expertise (e.g., PAs, switches, transceivers, and discretes).

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

Research and Development

    We have made significant investments in our proprietary processes, including product design, packaging and wafer fabrication, which we believe gives us a competitive advantage.  Research and development expenses were $45.0 million, $50.1 million and $46.0 million in 2011, 2010 and 2009, respectively. We continue to focus our research and development primarily on advanced PAs and front end modules for 3G and 4G wireless markets, Wireless infrastructure PAs, and CATV infrastructure line amplifiers in the broadband market.

    Further, we develop other components, for example silicon CMOS and GaN (Gallium Nitride) components, to support our PA module and other products.  We do not intend to manufacture this technology in-house, as we believe there will be adequate external foundry capacity available.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Customers

    Sales to RIM, Samsung and ZTE Corporation accounted for 22%, 19% and 13%, respectively, of total net sales during 2011. No other customer accounted for 10% or more of total net sales during 2011.  See “Risk Factors—We depend on a small number of customers; a loss of a customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.”

Employees

    As of December 31, 2011, we had 540 employees.

Competition

    We compete with U.S. and international semiconductor and integrated circuit manufacturers of all sizes.  Our key competitors are Avago Technologies Limited, RF Micro Devices, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc.

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

Patents, Licenses and Proprietary Rights

    It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs.  We own 74 U.S. patents and have 8 pending U.S. patent applications.  The U.S. patents were issued between 1995 and 2011 and will expire between 2013 and 2029.

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

    We have incurred substantial operating and net losses in the past, including 2011, and we expect to continue to incur losses in 2012. If economic conditions worsen or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

Our results of operations can vary significantly due to the cyclical nature of the semiconductor industry and our end markets.

    The semiconductor industry and our end markets have been cyclical, seasonal and subject to significant downturns.  Further, the industry can have limited visibility into customers’ forecasts and inventory levels. In past years, the industry has experienced periods marked by market weaknesses that created lower order demand, production overcapacity, high inventory levels, and accelerated declines in average selling prices for our products.  These factors negatively affected our financial condition and results of operations during these periods and may negatively affect our financial condition and results of operations in the future.

    Our results of operations also may be subject to significant quarterly and annual fluctuations.  These fluctuations are due to a number of factors, many of which are beyond our control, including, among others: (i) changes in end-user demand for the products manufactured with our products and sold by our customers; (ii) the effects of competitive pricing pressures, including decreases in average selling prices of our products; (iii) industry production capacity levels and fluctuations in industry manufacturing yields; (iv) levels of inventory in our end markets; (v) availability and cost of products from our suppliers; (vi) the gain or loss of significant customers; (vii) our ability to develop, introduce and market new products and technologies on a timely basis; (viii) new product and technology introductions by competitors; (ix) changes in the mix of products produced and sold; (x) market acceptance of our products and our customers; and (xi) intellectual property disputes.

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

    We have both increased capacity in and underutilized our manufacturing facility in recent years.  In years in which we had excess capacity, this excess capacity meant we incurred higher fixed costs for our products relative to the revenues we generate.  Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results.  If we fail to achieve and maintain acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed.  During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations.  We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed.  If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs, which would have an adverse effect on our results of operations. If we are unable to improve utilization levels and correctly manage capacity, the increased expense levels relative to revenue will have an adverse effect on our business, financial condition and results of operations.

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

    Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, distributors, reference design providers or other third parties with whom we have or may in the future have relationships.  If our competitors are able to strengthen existing, or establish new, relationships with these third parties they may rapidly acquire market share at our expense, which has occurred to some extent in the past when we were unable to fully meet customer demand due to capacity constraints.  We cannot assure you that we will be able to compete successfully against current and potential competitors.  Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our financial condition and results of operations.

We need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive.

    The markets for our products are characterized by rapid changes in both product and process technologies based on the continuous demand for product enhancements, higher levels of integration, decreased size and reduced power consumption.  Because the continuous evolution of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for our wireless products, we believe that our future success will depend, in part, upon our ability to continue to improve the efficiency of our products and process technologies and rapidly develop new products and process technologies.  The successful development of our products is highly complex and depends on numerous factors, including our ability to anticipate customer and market requirements and changes in technology and industry standards, our ability to differentiate our products from offerings of our competitors, and our ability to protect, develop or otherwise obtain adequate intellectual property for our new products.  If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economically acceptable alternative technology, our financial condition and results of operations could be materially and adversely affected.  This implementation may require us to modify the manufacturing process for our products, design new products to more stringent standards, and redesign some existing products, which may prove difficult for us and result in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful.

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

    Additionally, our operations may be affected by lengthy or recurring disruptions of operations at our production facility or those of our subcontractors.  These disruptions may include electrical power outages, fire, earthquakes, flooding, international conflicts, war, acts of terrorism, or other natural or man-made disasters.  Specifically, in the fourth quarter of 2011, one of our subcontractors was impacted by the floods in Thailand, resulting in a temporary interruption of supply.  Disruptions of our manufacturing operations could cause significant delays in our shipments unless and until we are able to shift the manufacturing of such products from an affected facility to another facility or the disruption is remedied.  Furthermore, many of our customers require that they qualify a new manufacturing source before they will accept products from such source.  This qualification process may be expensive and time consuming.  In the event of such delays, we cannot assure you that the required alternative capacity would be available on a timely basis or at all.  Even if alternative manufacturing capacity or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers.  We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing. In the event we are unable to supply our customers with products previously assembled by our subcontractors on a timely basis, such customers may seek alternative suppliers.

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

    Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. Our ability to complete acquisitions or alliances is dependent upon, and may be limited to, the availability of suitable candidates and capital.  In addition, acquisitions and alliances involve risks that could materially adversely affect our financial condition and results of operations, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies.  We cannot assure you that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all.  Further, any businesses that we acquire will likely have their own capital needs, which may be significant, and which we could be called upon to satisfy independent of the acquisition price.  Future acquisitions or alliances could result in the incurrence of debt, costs and contingent liabilities, all of which could materially adversely affect our financial condition and results of operations.  Any debt could subject us to substantial and burdensome covenants.  The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management.  If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our financial condition and results of operations could be materially adversely affected.  In addition, if we issue additional shares of our common stock in order to acquire another business, our stockholders’ interest in us, or the combined company, could be materially diluted. Further, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

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

We have implemented restructuring programs in the past and may need to again in the future.

    We implemented cost restructuring programs in the past, including in 2011. Such restructuring programs are costly to implement and may inadequately address the operating environment. No assurance can be given that the implementation of cost reduction programs will generate the anticipated cost savings and other benefits or that future or additional measures may be required. We could incorrectly anticipate the extent and term of the market decline and weakness for our products and services and we may be forced to restructure further or may incur future operating charges due to poor business conditions.

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

    In the future, we may need to access sources of financing to fund our growth.  Taking into consideration our combined cash and marketable securities balance of $93.6 million as of December 31, 2011, we believe that our existing sources of liquidity will be sufficient to fund our research and development, capital expenditures, working capital requirements, interest and other financing requirements for at least the next twelve months.

    However, there is no assurance that the capital required to fund these expenditures will be available in the future.  Conditions existing in the U.S. capital markets, as well as the then current condition of our company, will affect our ability to raise capital, as well as the terms of any financing.  We may not be able to raise enough capital to meet our capital needs on a timely basis or at all.  Failure to obtain capital when required could have a material adverse effect on us.

    In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital.  We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

 The liquidity and valuation of our investments in marketable securities could be affected by disruption in financial markets.

    We maintain investments in financial instruments including corporate debt obligations, auction rate securities, and government-related obligations, which included $6.0 million carrying value of auction rate securities at December 31, 2011. These investments must be supported by actively trading financial markets in order to be liquid investments. Financial markets can temporarily or permanently have an imbalance of buyers and sellers that can impact valuations and liquidity. Auction rate markets have experienced imbalances since late 2007 and may continue to be imbalanced. Such imbalances could negatively impact the fair value of our investments, requiring a charge against income as has occurred in the past, our access to cash and the liquidity of our marketable securities. We cannot assure you that our marketable securities could be sold for their carrying value or in our required time frame to support our intermediate term cashflow and liquidity needs.

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

We and certain of our directors are defendants in litigation and the outcome of these lawsuits may, to the extent not covered by insurance, negatively affect our financial condition, results of operations and cash flows.

    Since late 2008, the Company, a former officer and a former officer-director have been parties to a now consolidated putative securities class action lawsuit pending in the United States District Court for the District of New Jersey. This lawsuit alleges federal securities fraud claims and seeks unspecified damages arising out of the alleged non-disclosure of information concerning, among other things, manufacturing inefficiencies and customer demand.  Following plaintiffs’ submission of the Second Amended Complaint, filed on October 4, 2010, the alleged class period runs from February 12, 2008 through August 7, 2008.  By an Opinion and an Order dated September 30, 2011, the District Court dismissed with prejudice plaintiffs' Second Amended Complaint.  Plaintiff filed a notice of appeal to the United States Court of Appeals for the Third Circuit.  The appeal is pending.  In early 2009, two shareholders’ derivative lawsuits were filed in New Jersey Superior Court against the Company, as a nominal defendant, and certain of its current and former directors, alleging state law claims and seeking unspecified damages arising out of the same events at issue in the putative class action lawsuits.  Neither the putative class action lawsuits nor the shareholders’ derivative lawsuits have yet advanced beyond the preliminary procedural stages.  (See “Item 3. Legal Proceedings” for additional details on these cases and related matters.)

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

    We also lease approximately 41,500 square feet in aggregate of office space in the following locations: Atlanta, Georgia; Tyngsboro, Massachusetts; Richardson, Texas; San Diego, California; Taipei, Taiwan; Aalborg, Denmark; China; South Korea; and Japan under lease agreements with remaining terms ranging from one month to seven years that can be extended, at our option.

ITEM 3. LEGAL PROCEEDINGS.

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a former officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  By an Opinion and an Order dated September 30, 2011, the District Court dismissed with prejudice plaintiffs' Second Amended Complaint.  On October 27, 2011, plaintiffs filed with the District Court a notice of appeal to the United States Court of Appeals for the Third Circuit from the District Court's September 30, 2011 Opinion and Order.  The appeal is pending.

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

	High	Low
Calendar 2011
Fourth Quarter	$2.90	$1.92
Third Quarter	3.44	2.12
Second Quarter	4.51	2.82
First Quarter	8.20	3.96

Calendar 2010
Fourth Quarter	$7.90	$5.20
Third Quarter	6.25	3.55
Second Quarter	5.44	3.40
First Quarter	5.02	3.41

    As of December 31, 2011, there were  69,279,551 shares of Common Stock outstanding (excluding shares held in Treasury) and 244 holders of record of the Common Stock.

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

    See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from our audited financial statements, as adjusted for discontinued operations, that are not included herein or incorporated by reference herein. The Company sold the majority of the operating assets of Telcom Devices Inc, (Telcom, a wholly-owned subsidiary of the Company) on April 2, 2007 and effectively ceased Telcom’s operations. Accordingly, the financial results and position of Telcom have been classified as discontinued operations in the 2007 financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2011	2010	2009	2008	2007
RESULTS OF OPERATIONS
Net sales	$152,827	$216,714	$140,484	$258,170	$230,556
Gross profit	31,103	75,845	20,158	78,587	78,788
Operating (loss) income from continuing operations	(50,119)	(535)	(55,323)	(38,267)	2,078
(Loss) income before income taxes	(49,323)	963	(57,404)	(41,872)	6,916
Benefit from income taxes	-	(297)	(321)	-	-
Net (loss) income from continuing operations	(49,323)	1,260	(57,083)	(41,872)	6,916

(Loss) earnings per share from continuing operations:
Basic	$(0.73)	$0.02	$(0.92)	$(0.70)	$0.13
Diluted	$(0.73)	$0.02	$(0.92)	$(0.70)	$0.12

BALANCE SHEET DATA:
Total cash and marketable securities	$93,578	$106,093	$92,526	$145,724	$176,812
Total assets	188,801	233,812	214,452	303,777	333,461
Total capital lease obligations	-	-	-	-	-
Current portion of long-term debt	-	-	-	38,000	-
Long-term debt	-	-	-	-	38,000
Total stockholders’ equity	166,525	202,964	189,058	230,008	250,106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  Our products include RF power amplifiers, tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as FEM’s.  We believe that we are well-positioned to capitalize on the high growth and convergence occurring in the voice, data and video segments of the broadband wireless and wireline communications markets. Our RF power amplifier products enable mobile handsets, datacards and other devices to access 3G and 4G wireless networks utilizing international standards including LTE, WCDMA, HSPA, CDMA, EVDO and WiMAX.  Our WiFi products enable connectivity for wireless mobile devices and other computing devices.  Our CATV products enable fixed-point, wireline broadband communications over CATV infrastructure as well as cable modem and set-top box products. Our Wireless infrastructure products support operator commitments worldwide to optimize the increasing demands for subscriber data through deployment of new small-cell base stations as part of a heterogeneous network.

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

    We leverage our technological knowledge and advantages to be a leading technology-enabler via innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines bipolar amplifying structures pHEMT RF switches on the same die, coupled with our three level metal interconnect process provides us with a competitive advantage in the marketplace.  Additionally, we believe proprietary designs of our HELP™ power amplifiers when combined with higher efficiency at high output power provide our customers a competitive advantage by delivering performance required for 3G and 4G devices with lower battery power consumption and longer use time than comparable products in these markets.

    Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  In addition, we have a strategic foundry agreement with WIN Semiconductors of Taiwan to supplement our existing wafer fabrication capability and allow for additional and flexible capacity without the requisite capital investment.

    Our annual revenues decreased in 2011 after increasing in 2010 from 2009, as the Company experienced a decline in Wireless revenues resulting from a decline in revenue from one of our largest customers resulting from certain of their programs reaching end of life and their change in chipset suppliers that did not utilize our power amplifiers. We anticipate a decline in total revenues in the first quarter of 2012.

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

We have not made any material changes in our accounting methodology used to record revenue allowances for the years ended December 31, 2011, 2010 and 2009. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes in our accounting methodology used to create and maintain the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes to our inventory reserve methodology for the years ended December 31, 2011, 2010 and 2009.  We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or technological changes affect consumer demand we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves at December 31, 2011 would affect our consolidated financial statements for year then ended by approximately $0.6 million.

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

We have not made any material changes to our warranty reserve methodology for the years ended December 31, 2011, 2010 and 2009. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

While we have not made any material changes to our valuation methodology for the years ended December 31, 2011, 2010 and 2009, capital market expectations, liquidity and rates have fluctuated in the periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Stock-Based Compensation

We have a stock-based compensation plan which includes non-qualified stock options, share awards, and an employee stock purchase plan. See Note 10 of Item 8 for a discussion of our stock-based compensation programs. We determine the fair value of stock-based compensation for our non-qualified stock options and employee stock purchase plans at the date of grant using the Black Scholes options-pricing model. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the award, risk-free rate, the expected life and potential forfeitures of awards. Management periodically evaluates these assumptions and updates stock-based compensation expense accordingly.

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

We have not made any material changes in the accounting methodology we used to calculate stock-based compensation for the years ended December 31, 2011, 2010 and 2009.  We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine stock-based compensation expense.

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

We have not made any material changes in the accounting methodology we use to assess impairment loss for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, we evaluated fixed assets for impairment and performed a recoverability analysis.  The results of the analysis indicate that the assets are fully-recoverable.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may record material losses.

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

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We maintain a full valuation allowance on our deferred tax assets. Accordingly, we have not recorded a benefit or provision for income taxes other than for the refund of certain research and experimental tax credits during 2010.

We have not made any material changes in the accounting methodology we used to measure our deferred tax asset valuation allowance for the years ended December 31, 2011, 2010 and 2009. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to record our valuation allowances for deferred tax assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future taxable income, we may record material income tax benefits.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.6	65.0	85.7

Gross profit	20.4%	35.0%	14.3%
Research and development expense	29.5	23.1	32.7
Selling and administrative expenses	23.0	12.9	19.2
Restructuring and impairment (recovery) charges	0.7	(0.8)	1.8

Operating loss	(32.8%)	(0.2%)	(39.4%)
Interest income	0.4	0.4	0.8
Interest expense	-	(0.1)	(1.3)
Other income (expense), net	0.1	0.4	(0.9)

Income (loss) before income taxes	(32.3%)	0.5%	(40.8%)
Benefit from income taxes	-	(0.1)	(0.2)

Net income (loss)	(32.3%)	0.6%	(40.6%)

2011 COMPARED TO 2010

    NET SALES. Net sales for the year ended December 31, 2011 decreased 29.5% to $152.8 million, compared to net sales for the year ended December 31, 2010 of $216.7 million. The net sales decrease primarily resulted from a decrease in market demand for WCDMA cellular device markets and in Broadband from lower cable set-top box and WiMax applications’ demand.

    Net sales for the year ended December 31, 2011 of the Company’s wireless products decreased 25.3% to $119.5 million compared to net sales for the year ended December 31, 2010 of $159.9 million.  The decrease in sales was primarily the result of decreased demand in our WCDMA cellular device markets due to 1) declines at one of our largest customers due to certain products reaching end of life and their change in chipset providers that do not utilize our power amplifiers and 2) a decline in the market penetration of datacard products for embedded wireless connectivity.

    Net sales for the year ended December 31, 2011 of the Company’s broadband products decreased 41.3% to $33.3 million compared to net sales for the year ended December 31, 2010 of $56.8 million. The decrease in sales was primarily due to decreased demand from cable set-top box and WiMax applications.

    GROSS MARGIN. Gross margin for 2011 decreased to 20.4% of net sales, compared with 35.0% of net sales in the prior year. The decrease in gross margin was primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH & DEVELOPMENT. Company-sponsored Research and development (R&D) expenses decreased 10.1% during 2011 to $45.0 million from $50.1 million during 2010. The decrease resulted from improved controls over our key projects, lower labor costs and recruitment expense.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 25.6% during 2011 to $35.1 million from $28.0 million in 2010.  The increase was primarily due to management separation charges recorded in the first and fourth quarters of 2011 totaling $6.4 million.

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

    BENEFIT FROM INCOME TAXES.   The Housing and Economic Recovery Act of 2008 included the partial refund of certain carried-forward Research and Experimental (R&E) tax credits. During the third quarter of 2010, the Company finalized and filed its R&E claim as part of its 2009 Federal tax return and subsequently received cash of $0.3 million.  Such refund was recorded as a benefit from income taxes.

2010 COMPARED TO 2009

    NET SALES. Net sales for the year ended December 31, 2010 increased 54.3% to $216.7 million, compared to net sales for the year ended December 31, 2009 of $140.5 million. The net sales increase resulted from an increase in market demand, particularly for wireless products.

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

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2011 we had $32.7 million of cash and cash equivalents and $60.9 million in marketable securities.

    Operations used $8.2 million in cash during 2011, primarily as a result of our operating results adjusted for non-cash expenses, as reduced by $11.2 million of cash generated by reducing working capital.  Investing activities used $57.9 million of cash during 2011, consisting of net purchases of marketable securities of $52.4 million and net purchases of equipment of $5.8 million, as reduced by $0.3 million of proceeds on sale.  Financing activities provided $1.7 million of cash during 2011, consisting of proceeds received from the employee stock purchase plan and stock option exercises.

    At December 31, 2011, the Company had unconditional purchase obligations of approximately $3.0 million.

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

    The table below summarizes required cash payments as of December 31, 2011:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	12,363	2,886	4,472	4,676	329
Unconditional purchase obligations	3,041	3,041	-	-	-
Total contractual cash obligations	$15,404	$5,927	$4,472	$4,676	$329

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

    In May 2011, the FASB issued guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

    In June and December 2011, the FASB issued guidance on the presentation of other comprehensive income (OCI).  This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from OCI to net income on the face of the financial statements.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from OCI to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

    None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our cash and available-for-sale securities are exposed to changes in short-term interest rates. Our available-for-sale securities consist of fixed income securities, U.S. government agency debt securities, a corporate bond security and certain auction rate securities, the latter of which are discussed more specifically below. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change in an unfavorable direction. The magnitude of any gain or loss would be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

    At December 31, 2011, we held marketable securities with an estimated fair value of $60.9 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2011:

Estimated Principal Amount and Weighted Average Stated Interest Rate by Expected Maturity Value					Fair Value
($’s 000)	2012	2013	> 10 years	Total	($’s 000)

Principal	$24,040	$27,765	$14,525	$66,330	$60,883

Weighted Average Stated Interest Rates	2.82%	1.29%	1.61%	1.92%	-

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

    We invest the majority of our cash in money market funds, fixed income securities and U.S. government agency debt securities in order to protect principal, maintain liquidity as well as fund operations. Fluctuations in interest rates will affect the yield on monies invested by the Company. Such fluctuations can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

    All of our marketable securities are classified as available-for-sale and therefore reported on our balance sheet at market value. Within our $60.9 million in marketable securities at December 31, 2011, we held a total of $32.5 million of fixed income securities, $19.6 million of U.S. government agency debt securities, $6.0 million of auction rate securities (ARS), and $2.8 million as a former-auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS were a short-term cash management instrument used by the market and the Company prior to 2008. The instrument used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value. During the second half of 2007 and the first quarter of 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security.  To date, we have not realized any losses on ARS held by the Company or the notes received in exchange for an ARS, but have recognized other-than-temporary impairments of $8.2 million. The fair market values of certain of our ARS, when combined with the fair market values of our corporate debt security have subsequently increased by $2.5 million which was recorded to other comprehensive income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 15, 2012

 ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009

Net sales	$152,827	$216,714	$140,484
Cost of sales	121,724	140,869	120,326

Gross profit	31,103	75,845	20,158
Research and development expenses	45,037	50,120	45,969
Selling and administrative expenses	35,138	27,977	26,914
Restructuring and impairment (recovery) charges	1,047	(1,717)	2,598
	81,222	76,380	75,481

Operating loss	(50,119)	(535)	(55,323)

Interest income	576	784	1,134
Interest expense	(25)	(154)	(1,897)
Other income (expense), net	245	868	(1,318)

(Loss) income before income taxes	$(49,323)	$963	$(57,404)
Benefit from income taxes	-	(297)	(321)

Net (loss) income	$(49,323)	$1,260	$(57,083)

(Loss) earnings per share:
Basic	$(0.73)	$0.02	$(0.92)
Diluted	$(0.73)	$0.02	$(0.92)

Weighted average common shares outstanding used in computing (loss) earnings per share:
Basic	67,771	65,084	62,372
Diluted	67,771	67,554	62,372

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
Net (loss) income	$(49,323)	$1,260	$(57,083)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(143)	665	2,701
Foreign currency translation adjustment	-	(42)	(85)

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive (loss) income	(193)	(588)	-
Comprehensive (loss) income	$(49,659)	$1,295	$(54,467)

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$32,695	$97,129
Short-term marketable securities	24,127	-
Accounts receivable, net of allowance for doubtful accounts of $172 and $739 at December 31, 2011 and December 31, 2010, respectively	17,329	35,299
Inventories	19,733	20,734
Prepaid expenses and other current assets	3,198	3,319

Total current assets	97,082	156,481

Marketable securities	36,756	8,964
Plant and equipment
Equipment and furniture	199,908	205,493
Leasehold improvements	46,667	46,482
Projects in process	2,049	3,693
	248,624	255,668
Less accumulated depreciation and amortization	193,900	187,549
	54,724	68,119
Other assets	239	248
	$188,801	$233,812
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$11,905	$17,968
Accrued liabilities	7,946	10,191
Total current liabilities	19,851	28,159

Other long-term liabilities	2,425	2,689

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2011 and 2010, and 69,394 and 66,916 issued at December 31, 2011 and 2010, respectively	694	669
Additional paid-in capital	602,757	589,562
Accumulated deficit	(439,113)	(389,790)
Accumulated other comprehensive income	2,446	2,782
Treasury stock at cost: 115 shares at December 31, 2011 and 2010	(259)	(259)
Total stockholders’ equity	166,525	202,964
	$188,801	$233,812

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2008	63,424	$634	(114)	$(258)	$563,468	$(333,967)	$131	$230,008

Stock options exercised	49	1			101			102
Shares issued under employee stock purchase plan	729	7			1,006			1,013
Treasury share purchase			(1)	(1)				(1)
Restricted stock activity, net of forfeitures	315	3			(3)			-
Amortization of stock-based compensation					12,403			12,403
Other comprehensive income							2,616	2,616
Net loss						(57,083)		(57,083)

Balance, December 31, 2009	64,517	$645	(115)	$(259)	$576,975	$(391,050)	$2,747	$189,058

Stock options exercised	758	7			1,504			1,511
Shares issued under employee stock purchase plan	488	5			1,860			1,865
Restricted stock activity, net of forfeitures	1,153	12			(12)			-
Amortization of stock-based compensation					9,235			9,235
Other comprehensive income							35	35
Net income						1,260		1,260

Balance, December 31, 2010	66,916	$669	(115)	$(259)	$589,562	$(389,790)	$2,782	$202,964

Stock options exercised	441	4			931			935
Shares issued under employee stock purchase plan	384	4			767			771
Restricted stock activity, net of forfeitures	1,653	17			(17)			-
Amortization of stock-based compensation					11,514			11,514
Other comprehensive income							(336)	(336)
Net loss						(49,323)		(49,323)

Balance, December 31, 2011	69,394	$694	(115)	$(259)	$602,757	$(439,113)	$2,446	$166,525

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(49,323)	$1,260	$(57,083)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	18,239	19,115	18,463
Amortization	-	-	341
Stock based compensation	11,514	9,235	12,403
Amortization of premium on marketable securities	405	-	-
Marketable securities recovery, accretion, impairment and other	(208)	(808)	1,504
Recovery on sale of China building	-	(1,717)	-
Gain on disposal of equipment	(41)	(116)	(167)
Changes in operating assets and liabilities:
Accounts receivable	17,970	(15,286)	5,371
Inventories	1,001	(2,484)	15,328
Prepaid expenses and other assets	190	(784)	300
Accounts payable	(5,462)	5,790	(1,489)
Accrued and other liabilities	(2,509)	(1,251)	(3,480)
Net cash (used in) provided by operating activities	(8,224)	12,954	(8,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(5,812)	(5,566)	(10,346)
Proceeds from sale of building and equipment	348	1,918	1,346
Purchases of marketable securities	(65,152)	-	(15,201)
Proceeds from sales and redemptions of marketable securities	12,700	1,275	29,216
Net cash (used in) provided by investing activities	(57,916)	(2,373)	5,015

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Convertible notes	-	-	(38,000)
Issuances of common stock, net of related costs	1,706	3,376	1,115
Repurchase of common stock into treasury	-	-	(1)
Net cash provided by (used in) financing activities	1,706	3,376	(36,886)

Net (decrease) increase in cash and cash equivalents	(64,434)	13,957	(40,380)
Cash and cash equivalents at beginning of period	97,129	83,172	123,552

Cash and cash equivalents at end of period	$32,695	$97,129	$83,172

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,900
Net taxes paid (refunded)	136	(243)	(311)

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    ANADIGICS, Inc (the Company) is a leading provider of semiconductor solutions in the growing broadband wireless and wireline communications markets.  The Company’s products include radio frequency (RF) power amplifiers (PAs), tuner integrated circuits, active splitters, line amplifiers and other components, which can be sold individually or packaged as integrated front end modules (FEMs).  The Company’s RF power amplifier products enable mobile handsets, datacards and other devices to access third and fourth generation (3G and 4G) wireless networks utilizing international standards including Long Term Evolution (LTE), Wideband Code Division Multiple Access (WCDMA), High Speed Packet Access (HSPA), Code Division Multiple Access (CDMA), Evolution Data Optimized (EVDO) and Worldwide Interoperability for Microwave Access (WiMAX). The Company’s WiFi products enable connectivity for wireless mobile devices and other computing devices.  The Company’s Cable Television (CATV) products enable fixed-point, wireline broadband communications over CATV infrastructure as well as cable modem and set-top box products.  The Company’s Wireless infrastructure products support operator commitments worldwide to optimize the increasing demands for subscriber data through deployment of new small-cell base stations as part of a heterogeneous network.

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

    The Company has evaluated subsequent events and determined that there were no subsequent events to recognize or disclose in these consolidated financial statements other than the redemption at a gain of an auction rate security discussed in Note 4.

USE OF ESTIMATES

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: allowance for doubtful accounts, recoverability and valuation of inventories, warranty reserve, valuation of stock-based compensation, reserves for distributor arrangements and returns, valuation of certain marketable securities, useful lives and amortization periods and recoverability of long-lived assets.

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

    Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2011		2010		2009
Customer (primary application)	$	%	$	%	$	%
Research In Motion Limited (Wireless)	33,704	22%	56,284	26%	19,824	14%
Samsung Electronics (Wireless)	29,326	19%	24,052	11%	<10%	<10%
ZTE Corporation (Wireless)	20,416	13%	21,772	10%	<10%	<10%
LG Electronics, Inc. (Wireless)	<10%	<10%	<10%	<10%	20,359	15%

    Accounts receivable at December 31, 2011 and 2010 from the greater than 10% customers accounted for 62% and 54% of total accounts receivable, respectively.

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

INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes other than for the refund of certain research and experimental tax credits during 2010 and 2009. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2011 and 2010. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

RESEARCH AND DEVELOPMENT COSTS

    The Company charges all research and development costs associated with the development of new products to expense when incurred.

CASH EQUIVALENTS

    The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

    Available for sale securities are stated at fair value, as determined by quoted market prices or as needed, independent valuation models, with unrealized gains and losses reported in other accumulated comprehensive income or loss. Unrealized losses are reviewed and those considered other than temporary are recorded as a charge to other income (expense). Subsequent gains or losses upon redemption or sale of these securities in excess of, or below, their adjusted cost basis are also recorded as other income (expense). The Company considers it more likely than not that it will sell certain auction rate securities prior to a full recovery in valuation. The cost of securities sold is based upon the specific identification method. The amortized cost of securities is adjusted for amortization of premium and accretion of market discounts over the securities’ effective life or maturity and recorded in interest income.  See Note 4 for a summary of marketable securities.

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

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. Any dilution arising from the Company's outstanding stock awards will not be included where their effect is anti-dilutive.

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

    In May 2011, the FASB issued guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance, effective for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect the adoption of this guidance to have a material impact its consolidated financial statements.

    In June and December 2011, the FASB issued guidance on the presentation of other comprehensive income (OCI). This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from OCI to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.    RESTRUCTURING, MANAGEMENT SEPARATION CHARGES, IMPAIRMENT (RECOVERY) AND OTHER CHARGES

RESTRUCTURING

    During the second quarter of 2011, the Company implemented a workforce reduction that eliminated approximately 40 positions, resulting in a Restructuring charge of $1,047 for severance and related benefits.

    During the fourth quarter of 2008 and first quarter of 2009, the Company implemented certain workforce reduction programs, which eliminated approximately 210 positions throughout the Company, resulting in charges aggregating $4,738 for severance and related benefits.

Activity and liability balances related to the restructuring were as follows:

	Workforce-related	Other	Total
December 31, 2008 balance	$1,065	$100	$1,165
Restructuring expense	2,598	-	2,598
Payments	(3,608)	(100)	(3,708)
December 31, 2009 balance	$55	$-	$55
Payments	(55)	-	(55)
December 31, 2010 balance	$-	$-	$-
Restructuring expense	1,047	-	1,047
Payments	(1,047)	-	(1,047)
December 31, 2011 balance	$-	$-	$-

MANAGEMENT SEPARATION CHARGES
    During the fourth quarter of 2011, the Company recorded a $4,234 management separation charge, inclusive of accelerated stock-based compensation of $1,775, within Selling and administrative expenses. The management separation charge arose from the resignation of our former Chief Financial Officer, and included contractual separation pay, accelerated vesting of certain equity awards, and certain other costs.

    During the first quarter of 2011, the Company recorded certain management separation charges of $838 and $2,111, inclusive of accelerated stock-based compensation of $568 and $116, within Research and development and Selling and administrative expenses, respectively. The management separation charges arose from the resignations of our former Chief Executive Officer and another Executive Officer, and included contractual separation pay, accelerated vesting of certain equity awards, and certain other costs.

    In the fourth quarter of 2009, the Company recorded management separation charges of $2,125.  Of this amount, $1,755 was included in Research and development and $370 was included in Selling and administrative expenses.

IMPAIRMENT (RECOVERY)
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

3.    SEGMENTS

    The Company has one reportable segment. Its integrated circuits are primarily manufactured using common manufacturing facilities located in the same domestic geographic area. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions.  All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or operating segment information.  The Company’s business units share similar long term business models, research and development expenses and selling and administrative expenses.  The Company has concluded at December 31, 2011 that it has only one reportable segment.  The Company will re-assess its conclusions at least annually.

    The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2011	2010	2009
Wireless	$119,472	$159,937	$93,147
Broadband	33,355	56,777	47,337
Total	$152,827	$216,714	$140,484

    The Company sells to five geographic regions: Asia, Europe, Latin America, USA and Other. The geographic region is determined by the destination of the shipped product.  Net sales to each of the five geographic regions are as follows:

	Year Ended December 31,
	2011	2010	2009
Asia	$102,437	$131,298	$101,064
Europe	14,146	24,941	9,518
Latin America	29,027	46,007	20,647
USA	6,934	11,341	7,498
Other	283	3,127	1,757
Total	$152,827	$216,714	$140,484

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Former-auction corporate debt security (2)	$1,624	$2,960	$2,960	$-	$-
Auction Rate Securities
Corporate Debt (2)	726	1,199	-	-	1,199
Preferred Equity	2,404	3,110	-	-	3,110
State and Municipal Debt (2)	1,419	1,695	-	-	1,695
Total at December 31, 2010	$6,173	$8,964	$2,960	$-	$6,004

Fixed Income Securities (3)	$32,574	$32,532	$32,532	$-	$-
U.S. Government Agency debt securities (3)	19,573	19,556	19,556	-	-
Former-auction corporate debt security (2)	1,681	2,834	2,834	-	-
Auction Rate Securities
Corporate Debt (2)	762	1,215	-	-	1,215
Preferred Equity	2,404	3,031	-	2,403	628
State and Municipal Debt (2)	1,434	1,715	-	$1,715	-
Total at December 31, 2011	$58,428	$60,883	$54,922	$4,118	$1,843
(1) Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2) Available for sale debt securities with contractual maturities in excess of 10 years.
(3) Available for sale debt securities with contractual maturities of 2 years or less.

AUCTION RATE SECURITIES AND FORMER-AUCTION CORPORATE DEBT SECURITY

    Auction rate securities (ARS) were a short-term cash management instrument used by the market and the Company prior to 2008. The instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value. During the second half of 2007 and the first quarter of 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security.

    Certain ARS market information was insufficient to determine the fair value of the Company’s investments in ARS. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

    Interest income of $179 and $392 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the years ended December 31, 2011 and 2010, respectively.

    The table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Years ended December 31, 2010 and 2011
	State & Municipal Debt Security (a)	Corporate Debt Security (b)	Preferred Equity Securities		Total
			Closed-end Funds (c )	Monoline insurers (d)
Beginning balance December 31, 2009	$1,805	$1,106	$3,181	$522	$6,614
Transfers into Level 3	-	-	-	-	-
Total gains or losses realized/unrealized
Included in net income	322	125	266	-	713
Included in other comprehensive income	(32)	(32)	(249)	265	(48)
Redemptions	(400)	-	(875)	-	(1,275)
Balance at December 31, 2010	1,695	1,199	2,323	787	6,004
Transfers out of Level 3 (e)	(1,702)	-	(2,565)	-	(4,267)
Total gains or losses realized/unrealized
Included in net loss	75	36	-	-	111
Included in other comprehensive income	32	(20)	242	(159)	95
Redemptions	(100)	-	-	-	(100)
Ending Balance December 31, 2011	$-	$1,215	$-	$628	1,843
Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to Level 3 assets still held at the reporting date	$-	$36	$-	$-	$36
Level 3 securities held at December 31, 2011:
Face value	$-	$2,500	$-	$3,125	$5,625
Financial ratings		A		A2 & NR
Weighted average interest rate (*)	-	2.1%	-	1.9%	2.0%
Maturity date	-	2036	-	N/A
* Interest rates are reset every one to three months based on a premium to AA Commercial Paper, LIBOR or Treasury Bill rates.
 (a) Security represents an interest in pooled student loans that are guaranteed by the Federal Family Education Loan Program.
(b) Security issued by a publicly-held insurance company trust, which holds investments in  U.S. Government obligations, highly rated commercial paper and money market funds and other investments approved by two credit rating agencies. The trust is funded by life insurance residuals. If the residuals are insufficient, the security becomes an obligation of the publicly-held insurance company.  Subsequent to December 31, 2011 year end, the issuer repurchased the security for $2,013, resulting in a gain of $1,251 over the amortized cost basis.
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
(d) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. One of the debt default insurers  ceased paying interest in 2009 and the security was written to zero.
(e) In the second quarter of 2011, the Company transferred its state and municipal debt security and closed-end preferred security from Level 3 to Level 2 after having assessed external valuations and observing sustained trading in similar securities.

5.    INVENTORIES

    Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$4,579	$3,615
Work in progress	8,113	10,792
Finished goods	7,041	6,327
Total	$19,733	$20,734

6.    ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	December 31,
	2011	2010
Accrued compensation	$2,976	$3,933
Warranty reserve	430	571
Accrued management separation liability	2,294	-
Liability for customer dispute	-	1,475
Accrued health insurance	-	535
Accrued relocation	48	674
Other	2,198	3,003
	$7,946	$10,191

    Changes in the Company’s product warranty reserve are as follows:

	Year ended December 31
	2011	2010	2009
Beginning balance	$571	$994	$645
Additions charged to costs and expenses	871	540	2,077
Claims processed	(1,012)	(963)	(1,728)
Ending balance	$430	$571	$994

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

8.    COMMITMENTS AND CONTINGENCIES

    The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. Rent expense was $2,617, $2,623, $2,561 in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, there were no capital lease obligations outstanding.  The future minimum lease payments under the noncancelable operating leases, excluding deferred rent adjustments. are as follows:

YEAR	Operating Leases
2012	$2,886
2013	2,218
2014	2,254
2015	2,336
2016	2,340
Thereafter	329

Total minimum lease payments	$12,363

    In addition to the above, at December 31, 2011, the Company had unconditional purchase obligations of approximately $3,041.

9.    INCOME TAXES

    For the years ended December 31, 2011 and 2010, the current Federal component of income taxes were  $0 and $297 benefit, respectively, resulting from a refund of research and experimental credits received under the Housing and Economic Recovery Act of 2008.

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

    Significant components of the Company’s net deferred taxes as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax balances
Accruals/reserves	$12,127	$15,070
Net operating loss carryforwards	154,860	135,758
Research and experimentation credits	14,053	13,985
Deferred rent expense	928	1,029
Difference in basis of plant and equipment	9,477	9,422
Valuation allowance	(191,445)	(175,264)
Net deferred tax assets	-	-

    As of December 31, 2011, the Company had net operating loss carryforwards of approximately $440,088 for both federal and state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

    At December 31, 2011, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and vesting of restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2011, the Company has excess tax benefits, related to stock-based compensation of $23,776 which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

    The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2011		2010		2009
Tax at U.S. statutory rate	$(17,263)	(35.0)%	$337	35.0%	$(20,091)	(35.0)%
Effect of permanent items	(2)	-	(604)	(62.7)	(1,636)	(2.8)
State and foreign tax (benefit), net of federal tax effect	(1,603)	(3.3)	(25)	(2.6)	(2,018)	(3.5)
Research and experimentation tax credits, net	(68)	(0.1)	(153)	(15.9)	113	0.2
Valuation allowance, net	16,181	32.8	123	12.8	23,573	41.1
Other	2,755	5.6	25	2.5	(262)	(0.5)
(Benefit from) provision for income taxes	$-	-%	$(297)	(30.9)%	$(321)	(0.5)%

10.    STOCKHOLDERS' EQUITY

    On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement (the Agreement). Pursuant to the Agreement, as amended on November 30, 2000 and October 2, 2008, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2018, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 384 ($2.00), 488 ($3.83) and 729 ($1.39) for the years ended December 31, 2011, 2010 and 2009, respectively.

    Stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan. The Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2011	2010	2009
Amortization of restricted stock awards	$9,308	$7,188	$8,242
Amortization of ESP Plan	307	699	461
Amortization of stock option awards	1,899	1,348	3,700
Total stock-based compensation	$11,514	$9,235	$12,403

By Financial Statement line item
Cost of sales	$1,798	$2,173	$2,441
Research and development expenses	2,981	3,228	5,088
Selling and administrative expenses	6,815	3,834	5,065
Restructuring and impairment (recovery) charges	(80)	-	(191)

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

    Under the Plans, the Company grants restricted stock shares and units to its employees. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of six months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock and option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not.  Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2009 to December 31, 2011 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price per share	Units	WA price per unit	Issuable upon exercise	WA exercise price

Shares outstanding at December 31, 2008	1,974	$9.27	611	$4.94	2,819	$10.00
Granted	-	-	873	3.22	3,245	2.04
Shares vested/options exercised	(1,195)	8.66	(587)	4.71	(49)	2.06
Forfeited/expired (1)	(141)	11.52	(69)	4.01	(708)	9.18
Balance at December 31, 2009	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	2,009	4.33	121	5.08
Shares vested/options exercised	(279)	9.74	(1,338)	3.56	(758)	1.99
Forfeited/expired (2)	(179)	11.66	(39)	4.16	(527)	12.90
Balance at December 31, 2010	180	$8.39	1,460	$4.49	4,143	$4.96
Granted (3)	-	-	2,573	5.91	1,065	3.29
Shares vested/options exercised	(179)	8.38	(1,654)	5.08	(442)	2.12
Forfeited/expired (4)	(1)	9.72	(409)	6.03	(491)	9.37
Balance at December 31, 2011	-	-	1,970	$5.52	4,275	$4.32
(1)	Year 2009 restricted stock shares forfeited include 78 performance award shares
(2)	Year 2010 restricted stock shares forfeited include 156 performance award shares
(3)	Year 2011 stock options granted include 417 performance stock option shares
(4)	Year 2011 stock options forfeited include 167 performance stock option shares

   Exercisable options and their related average exercise prices were 3,485 ($4.55), 2,929 ($6.03) and 2,389 ($9.21) as of December 31, 2011, 2010 and 2009, respectively.

    In June 2011, the Company’s Chief Executive Officer and Chief Financial Officer were awarded a base grant of 417 long-term incentive stock options (LTI stock options) contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the LTI stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The LTI stock options have an exercise price of $3.24, a ten year term to expiration, and an average fair value of $2.62.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  In November 2011, 167 shares of the 417 LTI stock options were forfeited upon the separation of our former Chief Financial Officer.

    In 2008, the Company granted 357 restricted stock shares pursuant to long-term incentive awards (LTI award) issued to management contingent upon the Company’s performance using multi-year adjusted earnings per share and revenue targets measured over a three-year period ending December 31, 2010.  In 2008, 27 shares of the 357 LTI award shares were released upon the separation of our former chief executive officer.  Based on the performance of the Company over the LTI award term, no further stock-based compensation for the LTI award was expensed and the balance of unvested shares forfeited by December 31, 2010.

    The total fair value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 were $6,942, $6,827 and $4,964, respectively. The intrinsic value of exercised options during the years ended December 31, 2011, 2010 and 2009 were $787, $3,075 and $130, respectively.

Weighted average information as of December 31, 2011

Options currently exercisable
Shares issuable upon exercise	3,485
Weighted average exercise price	$4.55
Weighted average remaining contractual term	3.0 years
Weighted average remaining contractual term for outstanding options	4.1 years

Intrinsic value of exercisable options	$347
Intrinsic value of outstanding options	$367
Unrecognized stock-based compensation cost
Option plans	$1,260
Restricted stock	$7,145
Weighted average remaining vest period for option plans	2.0 years
Weighted average remaining vest period for restricted stock	2.0 years

Stock options outstanding at December 31, 2011 are summarized as follows:

Range of exercise prices	Outstanding Options at December 31, 2011	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2011	Weighted average exercise price

$1.39 - $2.03	1,750	3.3	$1.98	1,673	$1.98
$2.08 - $3.30	1,100	5.9	$3.13	469	$2.99
$3.65 - $8.79	722	3.6	$6.37	640	$6.51
$8.84 - $18.98	703	4.0	$9.93	703	$9.93

Valuation for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2011, 2010 and 2009 are summarized below (excludes the aforementioned LTI option grants).

	Year ended December 31,
	2011	2010	2009
Stock option awards:
Risk-free interest rate	2.2%	2.6%	1.6%
Expected volatility	65%	85%	99%
Average expected term (in years)	5	5	5
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$1.85	$3.42	$1.52

ESP Plan:
Risk-free interest rate	0.1%	0.3%	0.5%
Expected volatility	66%	60%	80%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$0.80	$1.43	$0.63

    The Company regularly assesses the assumptions used in its option valuation.  For equity awards with expected terms of less than one year, the assumption for expected volatility is based on the Company’s historical volatility. For equity awards with expected terms of greater than one year, the Company used a combination of historical and implied volatility for options granted in the years ended December 31, 2011 and 2010. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

    The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Company previously matched 50% of employee contributions up to 6% of their gross pay; however as a cost reduction during the first quarter of 2009, the Company discontinued matching 401(k) contributions. Effective January 1, 2011, the Company commenced matching 30% of employee contributions up to 10% of their gross pay.  The Company recorded expense relating to plan contributions of $928, $0 and $254 for the years ended December 31, 2011, 2010 and 2009, respectively.

12.    (LOSS) EARNINGS PER SHARE

    The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Year ended December 31,
	2011	2010	2009
Weighted average common shares for basic (loss) earnings per share	67,771	65,084	62,372
Effect of dilutive securities:
Stock options (*)	-	1,819	-
Unvested restricted stock (*)	-	651	-
Adjusted weighted average shares for diluted (loss) earnings per share	67,771	67,554	62,372
*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

    Dilution arising from the Company's outstanding stock options or unvested restricted stock was not included in the years ended December 31, 2011 and 2009 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options or unvested restricted stock is detailed below.  Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2011	2010	2009
Stock options	4,275	1,539	5,307
Unvested restricted stock	1,970	6	1,466

13.    OTHER ACCUMULATED COMPREHENSIVE INCOME

    The components of other accumulated comprehensive income are as follows:

	As of December 31,
	2011	2010
Unrealized income on marketable securities	$2,455	$2,791
Foreign currency translation adjustment	(9)	(9)
Total	$2,446	$2,782

14.    LEGAL PROCEEDINGS

    On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a former officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  By an Opinion and an Order dated September 30, 2011, the District Court dismissed with prejudice plaintiffs' Second Amended Complaint.  On October 27, 2011, plaintiffs filed with the District Court a notice of appeal to the United States Court of Appeals for the Third Circuit from the District Court's September 30, 2011 Opinion and Order.  The appeal is pending.

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

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

2011 and 2010 Quarterly Financial Data

    The following table sets forth certain unaudited results of operations for each quarter during 2011 and 2010. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted (loss) income per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly (loss) income per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2011				2010
	Dec. 31	Oct. 1	July 2	April 2	Dec. 31	Oct. 2	July 3	April 3

Net sales	$36,517	$37,264	$35,583	$43,463	$60,229	$61,288	$51,666	$43,531
Cost of sales	31,148	30,229	29,044	31,303	37,920	39,049	33,853	30,047
Gross profit	5,369	7,035	6,539	12,160	22,309	22,239	17,813	13,484
Research and development expenses	10,186	9,938	11,340	13,573	12,799	13,326	12,214	11,781
Selling and administrative expense	11,013	7,360	7,329	9,436	6,992	7,101	6,892	6,992
Restructuring and impairment (recovery) charges	-	-	1,047	-	-	-	(1,717)	-
Operating (loss) income	(15,830)	(10,263)	(13,177)	(10,849)	2,518	1,812	424	(5,289)
Interest income (1)	159	145	131	141	492	106	93	93
Interest expense	-	-	(8)	(17)	(25)	(34)	(43)	(52)
Other income, net	90	104	-	51	380	111	317	60
Benefit from income taxes	-	-	-	-	-	(297)	-	-
Net (loss) income	$(15,581)	$(10,014)	$(13,054)	$(10,674)	$3,365	$2,292	$791	$(5,188)

Net (loss) income per share:
Basic	$(0.23)	$(0.15)	$(0.19)	$(0.16)	$0.05	$0.04	$0.01	$(0.08)
Diluted	$(0.23)	$(0.15)	$(0.19)	$(0.16)	$0.05	$0.03	$0.01	$(0.08)
(1)           Includes $392 recorded in the fourth quarter of 2010 representing accretion of market discount on long-term marketable debt securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2011, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

    The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of ANADIGICS Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 15, 2012

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

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2011 and 2010

-	Consolidated Statements of Operations - Year ended December 31, 2011, 2010 and 2009
-	Consolidated Statements of Comprehensive (Loss) Income - Year ended December 31, 2011, 2010 and 2009

-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2011, 2010 and 2009
-	Consolidated Statements of Cash Flows - Year ended December 31, 2011, 2010 and 2009

-	Notes to Consolidated Financial Statements

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

10.7
Employment Agreement between the Company and Thomas C. Shields, dated March 28, 2011.  Filed as an exhibit to the Company’s current report on Form 8-KA dated April 19, 2011; and as incorporated herein by reference.

10.8	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.
10.9
Amended and Restated 2005 Long Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s current report on Form 8-K filed on May 16, 2008; and incorporated herein by reference; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2010; each as incorporated herein by reference.

10.10
Employment Agreement between the Company and Ron Michels, dated as of March 28, 2011.  Filed as an exhibit to the Company’s current report on Form 8-KA filed on April 19, 2011; and as incorporated herein by reference.

10.11
Employment Agreement between the Company and John Van Saders, dated as of March 28, 2011.  Filed as an exhibit to the Company’s current report on Form 8-KA dated April 19, 2011; and as incorporated herein by reference.

10.12
Employment Agreement between the Company and Terrence G. Gallagher, dated as of November 14, 2011.  Filed as an exhibit to the Company’s current report on Form 8-KA filed on December 19, 2011; and as incorporated herein by reference.

*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.
* Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2012.

ANADIGICS, INC.

BY: /s/ Ronald Michels
-----------------------------------------
Ronald Michels
CHIEF EXECUTIVE OFFICER AND PRESIDENT

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Ronald Michels and Terrence G. Gallagher as his attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF ANADIGICS, INC. IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ronald Michels	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2012
Ronald Michels

/s/ Terrence G. Gallagher	Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	March 15, 2012
Terrence G. Gallagher

/s/ Lewis Solomon	Chairman of the Board of Directors	March 15, 2012
Lewis Solomon

/s/ Paul S. Bachow	Director	March 15, 2012
Paul S. Bachow

/s/ David Fellows	Director	March 15, 2012
David Fellows

/s/ Harry T. Rein	Director	March 15, 2012
Harry T. Rein

/s/ Ronald Rosenzweig	Director	March 15, 2012
Ronald Rosenzweig

/s/ Dennis Strigl	Director	March 15, 2012
Dennis Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2011:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	$(567)	(1)	$172
Reserve for excess and obsolete inventory	8,948	137	(3,526)	(2)	5,559

Year ended December 31, 2010:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	$-	(1)	$739
Reserve for excess and obsolete inventory	9,879	1,496	(2,427)	(2)	8,948

Year ended December 31, 2009:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	$-	(1)	$739
Reserve for excess and obsolete inventory	9,028	2,940	(2,089)	(2)	9,879

(1) Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.