Form 10-Q
period 2012-05-09
ANADIGICS INC
filed 2012-05-09
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

The number of shares outstanding of the Registrant’s common stock as of March 31, 2012 was 70,446,735 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets – March 31, 2012 and December 31, 2011

Condensed consolidated statements of operations and comprehensive loss – Three months ended March 31, 2012 and April 2, 2011

Condensed consolidated statements of cash flows – Three months ended March 31, 2012 and April 2, 2011

Notes to condensed consolidated financial statements – March 31, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$24,846	$32,695
Short-term marketable securities	26,164	24,127
Accounts receivable, net	16,568	17,329
Inventories	18,355	19,733
Prepaid expenses and other current assets	4,679	3,198
Total current assets	90,612	97,082

Marketable securities	32,998	36,756
Plant and equipment:
Equipment and furniture	201,402	199,908
Leasehold improvements	46,699	46,667
Projects in process	1,800	2,049
	249,901	248,624
Less accumulated depreciation and amortization	(198,066)	(193,900)
	51,835	54,724
Other assets	258	239

Total assets	$175,703	$188,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,149	$11,905
Accrued liabilities	6,713	7,946
Accrued restructuring costs	377	-
Total current liabilities	19,239	19,851

Other long-term liabilities	2,326	2,425

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,390 shares authorized, 70,561 issued at March 31, 2012, 144,000 shares authorized and 69,394 issued at December 31, 2011	706	694
Additional paid-in capital	605,806	602,757
Accumulated deficit	(454,933)	(439,113)
Accumulated other comprehensive income	2,818	2,446
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	154,138	166,525

Total liabilities and stockholders’ equity	$175,703	$188,801

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended
	March 31, 2012	April 2, 2011
	(unaudited)	(unaudited)

Net sales	$28,426	$43,463
Cost of sales	26,747	31,303
Gross profit	1,679	12,160
Research and development expenses	11,614	13,573
Selling and administrative expenses	6,855	9,436
Restructuring charge	494	-

Operating loss	(17,284)	(10,849)
Interest income	150	141
Interest expense	-	(17)
Other income, net	1,314	51

Net loss	$(15,820)	$(10,674)

Basic and diluted loss per share	$(0.23)	$(0.16)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	69,669	67,037

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 31, 2012	April 2, 2011
	(unaudited)	(unaudited)

Net loss	$(15,820)	$(10,674)

Other comprehensive income
Unrealized gain on marketable securities	1,673	554
Foreign currency translation adjustment	5	15

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(1,306)	(60)
Comprehensive loss	$(15,448)	$(10,165)

See accompanying notes.

ANADIGICS, Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 31, 2012	April 2, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,820)	$(10,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,299	4,764
Stock based compensation	1,775	3,490
Amortization of premium on marketable securities	166	-
Marketable securities recovery and accretion	(1,306)	(75)
Gain on disposal of equipment	(22)	(16)
Changes in operating assets and liabilities:
Accounts receivable	761	9,092
Inventories	1,378	(2,305)
Prepaid expenses and other assets	(1,500)	(1,852)
Accounts payable	244	(4,807)
Accrued liabilities and other liabilities	(950)	316

Net cash used in operating activities	(10,975)	(2,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(1,410)	(816)
Proceeds from sale of equipment	22	-
Purchases of marketable securities	(19,989)	-
Proceeds from sale of marketable securities	23,217	100

Net cash provided (used in) investing activities	1,840	(716)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,286	245

Net cash provided by financing activities	1,286	245

Net decrease in cash and cash equivalents	(7,849)	(2,538)
Cash and cash equivalents at beginning of period	32,695	97,129

Cash and cash equivalents at end of period	$24,846	$94,591

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – MARCH 31, 2012

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

    The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company has evaluated subsequent events and determined that, other than the workforce reduction disclosed in Note 2, there were no subsequent events to recognize or disclose in these unaudited interim condensed consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

    In May 2011, the FASB issued guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

    In June and December 2011, the FASB issued guidance on the presentation of other comprehensive income (OCI). This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from OCI to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

INCOME TAXES

    The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at March 31, 2012. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Three months ended
	March 31, 2012	April 2, 2011

Beginning balance	430	571
Additions charged to costs and expenses	420	151
Claims processed	(426)	(365)
Ending balance	424	357

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current presentation.

2.    RESTRUCTURING, MANAGEMENT SEPARATION CHARGES AND SUBSEQUENT EVENT

RESTRUCTURING
    In late February 2012, the Company implemented a workforce reduction at a sales support office, which eliminated five positions and resulted in a restructuring charge of $494 for severance, related benefits and other costs.  The unpaid balance at March 31, 2012 was $377 and was recorded within Accrued restructuring costs.

MANAGEMENT SEPARATION CHARGES
    During the three months ended April 2, 2011, the Company recorded certain management separation charges of $838 and $2,111 within research and development and selling and administrative expenses, respectively, and is inclusive of accelerated stock-based compensation of $684. The management separation charges arose from the resignations of our former Chief Executive Officer (CEO) and another Executive Officer, and included contractual separation pay, accelerated vesting of certain equity awards, and certain other costs.

SUBSEQUENT EVENT
    In April 2012, the Company implemented a workforce reduction that eliminated approximately 25 positions, primarily in manufacturing and selling and administrative, and anticipates recording approximately $1.2 million of restructuring charges during the second quarter of 2012 covering severance, related benefits and other costs.

3.    LOSS PER SHARE

    The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	March 31, 2012	April 2, 2011
Weighted average common shares for basic loss per share	69,669	67,037

Effect of dilutive securities:
Stock options (*)	-	-
Unvested restricted shares (*)	-	-

Adjusted weighted average shares for diluted loss per share	69,669	67,037

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

   For the three months ended March 31, 2012 and April 2, 2011, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended
	March 31, 2012	April 2, 2011

Stock options	3,571	3,954
Unvested restricted shares and units	1,899	3,045

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2011 and March 31, 2012:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$32,574	$32,532	$32,532	$-	$-
U.S. Government Agency debt security (3)	19,573	19,556	19,556	-	-
Former-auction corporate debt security (3)	1,681	2,834	2,834	-	-
Auction Rate Securities
Corporate Debt (3)	762	1,215	-	-	1,215
Preferred Equity	2,404	3,031	-	2,403	628
State and Municipal Debt (3)	1,434	1,715	-	1,715	-
Total at December 31, 2011	$58,428	$60,883	$54,922	$4,118	$1,843

Fixed Income Securities (2)	$28,239	$28,246	$28,246	$-	$-
U.S. Government Agency debt securities (2)	21,511	21,498	21,498	-	-
Municipal Notes (2)	1,114	1,113	1,113	-	-
Former-auction corporate debt security (3)	$1,696	$2,903	$2,903	$-	$-
Auction Rate Securities
Preferred Equity	2,404	3,800	-	2,377	1,423
State and Municipal Debt (3)	1,351	1,602	-	1,602	-
Total at March 31, 2012	$56,315	$59,162	$53,760	$3,979	$1,423

(1)	Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2)	Available for sale debt securities with contractual maturities of 2 years or less.
(3)	Available for sale debt securities with contractual maturities in excess of 10 years.

   The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

    Interest income of $31 and $46 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the three month period ended March 31, 2012 and April 2, 2011, respectively.

AUCTION RATE SECURITIES AND FORMER-AUCTION CORPORATE DEBT SECURITY

    Auction rate securities (ARS) were a short-term cash management instrument used by the market and the Company prior to 2008.  The instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments that reset the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. The Company considers it more likely than not that it will sell their marketable debt securities prior to a recovery in valuation.

    At March 31, 2012, certain ARS market information was insufficient to determine the fair value of the Company’s investments in ARS resulting in Level 3 valuations. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

    For the three months ended March 31, 2012, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended March 31, 2012
	Corporate Debt Security (a)	Preferred Equity Securities (b)	Total
Balance at January 1, 2012	$1,215	$628	$1,843
Total gains or losses realized/unrealized
Included in earnings (loss)	1,250	-	1,250
Included in other comprehensive income(loss)	(452)	795	343
Purchases, redemptions, and settlements:
Purchases	-	-	-
Redemptions	(2,013)	-	(2,013)
Settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2012	$-	$1,423	$1,423

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-	-	-
Securities held at March 31, 2012:
Face value	$-	$3,125	$3,125
Financial ratings		A2 to NR
Weighted average interest rate (*)		1.9%	1.9%
Maturity date		N/A
* The interest rate is based on a premium to one month LIBOR.
 (a) Security issued by a publicly-held insurance company trust, which holds investments in U.S. Government obligations, highly rated commercial paper and money market funds and other investments approved by two credit rating agencies. The $2,500 face value security was redeemed by the issuer at a discount in the first quarter of 2012 for $2,013, resulting in a gain over its amortized cost basis of $1,250.
 (b) Preferred securities issued by subsidiaries of two publicly-held debt default insurers.  One of the debt default insurers ceased paying interest in 2009 and the security was written to zero.

    For the three month period ended April 2, 2011, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended April 2, 2011
	State & Municipal Debt Security (a)	Corporate Debt Security (b)	Preferred Equity Securities (c)	Total
Balance at January 1, 2011	$1,695	$1,199	$3,110	$6,004
Total gains or losses realized/unrealized
Included in earnings (loss)	53	9	-	62
Included in other comprehensive income(loss)	(22)	84	97	159
Purchases, redemptions, and settlements:
Purchases	-	-	-	-
Redemptions	(100)	-	-	(100)
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at April 2, 2011	$1,626	$1,292	$3,207	$6,125
* Interest rates are reset every one to three months based on a premium to AA Commercial Paper, LIBOR or Treasury Bill rates.
 (a) Security represents an interest in pooled student loans that are guaranteed by the Federal Family Education Loan Program.  In the second quarter of 2011, the Company transferred its state and municipal debt security from Level 3 to Level 2 after having assessed external valuations and observing sustained trading in similar securities.
 (b) Security issued by a publicly-held insurance company trust, which holds investments in U.S. Government obligations, highly rated commercial paper and money market funds and other investments approved by two credit rating agencies. The trust is funded by life insurance residuals.
 (c) Preferred securities issued by i) a diversified closed-end management investment company and ii) subsidiaries of two publicly-held debt default insurers.  The investment company is governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued. In the second quarter of 2011, the Company transferred its closed-end preferred security from Level 3 to Level 2 after having assessed external valuations and observing sustained trading in similar securities. One of the debt default insurers ceased paying interest in 2009 and the security was written to zero.

5.    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw materials	$4,641	$4,579
Work in process	7,932	8,113
Finished goods	5,782	7,041
Total	$18,355	$19,733

6.    STOCK BASED COMPENSATION

Equity Compensation Plans

    The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:
▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (terminated February 28, 2005) (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

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

    In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 384 and $2.00, respectively for the year ended December 31, 2011.

    The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	Three months ended
	March 31, 2012	April 2, 2011

Amortization of restricted stock	$1,422	$2,688
Amortization of ESP Plan	135	200
Amortization of stock option awards	218	602
Total stock based compensation	$1,775	$3,490

By Financial Statement line item
Cost of sales	$217	$610
Research and development expenses	412	1,546
Selling and administrative expenses	1,097	1,334
Restructuring charge	49	-

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

    Stock based compensation for the three months ended April 2, 2011 includes $684 for equity awards associated with the management separation charge recorded.

Restricted Stock and Stock Option Awards

    The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of five months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2011 to March 31, 2012 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2011	180	$8.39	1,460	$4.49	4,143	$4.96
Granted (1)	-	-	2,573	5.91	1,065	3.29
Shares vested/options exercised	(179)	8.38	(1,654)	5.08	(442)	2.12
Forfeited/expired (2)	(1)	9.72	(409)	6.03	(491)	9.37
Balance at December 31, 2011	-	-	1,970	$5.52	4,275	$4.32
Granted	-	-	515	2.48	4	2.64
Shares vested/options exercised	-	-	(532)	6.22	(635)	2.02
Forfeited/expired	-	-	(54)	5.99	(73)	14.06
Balance at March 31, 2012	-	-	1,899	$4.49	3,571	$4.53
(1)	Year 2011 stock options granted include 417 performance stock option shares
(2)	Year 2011 stock options forfeited include 167 performance stock option shares

    In June 2011, the Company’s Chief Executive Officer and Chief Financial Officer were awarded a base grant of 417 long-term incentive stock options (LTI stock options) contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the LTI stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The LTI stock options have an exercise price of $3.24, a ten year term to expiration, and an average fair value of $2.62.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  During the fourth quarter of 2011, 167 shares of the 417 LTI stock options were forfeited upon the separation of our former Chief Financial Officer.

    On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting, the Company awarded 260 restricted stock units to two of its officers.  50% of the restricted stock units will have time-based vesting conditions (time-based) and 50% will have performance-based vesting conditions (performance-based).  The time-based restricted stock units will vest 1/3rd on May 20, 2013, 1/3rd on February 18, 2014 and 1/3rd on February 18, 2015.  The performance-based restricted stock units will vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  In May, 2012, subject to stockholder approval at the Company's 2013 Annual Stockholder Meeting, an additional 608 time-based and 105 performance-based restrictive stock units were awarded to employees of the Company.  These restricted stock units will vest consistent with the aforementioned officer awards.  Due to the uncertainty of the 2013 shareholder approval vote, neither compensation expense nor inclusion in disclosure tables for these awards is reported herein.

As of March 31, 2012

Unrecognized stock based compensation cost
Option plans	$1,037
Restricted stock	$6,674
Weighted average remaining recognition period
Option plans	2.1 years
Restricted stock	1.6 years

Stock options outstanding at March 31, 2012 are summarized as follows:

Range of exercise prices	Outstanding Options at March 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at March 31, 2012	Weighted average exercise price

$1.39 - $2.53	1,225	4.2	$2.01	1,221	$2.01
$2.65 - $3.24	993	6.2	$3.20	362	$3.12
$3.30 - $7.27	683	2.6	$6.27	627	$6.35
$8.79 - $18.98	670	4.2	$9.37	670	$9.37

Valuation Method for ESP Plan and Stock Option Awards

    The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the three month periods ended March 31, 2012 and April 2, 2011 were:

	Three months ended
	March 31, 2012	April 2, 2011
Stock option awards:
Risk-free interest rate	1.0%	2.2%
Expected volatility	70%	65%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.53	$3.79

ESP Plan:
Risk-free interest rate	0.2%	0.3%
Expected volatility	65%	62%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.80	$1.50

    For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

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

    Our RF power amplifier products enable mobile handsets, datacards and other devices to access third and fourth generation (3G and 4G) wireless networks utilizing international standards including LTE (Long Term Evolution), WCDMA (Wideband Code Division Multiple Access), HSPA (High Speed Packet Access), CDMA (Code Division Multiple Access) EVDO (Evolution Data Optimized) and WiMAX (Worldwide Interoperability for Microwave Access).  Our WiFi products enable connectivity for wireless mobile devices and other computing devices.  Our CATV (Cable Television) products enable fixed-point, wireline broadband communications over CATV infrastructure as well as cable modem and set-top box products.  Our Wireless infrastructure products support operator commitments worldwide to optimize the increasing demands for subscriber data through deployment of new small-cell base stations as part of a heterogeneous network.

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

    Revenue during the first quarter of 2012 declined in comparison to the fourth quarter of 2011 principally due to seasonal wireless product demand reductions and a decrease in demand from our former largest customer resulting from certain of such customer’s programs reaching end of life and a loss in market share related to the customer’s change in chipset suppliers that do not utilize our power amplifiers.

    In late February 2012, the Company implemented a workforce reduction at a sales support office, which eliminated five positions and resulted in a restructuring charge of $494.  We expect the annualized cost savings from this restructuring to approximate $1.0 million.  In April 2012, we reduced our workforce by approximately 25 employees, primarily in manufacturing and selling and administrative.  We anticipate recording approximately $1.2 million as a restructuring charge during the second quarter of 2012 and expect the annualized cost savings from this restructuring to approximate $3.0 million.

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

    RESULTS OF OPERATIONS

    The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	March 31, 2012	April 2, 2011

Net sales	100.0%	100.0%
Cost of sales	94.1%	72.0%

Gross margin	5.9%	28.0%
Research and development expenses	40.9%	31.3%
Selling and administrative expenses	24.1%	21.7%
Restructuring charges	1.7%	-

Operating loss	(60.8)%	(25.0)%
Interest income	0.5%	0.3%
Interest expense	-	-
Other income, net	4.6%	0.1%

Net loss	(55.7)%	(24.6)%

FIRST QUARTER 2012 (ENDED MARCH 31, 2012) COMPARED TO FIRST QUARTER 2011 (ENDED APRIL 2, 2011)

    NET SALES. Net sales decreased 34.6% during the first quarter of 2012 to $28.4 million from $43.5 million in the first quarter of 2011. The net sales decrease primarily resulted from a decrease in market demand in the wireless cellular device market.

    Sales of integrated circuits for wireless applications decreased 41.8% during the first quarter of 2012 to $21.0 million from $36.2 million in the first quarter of 2011.  The decrease in sales was primarily due to decreased demand from our former largest customers due to certain products reaching end of life and their change in chipset providers that do not utilize our power amplifiers.

    Sales of integrated circuits for broadband applications remained flat during the first quarter of 2012 at $7.4 million in comparison to the first quarter of 2011.

    GROSS MARGIN. Gross margin during the first quarter of 2012 decreased to 5.9% of net sales from 28.0% of net sales in the first quarter of 2011.  The decrease in gross margin was primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

    RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 14.4% during the first quarter of 2012 to $11.6 million from $13.6 million during the first quarter of 2011. A management separation charge of $0.8 million is included in the first quarter of 2011. The remaining decrease resulted from improved controls over our key projects and lower stock-based compensation expense.

    SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 27.4% to $6.9 million during the first quarter of 2012 from $9.4 million during the first quarter of 2011. A management separation charge of $2.1 million is included in the first quarter of 2011.  The remaining decrease resulted from the quarterly savings achieved from our 2011 cost reduction actions.

    RESTRUCTURING CHARGE. During the first quarter of 2012, we implemented a workforce reduction at a sales support office, which eliminated five positions and resulted in a restructuring charge of $494 for severance, related benefits and other costs.

    OTHER INCOME, NET. During the first quarter of 2012, other income of $1.3 million was primarily from redemption proceeds on one of our ARS in excess of our amortized cost basis.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2012, we had $24.8 million in cash and cash equivalents and $59.2 million in marketable securities.

    Operating activities used $11.0 million in cash during the three month period ended March 31, 2012. Investing activities provided $1.8 million of cash during the three month period ended March 31, 2012 consisting principally of net sales of marketable securities of 3.2 million, partly offset by purchases of fixed assets of 1.4 million. Financing activities provided $1.3 million of cash proceeds received from stock option exercises.

    We had unconditional purchase obligations at March 31, 2012 of approximately $2.4 million.

    Within our $59.2 million in marketable securities at March 31, 2012, we held a total of $28.3 million of fixed income securities, $21.5 of U.S. government agency debt securities, $1.1 million of municipal notes, $5.4 million of auction rate securities (ARS) and $2.9 million as a former auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. The ARS instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification.

    In May 2011, the FASB issued guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements.

    In June and December 2011, the FASB issued guidance on the presentation of other comprehensive income (OCI). This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from OCI to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors. Such factors include, but are not limited to, those risk factors listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in this quarterly report on Form 10-Q. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    There have been no material changes to our legal proceedings as previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.    RISK FACTORS

    There have been no material changes from the risks as previously disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM   5. OTHER INFORMATION

    The Company held its annual meeting of stockholders on May 8, 2012 at which the Company’s stockholders voted on:

•	The election of two Class II Directors of the Company to hold office until 2015.
•	The ratification of the appointment of Ernst & Young LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2012.
•	To approve an advisory vote on executive compensation.

    The three matters listed above were voted upon and approved by the shareholders of the Company as follows:
•
The election of Ronald Michels as a Class II Director was approved by holders of  32,880,315 shares of the Company’s outstanding capital stock.  Holders of  714,246 shares voted against such election. Holders of 57,935 shares abstained from voting on such election and broker non-votes totaled 27,394,029.

•
The election of Paul Bachow as a Class II Director was approved by holders of 31,713,963 shares of the Company’s outstanding capital stock.  Holders of 1,882,798 shares voted against such election. Holders of 55,735 shares abstained from voting on such election and broker non-votes totaled 27,394,029.  Messrs. Michels and Bachow join the continuing Directors of the Company Messrs. Fellows, Rein, Rosenzweig, Solomon and Strigl.

•
The ratification of the appointment of Ernst & Young LLP as independent registered public accountants was approved by holders of  59,854,598  shares of the Company’s outstanding capital stock. Holders of 1,103,118  shares voted against the ratification.  Holders of 88,809 shares abstained from voting on such ratification.

•
The advisory vote to approve executive compensation was approved by holders of 27,059,651 shares of the Company’s outstanding capital stock. Holders of 3,513,327 shares voted against the proposal.  Holders of  3,079,518 shares abstained from voting on such proposal and broker non-votes totaled 27,394,029.

ITEM 6.    EXHIBITS

31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1 Section 1350 Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.

32.2 Section 1350 Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANADIGICS, INC.

By:	/s/ Terrence G. Gallagher
Terrence G. Gallagher
Vice President and Chief Financial Officer

Dated: May 9, 2012