Form 10-Q
period 2012-06-30
ANADIGICS INC
filed 2012-08-09
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File No. 0-25662

ANADIGICS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2582106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Mt. Bethel Road, Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(908) 668-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock as of June 30, 2012 was 70,975,885 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$17,163	$32,695
Short-term marketable securities	32,095	24,127
Accounts receivable, net	12,789	17,329
Inventories	17,610	19,733
Prepaid expenses and other current assets	4,203	3,198
Total current assets	83,860	97,082

Marketable securities	23,813	36,756
Plant and equipment:
Equipment and furniture	201,788	199,908
Leasehold improvements	46,785	46,667
Projects in process	2,062	2,049
	250,635	248,624
Less accumulated depreciation and amortization	(202,230)	(193,900)
	48,405	54,724
Other assets	266	239

Total assets	$156,344	$188,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,134	$11,905
Accrued liabilities	6,223	7,946
Accrued restructuring costs	232	-
Total current liabilities	18,589	19,851

Other long-term liabilities	2,223	2,425

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 71,090 issued at June 30, 2012 and 69,394 issued at December 31, 2011	711	694
Additional paid-in capital	608,243	602,757
Accumulated deficit	(475,866)	(439,113)
Accumulated other comprehensive income	2,703	2,446
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	135,532	166,525

Total liabilities and stockholders’ equity	$156,344	$188,801

See accompanying notes.

Index

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$25,099	$35,583	$53,525	$79,046
Cost of sales	27,296	29,044	54,043	60,347
Gross (loss) profit	(2,197)	6,539	(518)	18,699
Research and development expenses	11,310	11,340	22,924	24,913
Selling and administrative expenses	6,321	7,329	13,176	16,765
Restructuring charges	1,239	1,047	1,733	1,047

Operating loss	(21,067)	(13,177)	(38,351)	(24,026)
Interest income	133	131	283	272
Interest expense	-	(8)	-	(25)
Other income, net	1	-	1,315	51

Net loss	$(20,933)	$(13,054)	$(36,753)	$(23,728)

Basic and diluted loss per share	$(0.30)	$(0.19)	$(0.52)	$(0.35)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	70,747	67,616	70,208	67,327

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(20,933)	$(13,054)	$(36,753)	$(23,728)

Other comprehensive income
Unrealized gain on marketable securities	(85)	291	1,588	845
Foreign currency translation adjustment	-	(8)	5	7

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(30)	(46)	(1,336)	(106)
Comprehensive loss	$(21,048)	$(12,817)	$(36,496)	$(22,982)

See accompanying notes.

Index

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,753)	$(23,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,463	9,469
Stock based compensation	3,587	6,066
Amortization of premium on marketable securities	360	5
Marketable securities recovery and accretion	(1,336)	(121)
Gain on disposal of equipment	(22)	(16)
Changes in operating assets and liabilities:
Accounts receivable	4,540	18,394
Inventories	2,123	(531)
Prepaid expenses and other assets	(1,032)	(1,569)
Accounts payable	229	(6,852)
Accrued liabilities and other liabilities	(1,688)	(3,192)

Net cash used in operating activities	(21,529)	(2,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,144)	(1,686)
Proceeds from sale of equipment	22	-
Purchases of marketable securities	(27,014)	(16,303)
Proceeds from sales and redemptions of marketable securities	33,217	100

Net cash provided (used in) investing activities	4,081	(17,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,916	257

Net cash provided by financing activities	1,916	257

Net decrease in cash and cash equivalents	(15,532)	(19,707)
Cash and cash equivalents at beginning of period	32,695	97,129

Cash and cash equivalents at end of period	$17,163	$77,422

See accompanying notes.

Index

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – JUNE 30, 2012

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at June 30, 2012. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

Index

	Six months ended
	June 30, 2012	July 2, 2011

Beginning balance	430	571
Additions charged to costs and expenses	700	451
Claims processed	(710)	(660)
Ending balance	420	362

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	RESTRUCTURING AND MANAGEMENT SEPARATION CHARGES

RESTRUCTURING

In the first and second quarters of 2012, the Company implemented workforce reductions resulting in restructuring charges of $494 and $1,239, respectively, for severance, related benefits and other costs.  The first quarter restructuring eliminated five positions in February 2012 at a sales support office and the second quarter restructuring eliminated approximately 25 positions in April 2012, primarily in manufacturing and selling and administrative.

In May 2011, the Company implemented a workforce reduction that eliminated approximately 40 positions throughout the Company, resulting in a Restructuring charge of $1,047 for severance and related benefits during the second quarter of 2011.

Activity and liability balances related to the restructurings were as follows:

Restructuring Accrual
December 31, 2010 balance	$-
Additions	1,047
Deductions	(1,047)
December 31, 2011 balance	$-
Additions	1,733
Deductions	1,501
June 30, 2012 balance	$232

MANAGEMENT SEPARATION CHARGES
During the first quarter of 2011, the Company recorded certain management separation charges of $838 and $2,111, inclusive of accelerated stock-based compensation of $568 and $116, within Research and development and Selling and administrative expenses, respectively. The management separation charges arose from the resignations of the Company’s former Chief Executive Officer (CEO) and another Executive Officer, and included contractual separation pay, accelerated vesting of certain equity awards, and certain other costs.

3.	LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted average common shares for basic loss per share	70,747	67,616	70,208	67,327

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted shares (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	70,747	67,616	70,208	67,327

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

For the three and six months ended June 30, 2012 and July 2, 2011, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

Index

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Stock options	3,056	4,959	3,056	4,959
Unvested restricted shares and units	1,726	2,604	1,726	2,604

4.	FAIR VALUE AND MARKETABLE SECURITIES

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2011 and June 30, 2012:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$32,574	$32,532	$-	$32,532	$-
U.S. Government Agency debt securities (2)	19,573	19,556	19,556	-	-
Former-auction corporate debt security (3)	1,681	2,834	-	2,834	-
Auction Rate Securities
Corporate Debt (3)	762	1,215	-	-	1,215
Preferred Equity	2,404	3,031	-	2,403	628
State and Municipal Debt (3)	1,434	1,715	-	1,715	-
Total at December 31, 2011	$58,428	$60,883	$19,556	$39,484	$1,843

Fixed Income Securities (2)	$27,092	$27,097	$-	$27,097	$-
U.S. Government Agency debt securities (2)	19,505	19,504	19,504	-	-
Municipal Notes (2)	1,098	1,096	-	1,096	-
Former-auction corporate debt security (3)	1,710	2,686	-	2,686	-
Auction Rate Securities
Preferred Equity	2,404	3,908	-	2,377	1,531
State and Municipal Debt (3)	1,367	1,617	-	1,617	-
Total at June 30, 2012	$53,176	$55,908	$19,504	$34,873	$1,531

(1)	Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2)	Available for sale debt securities with contractual maturities of 2 years or less.
(3)	Available for sale debt securities with contractual maturities in excess of 10 years.

The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

Index

Interest income of $61 and $92 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the six month periods ended June 30, 2012 and July 2, 2011, respectively.

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

At June 30, 2012, certain ARS market information was insufficient to determine the fair value of the Company’s investments in ARS resulting in Level 3 valuations. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow (DCF) model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables (MC) method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

For the three and six months ended June 30, 2012, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 30, 2012
	Corporate Debt Security (a)	Preferred Equity Securities (b)	Total
Balance at January 1, 2012	$1,215	$628	$1,843
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended March 31, 2012	1,250	-	1,250
- quarter ended June 30, 2012	-	-	-
Included in other comprehensive income(loss)
- quarter ended March 31, 2012	(452)	795	343
- quarter ended June 30, 2012	-	108	108
Purchases, redemptions, and settlements:
Purchases	-	-	-
Redemptions
- quarter ended March 31, 2012	(2,013)	-	(2,013)
- quarter ended June 30, 2012	-	-	-
Settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-

Balance at June 30, 2012	$-	$1,531	$1,531

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-	-	-
Securities held at June 30, 2012:
Face value	$-	$3,125	$3,125
Financial ratings		A2 to NR
Weighted average interest rate (*)		1.9%	1.9%
Maturity date		N/A
*	The interest rate is based on a premium to one month LIBOR.

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
(b) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. For one security, the DCF model uses a 5% discount rate and the MC method observed secondary markets for similar securities trading at a 25% discount to face value. For the second security, the DCF model discount rate and the secondary market discount were 47% and 86%, respectively. On a weighted average basis, the DCF discount rate and the secondary market discount were 20% and 47%, respectively.

For the three and six months period ended July 2, 2011, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

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

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	June 30, 2012	December 31, 2011

Raw materials	$4,489	$4,579
Work in process	8,143	8,113
Finished goods	4,978	7,041
Total	$17,610	$19,733

6.	STOCK BASED COMPENSATION

Equity Compensation Plans

The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:

Index

▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (terminated February 28, 2005) (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

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

The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods:

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Amortization of restricted stock	$1,487	$2,198	$2,909	$4,886
Amortization of ESP Plan	135	200	270	400
Amortization of stock option awards	190	178	408	780
Total stock based compensation	$1,812	$2,576	$3,587	$6,066

By Financial Statement line item
Cost of sales	$312	$593	$529	$1,203
Research and development expenses	574	727	986	2,273
Selling and administrative expenses	910	1,336	2,007	2,670
Restructuring charge	16	(80)	65	(80)

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Stock based compensation for the six months ended July 2, 2011 includes $684 for equity awards associated with the management separation charge recorded during the first quarter of 2011.

Restricted Stock and Stock Option Awards

The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of five months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2011 to June 30, 2012 is presented in tabular form below:

Index

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2011	180	$8.39	1,460	$4.49	4,143	$4.96
Granted (1)	-	-	2,573	5.91	1,065	3.29
Shares vested/options exercised	(179)	8.38	(1,654)	5.08	(442)	2.12
Forfeited/expired (2)	(1)	9.72	(409)	6.03	(491)	9.37
Balance at December 31, 2011	-	-	1,970	$5.52	4,275	$4.32
Granted	-	-	589	2.44	4	2.52
Shares vested/options exercised	-	-	(752)	5.66	(946)	2.03
Forfeited/expired	-	-	(81)	6.16	(277)	7.39
Balance at June 30, 2012	-	-	1,726	$4.38	3,056	$4.76

(1)	Year 2011 stock options granted include 417 performance stock option shares
(2)	Year 2011 stock options forfeited include 167 performance stock option shares

In June 2011, the Company’s Chief Executive Officer and Chief Financial Officer were awarded a base grant of 417 long-term incentive stock options (LTI stock options) contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the LTI stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The LTI stock options have an exercise price of $3.24, a ten year term to expiration, and an average fair value of $2.62.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  During the fourth quarter of 2011, 167 shares of the 417 LTI stock options were forfeited upon the separation of our former Chief Financial Officer. In the second quarter of 2012, 83 shares were canceled for non-achievement of performance goals at the end of the first annual requisite service period.

On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting, the Company awarded 260 restricted stock units to two of its officers.  50% of the restricted stock units will have time-based vesting conditions (time-based) and 50% will have performance-based vesting conditions (performance-based).  The time-based restricted stock units will vest 1/3rd on May 20, 2013, 1/3rd on February 18, 2014 and 1/3rd on February 18, 2015.  The performance-based restricted stock units will vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  In May, 2012, subject to stockholder approval at the Company’s 2013 Annual Stockholder Meeting, an additional 608 time-based and 105 performance-based restricted stock units were awarded to employees of the Company.  These restricted stock units will vest consistent with the aforementioned officer awards.  Due to the uncertainty of the 2013 shareholder approval vote, neither compensation expense nor inclusion in disclosure tables for these awards is reported herein.

As of June 30, 2012

Unrecognized stock based compensation cost
Option plans	$824
Restricted stock	$5,174
Weighted average remaining recognition period
Option plans	1.9 years
Restricted stock	1.4 years

Index

Stock options outstanding at June 30, 2012 are summarized as follows:

Range of exercise prices	Outstanding Options at June 30, 2012	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at June 30, 2012	Weighted average exercise price

$1.39 - $1.93	798	5.7	$1.93	797	$1.93
$2.10 - $3.24	1,020	5.1	$3.12	563	$3.03
$3.30 - $8.79	636	2.6	$6.59	600	$6.66
$8.84 - $18.98	602	4.0	$9.34	602	$9.34

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the six month periods ended June 30, 2012 and July 2, 2011 were (excludes the aforementioned LTI option grants):

	Six months ended
	June 30, 2012	July 2, 2011
Stock option awards:
Risk-free interest rate	1.0%	2.2%
Expected volatility	70%	65%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.45	$1.85

ESP Plan:
Risk-free interest rate	0.2%	0.2%
Expected volatility	66%	58%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.65	$1.05

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

7.	LEGAL PROCEEDINGS

On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, seek unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which names the Company, a current officer and a former officer-director, and alleges a proposed class period that runs from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint; that motion was fully briefed as of March 30, 2010.  After holding extensive oral argument on defendants' motion on August 3, 2010, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contains the same substantive claims that were alleged in the First Amended Complaint, alleges a proposed class period that runs from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  By an Opinion and an Order dated September 30, 2011, the District Court dismissed with prejudice plaintiffs' Second Amended Complaint.  On October 27, 2011, plaintiffs filed with the District Court a notice of appeal to the United States Court of Appeals for the Third Circuit from the District Court's September 30, 2011 Opinion and Order. The appeal has been briefed and argued and is currently pending.

Index

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

Index

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

Revenue during the second quarter of 2012 declined in comparison to the first quarter of 2012 principally due to a decrease in demand from our former largest customer resulting from certain of such customer’s programs reaching end of life.

During the first half of 2012, we reduced our workforce by approximately 30 positions, primarily in manufacturing and selling and administrative, resulting in restructuring charges of $1.7 million.  We expect the annualized cost savings from these restructurings to approximate $4.0 million.

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

Index

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	108.8%	81.6%	101.0%	76.3%

Gross margin	(8.8)%	18.4%	(1.0)%	23.7%
Research and development expenses	45.0%	31.9%	42.8%	31.5%
Selling and administrative expenses	25.2%	20.6%	24.6%	21.2%
Restructuring charges	4.9%	2.9%	3.2%	1.3%

Operating loss	(83.9)%	(37.0)%	(71.6)%	(30.3)%
Interest income	0.5%	0.3%	0.5%	0.3%
Interest expense	-	-	-	-
Other income, net	-	-	2.4	-

Net loss	(83.4)%	(36.7)%	(68.7)%	(30.0)%

NET SALES. Net sales decreased 29.5% during the second quarter of 2012 to $25.1 million from $35.6 million in the second quarter of 2011. For the six months ended June 30, 2012, net sales were $53.5 million, a 32.3% decrease from net sales of $79.0 million for the six months ended July 2, 2011. The net sales decrease primarily resulted from a decrease in market demand in the wireless cellular device market.

Sales of integrated circuits for wireless applications decreased 29.8% during the second quarter of 2012 to $18.0 million from $25.6 million in the second quarter of 2011.  For the six months ended June 30, 2012, net sales of integrated circuits for wireless applications decreased 36.8% to $39.0 million from $61.8 million for the six months ended July 2, 2011.  The decrease in sales was primarily due to decreased demand from our former largest customer due to certain products reaching end of life and their change in chipset providers that do not utilize our power amplifiers.

Sales of integrated circuits for broadband applications decreased 28.6% during the second quarter of 2012 to $7.1 million from $9.9 million in the second quarter of 2011.  For the six months ended June 30, 2012, net sales of integrated circuits for broadband applications decreased 16.1% to $14.5 million from $17.2 million for the six months ended July 2, 2011. The decrease in sales was primarily due to declining demand for gallium arsenide integrated circuits in set-top box applications.

GROSS MARGIN. Gross margin during the second quarter of 2012 decreased to (8.8)% of net sales from 18.4% of net sales in the second quarter of 2011.  For the six months ended June 30, 2012, gross margin decreased to (1.0)% from 23.7% for the six months ended July 2, 2011.  The decrease in gross margin was primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses remained flat during the second quarter of 2012 at $11.3 million in comparison to the second quarter of 2011.  Company sponsored research and development expenses for the six months ended June 30, 2012 decreased 8.0% to $22.9 million from $24.9 million during the six months ended July 2, 2011.  A management separation charge of $0.8 million was included in the first quarter of 2011. The remaining decrease resulted from improved controls over our key projects and lower stock-based compensation expense.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 13.8% to $6.3 million during the second quarter of 2012 from $7.3 million during the second quarter of 2011. Selling and administrative expenses for the six months ended June 30, 2012 decreased 21.4% to $13.2 million from $16.8 million during the six months ended July 2, 2011.  A management separation charge of $2.1 million was included in the first quarter of 2011.  The remaining decrease resulted from the quarterly savings achieved from our ongoing cost reduction actions.

RESTRUCTURING CHARGE.  During the three and six months ended June 30, 2012, we implemented workforce reductions which eliminated approximately 30 positions, resulting in restructuring charges of $1.2 million and $1.7 million, respectively, for severance, related benefits and other costs.

Index

During the second quarter of 2011, we implemented workforce reductions, which eliminated approximately 40 positions, resulting in a restructuring charge of $1.0 million for severance and related benefits.

OTHER INCOME, NET. For the six months ended June 30, 2012, other income of $1.3 million was primarily from redemption proceeds on one of our ARS in excess of our amortized cost basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $17.2 million in cash and cash equivalents and $55.9 million in marketable securities.

Operating activities used $21.5 million in cash during the six month period ended June 30, 2012. Investing activities provided $4.1 million of cash during the six month period ended June 30, 2012 consisting principally of net sales of marketable securities of $6.2 million, partly offset by purchases of fixed assets of 2.1 million. Financing activities provided $1.9 million of cash proceeds received from stock option exercises.

We had unconditional purchase obligations at June 30, 2012 of approximately $3.0 million.

Within our $55.9 million in marketable securities at June 30, 2012, we held a total of $27.1 million of fixed income securities, $19.5 of U.S. government agency debt securities, $1.1 million of municipal notes, $5.5 million of auction rate securities (ARS) and $2.7 million as a former auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. The ARS instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

Index

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANADIGICS, INC.

By:	/s/ Terrence G. Gallagher
Terrence G. Gallagher
Vice President and Chief Financial Officer

Dated: August 9, 2012