Form 10-Q
period 2012-09-29
ANADIGICS INC
filed 2012-11-06
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File No. 0-25662

ANADIGICS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2582106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Mt. Bethel Road, Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of September 29, 2012 was 71,311,376 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 29, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$10,348	$32,695
Short-term marketable securities	31,418	24,127
Accounts receivable, net	13,568	17,329
Inventories	17,524	19,733
Prepaid expenses and other current assets	3,713	3,198
Total current assets	76,571	97,082

Marketable securities	20,436	36,756
Plant and equipment:
Equipment and furniture	200,707	199,908
Leasehold improvements	46,762	46,667
Projects in process	1,868	2,049
	249,337	248,624
Less accumulated depreciation and amortization	(204,761)	(193,900)
	44,576	54,724
Other assets	218	239

Total assets	$141,801	$188,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,784	$11,905
Accrued liabilities	5,572	7,946
Accrued restructuring costs	517	-
Total current liabilities	19,873	19,851

Other long-term liabilities	2,120	2,425

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 71,426 issued at September 29, 2012 and 69,394 issued at December 31, 2011	714	694
Additional paid-in capital	609,433	602,757
Accumulated deficit	(492,905)	(439,113)
Accumulated other comprehensive income	2,825	2,446
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	119,808	166,525

Total liabilities and stockholders’ equity	$141,801	$188,801

See accompanying notes.

Index

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$28,642	$37,264	$82,167	$116,310
Cost of sales	28,809	30,229	82,852	90,576
Gross (loss) profit	(167)	7,035	(685)	25,734
Research and development expenses	10,823	9,938	33,747	34,851
Selling and administrative expenses	5,597	7,360	18,773	24,125
Restructuring charges	605	-	2,338	1,047

Operating loss	(17,192)	(10,263)	(55,543)	(34,289)
Interest income	128	145	411	417
Interest expense	-	-	-	(25)
Other income, net	25	104	1,340	155

Net loss	$(17,039)	$(10,014)	$(53,792)	$(33,742)

Basic and diluted loss per share	$(0.24)	$(0.15)	$(0.76)	$(0.50)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	71,143	67,997	70,520	67,550

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(17,039)	$(10,014)	$(53,792)	$(33,742)

Other comprehensive income
Unrealized gain (loss) on marketable securities	151	(665)	1,739	180
Foreign currency translation adjustment	-	(9)	5	(2)

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(29)	(44)	(1,365)	(150)
Comprehensive loss	$(16,917)	$(10,732)	$(53,413)	$(33,714)

See accompanying notes.

Index

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine months ended
	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,792)	$(33,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,556	13,892
Stock based compensation	4,780	8,296
Amortization of premium on marketable securities	538	204
Marketable securities recovery and accretion	(1,365)	(165)
Gain on disposal of equipment	(47)	(120)
Changes in operating assets and liabilities:
Accounts receivable	3,761	16,610
Inventories	2,209	(247)
Prepaid expenses and other assets	(493)	(821)
Accounts payable	1,879	(3,708)
Accrued liabilities and other liabilities	(2,156)	(2,716)

Net cash used in operating activities	(32,130)	(2,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,410)	(3,624)
Proceeds from sale of equipment	47	313
Purchases of marketable securities	(32,532)	(49,651)
Proceeds from sales and redemptions of marketable securities	42,762	1,600

Net cash provided (used in) investing activities	7,867	(51,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,916	323

Net cash provided by financing activities	1,916	323

Net decrease in cash and cash equivalents	(22,347)	(53,556)
Cash and cash equivalents at beginning of period	32,695	97,129

Cash and cash equivalents at end of period	$10,348	$43,573

See accompanying notes.

Index

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – SEPTEMBER 29, 2012

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In December 2011, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. The Company is required to adopt this standard for the first quarter of 2013. The Company does not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

Index

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at September 29, 2012. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Nine months ended
	September 29, 2012	October 1, 2011

Beginning balance	430	571
Additions charged to costs and expenses	1,121	557
Claims processed	(1,092)	(780)
Ending balance	459	348

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	RESTRUCTURING AND MANAGEMENT SEPARATION CHARGES

RESTRUCTURING

During the three and nine months ended September 29, 2012, the Company implemented workforce reductions that eliminated approximately 10 and 40 positions throughout the Company, respectively, resulting in restructuring charges of $605 and $2,338, respectively, for severance, related benefits and other costs.  The unpaid balance at September 29, 2012 was $517 and was recorded within Accrued restructuring costs.

In the second quarter of 2011, the Company implemented a workforce reduction that eliminated approximately 40 positions throughout the Company, resulting in a Restructuring charge of $1,047 for severance and related benefits.

Activity and liability balances related to the restructurings were as follows:

Restructuring Accrual
December 31, 2010 balance	$-
Additions	1,047
Deductions	(1,047)
December 31, 2011 balance	$-
Additions	2,338
Deductions	1,821
September 29, 2012 balance	$517

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

3.	LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

Index

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Weighted average common shares for basic loss per share	71,143	67,997	70,520	67,550

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted shares (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	71,143	67,997	70,520	67,550

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

For the three and nine months ended September 29, 2012 and October 1, 2011, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Stock options	3,054	4,937	3,054	4,937
Unvested restricted shares and units	1,433	2,353	1,433	2,353

4.	FAIR VALUE AND MARKETABLE SECURITIES

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2011 and September 29, 2012:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$32,574	$32,532	$-	$32,532	$-
U.S. Government Agency debt securities (2)	19,573	19,556	19,556	-	-
Former-auction corporate debt security (3)	1,681	2,834	-	2,834	-
Auction Rate Securities
Corporate Debt (3)	762	1,215	-	-	1,215
Preferred Equity	2,404	3,031	-	2,403	628
State and Municipal Debt (3)	1,434	1,715	-	1,715	-
Total at December 31, 2011	$58,428	$60,883	$19,556	$39,484	$1,843

Fixed Income Securities (2)	$20,892	$20,905	$-	$20,905	$-
U.S. Government Agency debt securities (2)	21,516	21,519	21,519	-	-
Municipal Notes (2)	1,082	1,082	-	1,082	-
Former-auction corporate debt security (3)	1,725	2,786	-	2,786	-
Auction Rate Securities
Preferred Equity	2,404	3,904	-	2,373	1,531
State and Municipal Debt (3)	1,381	1,658	-	1,658	-
Total at September 29, 2012	$49,000	$51,854	$21,519	$28,804	$1,531

Index

(1)	Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2)	Available for sale debt securities with contractual maturities of 2 years or less.
(3)	Available for sale debt securities with contractual maturities in excess of 10 years.

The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

Interest income of $90 and $136 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the nine month periods ended September 29, 2012 and October 1, 2011, respectively.

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

At September 29, 2012, certain ARS market information was insufficient to determine the fair value of the Company’s investments in ARS resulting in Level 3 valuations. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow (DCF) model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables (MC) method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

For the three and nine months ended September 29, 2012, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using S ignificant Unobservable Inputs (Level 3) Nine months ended September 29, 2012
	Corporate Debt Security (a)	Preferred Equity Securities (b)	Total
Balance at January 1, 2012	$1,215	$628	$1,843
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended March 31, 2012	1,250	-	1,250
- quarter ended June 30, 2012	-	-	-
- quarter ended September 29, 2012	-	-	-
Included in other comprehensive income(loss)
- quarter ended March 31, 2012	(452)	795	343
- quarter ended June 30, 2012	-	108	108
- quarter ended September 29, 2012	-	-	-
Purchases, redemptions, and settlements:
Purchases	-	-	-
Redemptions
- quarter ended March 31, 2012	(2,013)	-	(2,013)
- quarter ended June 30, 2012	-	-	-
- quarter ended September 29, 2012	-	-	-
Settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-

Balance at September 29, 2012	$-	$1,531	$1,531

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-	-	-
Securities held at September 29, 2012:
Face value	$-	$3,125	$3,125
Financial ratings		A2 to NR
Weighted average interest rate (*)		1.9%	1.9%
Maturity date		N/A

Index

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

For the three and nine months period ended October 1, 2011, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

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

Index

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

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	September 29, 2012	December 31, 2011

Raw materials	$4,986	$4,579
Work in process	9,296	8,113
Finished goods	3,242	7,041
Total	$17,524	$19,733

6.	STOCK BASED COMPENSATION

Equity Compensation Plans

The Company had 4 equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:
▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (terminated February 28, 2005) (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

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

The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Amortization of restricted stock	$1,026	$1,698	$3,935	$6,584
Amortization of ESP Plan	40	100	310	500
Amortization of stock option awards	127	432	535	1,212
Total stock based compensation	$1,193	$2,230	$4,780	$8,296

By Financial Statement line item
Cost of sales	$208	$400	$737	$1,603
Research and development expenses	387	512	1,373	2,785
Selling and administrative expenses	598	1,318	2,605	3,988
Restructuring charge	-	-	65	(80)

Index

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Stock based compensation for the nine months ended October 1, 2011 includes $684 for equity awards associated with the management separation charge recorded during the first quarter of 2011.

Restricted Stock and Stock Option Awards

The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period of five months to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2011 to September 29, 2012 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price/ share	Units	WA price/ u nit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2011	180	$8.39	1,460	$4.49	4,143	$4.96
Granted (1)	-	-	2,573	5.91	1,065	3.29
Shares vested/options exercised	(179)	8.38	(1,654)	5.08	(442)	2.12
Forfeited/expired (2)	(1)	9.72	(409)	6.03	(491)	9.37
Balance at December 31, 2011	-	-	1,970	$5.52	4,275	$4.32
Granted	-	-	641	2.35	6	2.29
Shares vested/options exercised	-	-	(1,085)	4.72	(946)	2.03
Forfeited/expired	-	-	(93)	6.16	(281)	7.33
Balance at September 29, 2012	-	-	1,433	$4.67	3,054	$4.76

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

Index

As of September 29, 2012

Unrecognized stock based compensation cost
Option plans	$696
Restricted stock	$4,154
Weighted average remaining recognition period
Option plans	1.7 years
Restricted stock	1.5 years

Stock options outstanding at September, 2012 are summarized as follows:

Range of exercise prices	Outstanding Options at S eptember 29, 2012	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at September 29, 2012	Weighted average exercise price

$1.23 - $1.93	799	5.4	$1.93	797	$1.93
$2.10 - $3.24	1,017	4.9	$3.12	561	$3.03
$3.30 - $8.79	636	2.3	$6.59	607	$6.64
$8.84 - $18.98	602	3.6	$9.34	601	$9.34

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the nine month periods ended September 29, 2012 and October 1, 2011 were (excludes the aforementioned LTI option grants):

	Nine months ended
	September 29, 2012	October 1, 2011
Stock option awards:
Risk-free interest rate	1.0%	2.2%
Expected volatility	70%	65%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.32	$1.85

ESP Plan:
Risk-free interest rate	0.2%	0.1%
Expected volatility	63%	61%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.48	$0.75

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

7.	LEGAL PROCEEDINGS

On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, sought unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which named the Company, a current officer and a former officer-director, and alleged a proposed class period running from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint.  After holding extensive oral argument on defendants' motion, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contained the same substantive claims that were alleged in the First Amended Complaint, alleged a proposed class period running from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  By an Opinion and an Order dated September 30, 2011, the District Court dismissed with prejudice plaintiffs' Second Amended Complaint.  Shortly thereafter, plaintiffs appealed the District Court’s Opinion and Order to the United States Court of Appeals for the Third Circuit. On October 17, 2012, following briefing and argument, the Court of Appeals affirmed the District Court’s dismissal with prejudice of plaintiffs’ claims. It is not known whether plaintiffs will seek further appellate review.

Index

On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  The Superior Court stayed the Derivative Lawsuits pending disposition of the defendants' motions to dismiss the Complaints filed in the related Class Actions.

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

We leverage our technological knowledge and advantages to be a leading technology-enabler via innovative semiconductor solutions for broadband wireless and wireline communications.  We believe our patented InGaP-plus technology, which combines bipolar amplifying structures and pHEMT RF switches on the same die, coupled with our three level metal interconnect process provides us with a competitive advantage in the marketplace.  Additionally, we believe our ProEficient™ power amplifiers, with high efficiency at all output power levels, provide our customers a competitive advantage by delivering performance required for 3G and 4G devices with lower battery power consumption and longer use time than comparable products in these markets.

Revenue during the third quarter of 2012 increased in comparison to the second quarter of 2012 principally due to increased demand for our CDMA wireless products.

During the first nine months of 2012, we reduced our workforce by approximately 40 positions throughout the Company, resulting in restructuring charges of $2.3 million.  We expect the annualized cost savings from these restructurings to approximate $5.3 million.

We believe our markets are, and will continue to remain, competitive which could result in continued quarterly volatility in our net sales. This competition has resulted in, and is expected over the long-term to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share.

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Index

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	100.6%	81.1%	100.8%	77.9%

Gross margin	(0.6)%	18.9%	(0.8)%	22.1%
Research and development expenses	37.8%	26.7%	41.1%	30.0%
Selling and administrative expenses	19.5%	19.8%	22.9%	20.7%
Restructuring charges	2.1%	-	2.8%	0.9%

Operating loss	(60.0)%	(27.6)%	(67.6)%	(29.5)%
Interest income	0.4%	0.4%	0.5%	0.4%
Interest expense	-	-	-	-
Other income, net	0.1%	0.3%	1.6%	0.1%

Net loss	(59.5)%	(26.9)%	(65.5)%	(29.0)%

NET SALES. Net sales decreased 23.1% during the third quarter of 2012 to $28.6 million from $37.3 million in the third quarter of 2011. For the nine months ended September 29, 2012, net sales were $82.2 million, a 29.4% decrease from net sales of $116.3 million for the nine months ended October 1, 2011.

Sales of integrated circuits for wireless applications decreased 24.3% during the third quarter of 2012 to $21.1 million from $27.9 million in the third quarter of 2011.  For the nine months ended September 29, 2012, net sales of integrated circuits for wireless applications decreased 32.9% to $60.1 million from $89.7 million for the nine months ended October 1, 2011.  The decreases in sales were primarily due to decreased demand from our former largest customer due to certain products reaching end of life and their change in chipset providers that do not utilize our power amplifiers.

Sales of integrated circuits for broadband applications decreased 19.8% during the third quarter of 2012 to $7.5 million from $9.3 million in the third quarter of 2011.  For the nine months ended September 29, 2012, net sales of integrated circuits for broadband applications decreased 17.4% to $22.1 million from $26.6 million for the nine months ended October 1, 2011. The decrease in sales was primarily due to declining demand for gallium arsenide integrated circuits in set-top box applications.

GROSS MARGIN. Gross margin during the third quarter of 2012 decreased to (0.6)% of net sales from 18.9% of net sales in the third quarter of 2011.  For the nine months ended September 29, 2012, gross margin decreased to (0.8)% from 22.1% for the nine months ended October 1, 2011.  The decrease in gross margin was primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues. Fixed production costs include, but are not limited to, depreciation, maintenance and operations’ support functions.

RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses increased 8.9% during the third quarter of 2012 to $10.8 million from $9.9 million in the third quarter of 2011, principally due to low material spending in the third quarter of 2011.  Company-sponsored research and development expenses for the nine months ended September 29, 2012 decreased 3.2% to $33.7 million from $34.9 million during the nine months ended October 1, 2011.  The difference was primarily due to a management separation charge of $0.8 million included in the first quarter of 2011.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 24.0% to $5.6 million during the third quarter of 2012 from $7.4 million during the third quarter of 2011. Selling and administrative expenses for the nine months ended September 29, 2012 decreased 22.2% to $18.8 million from $24.1 million during the nine months ended October 1, 2011.  A management separation charge of $2.1 million was included in the first quarter of 2011.  The remaining decreases have resulted from the quarterly savings achieved from our ongoing cost reduction actions.

RESTRUCTURING CHARGE.  During the three and nine months ended September 29, 2012, we implemented workforce reductions which eliminated approximately 10 and 40 positions, respectively, resulting in restructuring charges of $0.6 million and $2.3 million, respectively, for severance, related benefits and other costs.

Index

During the second quarter of 2011, we implemented workforce reductions, which eliminated approximately 40 positions, resulting in a restructuring charge of $1.0 million for severance and related benefits.

OTHER INCOME, NET. For the nine months ended September 29, 2012, other income of $1.3 million was primarily from redemption proceeds on one of our ARS in excess of our amortized cost basis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2012, we had $10.3 million in cash and cash equivalents and $51.9 million in marketable securities.

Operating activities used $32.1 million in cash during the nine month period ended September 29, 2012, including $5.2 million of cash generated by reducing working capital. Investing activities provided $7.9 million of cash during the nine month period ended September 29, 2012 consisting principally of net sales of marketable securities of $10.2 million, partly offset by purchases of fixed assets of $2.4 million. Financing activities provided $1.9 million of cash proceeds received from stock option exercises.

We had unconditional purchase obligations at September 29, 2012 of approximately $2.7 million.

Within our $51.9 million in marketable securities at September 29, 2012, we held a total of $20.9 million of fixed income securities, $21.5 of U.S. government agency debt securities, $1.1 million of municipal notes, $5.6 million of auction rate securities (ARS) and $2.8 million as a former auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. The ARS instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the $5.6 million failed auction securities will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

We anticipate selling the existing and former-auction corporate debt securities prior to a recovery in valuation. We will continue to monitor and evaluate these investments for impairment and for short term classification purposes. We may not be able to access cash by selling the aforementioned auction rate debt or preferred securities without the loss of principal until a buyer is located, a future auction for these investments is successful, they are redeemed by their issuers or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity or in perpetuity for the preferred ARS. Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

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

Index

In December 2011, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. We are required to adopt this standard for the first quarter of 2013. We do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of September 29, 2012, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 29, 2012.

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

The information set forth in Financial Note 7, “Legal Proceedings,” to the accompanying condensed consolidated financial statements (unaudited) - September 29, 2012 appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

ANADIGICS, INC

By:	/s/ Terrence G. Gallagher
Terrence G. Gallagher
Vice President and Chief Financial Officer

Dated: November 6, 2012