Form 10-K
period 2012-12-31
ANADIGICS INC
filed 2013-03-01
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $125 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 15, 2013 was 71,863,283 (excluding 114,574 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2013 annual meeting of shareholders (Part III).

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

PART I

Glossary
Term	Definition
802.11	Is an IEEE set of standards for wireless local area networks.
CATV	Cable Television is the distribution of television programs, voice communications, and data access via radio frequency signals transmitted through coaxial cables.
CDMA	Code Division Multiple Access is a wireless standard for voice and data communication primarily used in the United States, South Korea, and Japan.
CMOS	Complementary Metal-Oxide Semiconductor is technology for constructing integrated circuits, typically in a silicon process, and often for digital applications, such as controller and logic circuits.
DVR	Digital Video Recorder is a consumer electronics device that records video in digital format and is often a feature of cable television set-top boxes.
EVDO	Evolution Data Optimized is the evolution of CDMA networks to deliver greater data throughput.
FEIC	Front-End Integrated Circuit is an RF die that typically contains the power amplifier, RF switch, and low noise amplifier to save space and reduce design time for manufacturers.
FEM
Front-End Module is an RF package of multiple die that typically contains the power amplifier, RF switch, low noise amplifier, and additional discrete components to save space and reduce design time for manufacturers.

GaAs	Gallium Arsenide is a process technology commonly used in the manufacturing of RF semiconductors.
GaN	Gallium Nitride is a process technology commonly used in the manufacturing of high power RF semiconductors, such as CATV infrastructure devices.
HBT	Heterojunction Bipolar Transistor is a structure that is commonly used for amplifying circuits.
HELP™	High-Efficiency-at-Low Power is a proprietary ANADIGICS technology that provides high efficiency at low and medium output power levels to increase talk-time in mobile communication devices.
HSPA	High Speed Packet Access is an evolution of the WCDMA wireless standard that is deployed around the world to provide greater data throughput
IC	Integrated Circuit.
IEEE	Institute of Electrical and Electronics Engineers is a professional organization that helps set standards for communication protocols.
ILD	Inter Layer Dielectric is material used to electrically separate closely spaced interconnect lines.

InGaP-Plus™	Is a proprietary ANADIGICS Indium Gallium Phosphide technology that combines HBT amplifying structures and pHEMT RF switches on the same die to enable greater levels of performance and integration.
IPTV	Internet Protocol Television is the delivery of digital video over a packet-switched network instead of a traditional CATV network.
LAN	Local Area Network is an interconnection of computers and other electronic devices in a limited area, such as a home, school, or business.
LTE	Long Term Evolution is a 4G wireless standard that is currently being deployed around the world as a high-speed data connectivity compliment to existing CDMA/EVDO and WCDMA/HSPA networks.
M2M	Machine-to-Machine refers to technologies that allow systems and components to communicate with each other, such as sensors and meters.
MESFET	Metal Semiconductor Field Effect Transistor is a technology commonly used in RF semiconductors, such as CATV infrastructure devices.
MMMB	Multimode Multiband is a power amplifier that operates in multiple modes, such as both GSM/EDGE and WCDMA, as well as operating in multiple bands to enable roaming across networks and regions.
MMIC	Monolithic Microwave Integrated Circuit is often associated with radio frequency devices, such as surface mount line amplifiers.
MMPA	Multiband Power Amplifier is a power amplifier that operates in multiple bands, commonly used to support devices that access several bands and roam across geographic regions.
ODM	Original Design Manufacturers.
OEM	Original Equipment Manufacturers.
PA	Power Amplifier is a circuit that amplifies a signal.
pHEMT	Pseudomorphic High-Electron-Mobility Transistor is a structure that is commonly used for switching circuits.
ProEficient™	Is a proprietary ANADIGICS technology that provides high efficiency across all output power levels to increase battery-life, including data use operating time and talk-time in mobile devices.
RF	Radio Frequency describes communications properties.
RFIC	Radio Frequency Integrated Circuit is a semiconductor solution for communications, including voice, data, and video.
WCDMA	Wideband Code Division Multiple Access is a wireless standard for voice and data communications, commonly used around the world as a compliment to slower GSM/EDGE networks.
WiFi	Is a WLAN network product that adheres to IEEE 802.11 standards.
WiMAX	Worldwide Interoperability for Microwave Access is a 4G wireless broadband standard that is being deployed primarily in Asia and North America.
WLAN	Wireless Local Area Network links two or more devices using a wireless connection.

ITEM 1.	BUSINESS.

Overview

ANADIGICS, Inc. (“we” or the “Company”) is a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular wireless, WiFi, and infrastructure applications.  We were incorporated in Delaware in 1984.  Our headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Our business strategy is focused on enabling anytime, anywhere connectivity with solutions that offer greater performance and integration to enhance the consumer’s experience.  We are a customer-centric organization that works closely with leading equipment manufacturers, such as OEMs and ODMs.  We also partner with industry-leading chipset providers where our functionality enhances their reference designs.  These relationships enable us to provide targeted applications expertise that helps reduce time-to-market and design new products that target emerging trends in the market.

We are focused on the design and manufacture of differentiated RF solutions.  Our product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  Many of these products leverage our patented InGaP-Plus™ and proven MESFET technologies.  InGaP-Plus provides greater flexibility to our engineers and product designers.  This technology enables them to develop unique architectures that combine HBT amplifying structures and pHEMT RF switches on the same die.  We believe that our products cost-effectively enhance communications devices by improving RF performance, reliability, and integration, while reducing the size, weight and cost of these products.

Our products are optimized for cellular wireless, WiFi, and wireless infrastructure applications.  Our cellular wireless power amplifiers and FEMs enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks.  These networks operate on international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA, and WiMAX.   Our WiFi FEICs and power amplifiers enable wireless LAN connectivity for mobile and fixed-point devices, such as smartphones, tablets, notebooks, and base stations.  These solutions are optimized for the latest WiFi standards, including 802.11ac and 802.11n.  Our infrastructure solutions include both wireless infrastructure and CATV products.  Our wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations.  Our CATV line amplifiers and other RF products provide the critical link in CATV infrastructure network devices, as well as set-top boxes and cable modems.

We expect our business will benefit in the long-term from three market dynamics directly related to the rapid global increase data consumption.

1.
Accelerating demand for data in wireless 3G and 4G devices. The migration to 3G and 4G high-speed data standards is driving the demand for mobile devices to include multiple modes and bands.  This increases the number of power amplifiers required for each device; expanding our market opportunity.  These new data standards also increase the performance requirements placed upon the power amplifier.  Mobile devices typically operate in high power mode during data use and low/medium power mode during voice communication.  Our newest generation of ProEficient™ and ProEficient-Plus™ power amplifiers are optimized to deliver the industry’s highest efficiency across all power modes for longer battery-life.  These solutions also provide exceptional linearity to maintain a high quality wireless connection.

2.
The continued adoption of high-speed broadband WiFi connectivity.  Consumer demand for instantaneous information has paved the way for an unprecedented level of WiFi integration across a variety of end applications.  Users are able to reliably connect a wide range of mobile and desktop devices using wireless LAN.  The 802.11n and upcoming 802.11ac standards enable speeds that rival traditional wireline Ethernet networks. Our new FEICs provide exceptional linearity, efficiency and integration.  These products help ensure maximum data speeds and wireless range, extend battery-life, and minimize space requirements in mobile devices.

3.
The deployment of infrastructure solutions to support these data requirements. The accelerated use of wireless mobile and WiFi data places larger demands on infrastructure.  Small-cell networks are being deployed by carriers to increase data capacity in dense population areas.  Our small-cell power amplifiers offer an industry-leading combination of efficiency, linearity, output power and thermal characteristics.  Manufacturers are able to leverage this performance to develop small-cell devices that consume less power, and provide higher throughput and greater coverage. CATV networks continue to expand to support the growing demand for data associated with WiFi and wireline devices.  Our line amplifier products offer outstanding performance for greater data throughput and industry-leading reliability to maximize uptime.  Moreover, our green initiatives are helping CATV network operators save energy and lower operating costs.

We believe that our solutions are well positioned to address these market dynamics and will enable us to outpace the overall end product unit growth in the cellular wireless, WiFi, and infrastructure communications markets.

Industry Background

Cellular Wireless Market

Wireless handsets and mobile data devices utilize a semiconductor chipset to enable communication with the network.  Key components of a wireless semiconductor chipset include a baseband, transceiver and one or more power amplifiers.  Each PA boosts the transmitter RF output to deliver enough signal power to enable connection with the radio access network for data throughput and voice.

The number of wireless devices designed for 3G and 4G standards is expected to grow significantly faster than the overall market over the next several years.  Many of these devices include LTE, which is a 4G standard that continues to gain worldwide momentum as demand for high-speed data connectivity accelerates. A survey by the GSA (GSM Suppliers Association) in October 2012 found that 105 LTE networks have already launched, an increase of more than 100% over the previous year.  These new LTE networks are being deployed to complement existing WCDMA/HSPA and CDMA/EVDO networks.  This trend requires mobile devices to support multiple modes and multiple frequency bands.  The served available market consequently expands with each multimode multiband device requiring several power amplifiers.

These 3G and 4G standards coupled with increased data consumption place tremendous performance pressure on the RF power amplifier.  Specifically, exceptional linearity performance is required to maintain high data throughput, and outstanding efficiency is required to maximize battery-life. We believe our manufacturing processes and design technologies such as ProEficient™, ProEficient-Plus™, HELP™ provide a competitive advantage by enabling us to provide products that consume less battery power across the operating spectrum and extend operating time.

We continue to work closely with leading OEMs, ODMs, and reference design leaders to design our solutions.  As a qualified PA supplier to top-tier handset manufacturers such as Samsung Electronics, Huawei Technologies, ZTE Corporation, and LG Electronics, we believe that we have strong visibility into next-generation products and can create our roadmap to support their development.  Similarly, we closely collaborate with reference design icons to develop our technology roadmaps.  Our products are specified on leading reference designs, which provides access to additional customers and helps strengthen the relationships with key OEMs and ODMs.  We believe our technology and product advantages coupled with these relationships position us to benefit from the continuing transition to 3G and 4G wireless technologies.

The key drivers of growth in the wireless market are:

•	Deployment of 4G networks and services.
•	Expansion of 3G footprint and subscriber base in emerging markets.
•	Accelerating mobile data consumption through converged devices with high-speed data access, high-definition video, and voice.
•	New features and applications driving faster replacement cycles.
•	Increased demand for smartphones and converged wireless devices like tablet computers and phablets.

WiFi Market

WiFi data consumption continues to increase as 802.11 functionality is embedded in a greater range of devices to provide consumers with ubiquitous connectivity.  According to an April of 2012 Strategy Analytics report WiFi-enabled devices are forecasted to grow to over two billion units per year in 2014.  As a supplier of power amplifiers and FEICs we are targeting 802.11n, in both 2.4GHz and 5GHz, which is currently the largest portion of the market.  As demand for data continues to increase, new mobile and fixed-point devices are adopting the ultra-high throughput 802.11ac standard and we believe that we are well positioned through our FEIC product family and key industry relations to address this new market segment.

The key drivers of growth in the WiFi market are:

•	Expansion of the WiFi footprint across a variety of applications.
•	Rising mobile data consumption leading to cellular network data offloading.
•	The emergence of the internet as the pipeline for media and entertainment.
•	Wide adoption of smartphones and tablets creating a “mobile everywhere” society.

Wireless Infrastructure Market

The accelerating data consumption of 3G and 4G devices is placing tremendous pressure on existing infrastructure.  It is anticipated that carriers will seek new pragmatic solutions to costly traditional infrastructure build outs to solve this challenge.  Small-cell base stations enable carriers to target specific areas of dense data, including urban areas, office, college campuses, and entertainment venues.  Our manufacturing processes and design technologies enable us to provide power amplifiers optimized for new small-cell wireless infrastructure equipment that will support this improvement in wireless networks.  Our small-cell infrastructure power amplifiers have a leadership position in this emerging market and are specified on leading reference designs.

CATV Infrastructure Markets

We are a leading supplier of line amplifier radio frequency IC amplifiers to the CATV infrastructure market.  The demand for equipment upgrades is driven by the need of cable service providers to offer converged voice, data and video services over their broadband networks.  The additional content requires greater bandwidth and is fueling the replacement of 870 MHz infrastructure equipment with 1 GHz devices.  We offer a complete family of 12V and 24V 1 GHz line amplifier MMICs and hybrid modules that are optimized for these next-generation triple-play networks.  Additionally, we are benefitting from the rollout of infrastructure in emerging CATV markets, such as China.  Emerging markets continue to demand 870 MHz line amplifiers, especially hybrid modules.  We anticipate that our new line amplifier products will expand our addressable market for CATV infrastructure. These include our traditional GaAs-based and new GaN-based products.  Historically, we have enjoyed long product life cycles in these markets.

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

Our Strategy

Our objective is creating value through innovative RF solutions that enable instantaneous connectivity anytime, anywhere to support growing trend toward greater data consumption.  The key elements of our strategy include:

•
Expand our serviceable available market (SAM) and target the highest-growth end market segments. . We believe the cellular wireless, WiFi, and infrastructure markets offer the largest growth opportunity to create and extract value, and are addressing new applications of this market to expand our SAM. We target the fastest-growing segments of the wireless communications markets that demand the highest performance. These segments are cellular wireless and WiFi-enabled handsets and tablets, and small-cell infrastructure.  In addition, we expect to increase share in the CATV Infrastructure market by expanding the line amplifier product offering in RFIC and industry standard packages.

•
Work closely with industry-leading customers and reference design partners. We continue to develop and strengthen relationships with industry leaders, and reference design organizations, OEMs, and ODMs in the cellular wireless, WiFi, and infrastructure markets.  Working closely with these entities, we believe that we are able to attain greater visibility into industry trends, develop more accurate technology roadmaps and attain insight in product next-generation product specifications.  By partnering with reference design leaders we achieve specification on leading reference design to expand our access to customers.

•
Bring patented innovative RF technology to industry-leading products. Our longstanding commitment to innovation in process technology and design has resulted in best-in-class RF products. Our new ProEficient™ and ProEficient-Plus™ PA architectures create a competitive advantage by combining high efficiency in high power mode for greater 3G and 4G data use with low current consumption in low power mode for greater talk-time. Power amplifier products leveraging this new architecture deliver the highest average efficiency across all power levels for longer battery-life.  Our new WiFi FEICs use ANADIGICS’ advanced technology and design architectures to provide an industry-leading combination of efficiency and linearity. This level of performance coupled with world-class integration helps minimize time-to-market, increase battery-life, and maximize throughput for mobile devices. The performance advantages enabled by our unique technology helps our customers deliver differentiated products to market at competitive prices.

•
Build upon our operational excellence and further realize economies of scale. Delivering leading technology products in volume requires expert execution and results in long-term value add throughout the supply chain, most importantly to our customers. We continue to focus on improving the product cost structure by leveraging our three level metal ILD process, lowering metallization cost, and implementing enhanced packaging techniques, such as flip-chip technology.  Business growth, driven by increased unit volume with high quality is critical to semiconductor companies, and are consistent with the ANADIGICS’ core values and the industry’s outgoing demand expectation.

•
Maintain flexible capacity through co-operation and partnerships. Leveraging third-party capabilities to supplement our existing manufacturing capabilities supports our ability to grow scale while limiting costly further capital investment in manufacturing. These capabilities encompass GaAs, GaN and CMOS wafer fabrication, in addition to assembly, packaging and test technologies.

•
Improve our financial model via increased growth.  Over the long term, we seek to increase our gross margins and profitability by focusing on products for markets in which we can achieve a strong competitive position.  This is achieved by demonstrating technological innovation and leadership, by growing share and volumes while controlling our expenses.  Consequently, we intend to focus on supplying products in the following markets:  (1) power amplifiers and FEMs for the 3G and 4G cellular wireless market, (2) power amplifiers and FEICs for the WiFi market, and (3) power amplifiers, line amplifiers, and other RF solutions for wireless and CATV infrastructure markets.  Concurrently, we expect to control research, development and sales expenses to enable a leveraged increase in profitability dollars and return on revenue percentage.

Products

We classify our revenues based upon the end application of the product in which our ICs are used.  Of our total net sales for the years ended December 31, 2012, 2011 and 2010, cellular wireless accounted for approximately 74%, 78% and 74%,  respectively, infrastructure accounted for approximately 21%, 19% and 24%, respectively, and WiFi accounted for approximately 5%, 3% and 2%, respectively.

Cellular Wireless

Our Cellular Wireless product line includes power amplifier modules for CDMA/EVDO, GSM/EDGE, WCDMA/HSPA, LTE and other wireless technologies for mobile handsets and data devices. The following table describes our principal products for these applications:

Product	Application
Power Amplifiers	Used in RF transmit chain of wireless handset, smartphone, datacard, or embedded module to amplify uplink signal to base station.
Dual-band PAs	Two independent amplification paths in a single package that enables operation in two different frequency bands at lower cost and with less board area compared with single-band PAs.
Penta-band PA Modules	Five PAs in a single package that enables operation in 21 different frequency bands over CDMA, WCDMA, and LTE at lower cost and significantly less board area compared with discrete PA implementations.
Multimode Multiband PA Modules	GSM/EDGE and multiple CDMA, WCDMA/LTE PAs in a single package that enables operation in different frequency bands at lower cost and with less board area compared with single-band PAs.
ProEficient™ PAs	ANADIGICS proprietary single-band PA design combines high efficiency at both low and high power levels extending battery-life in LTE, WCDMA/HSPA, and CDMA/EVDO devices.

ProEficient-Plus™ PAs
ANADIGICS proprietary dual-band power PA design provides the highest average efficiency across all power levels maximizing battery-life in WCDMA/HSPA and CDMA/EVDO converged devices, such as smartphones.

HELP™ PAs	ANADIGICS patented High-Efficiency-at-Low-Power PA design reduces average power consumption in LTE, WCDMA/HSPA and CDMA/EVDO devices.

WiFi

Our WiFi products include power amplifiers and front-end ICs for mobile handsets, data devices, entertainment devices, and base stations. The following table outlines our principal WiFi products and their applications:

Product	Application
Power Amplifiers	Used in RF transmit chain in embedded wireless mobile devices, notebooks, and access points. Optimized for 2.4 GHz 802.11b/g/n/11ac and 5 GHz 802.11a/n/11ac applications.
Front-End ICs
An RF front-end solution, including the power amplifier, low noise amplifier, and RF switch contained on a single-die, that are used on the transmit chain of 2.4 GHz 802.11b/g/n/ac and 5 GHz 802.11a/n/ac wireless devices. Our FEICs help reduce the board space requirements and calibration time compared with discrete components.

Infrastructure

Our Infrastructure product line encompasses video, voice and data telecommunications systems, consisting of CATV, and Wireless Infrastructure applications. The following table outlines our principal Infrastructure products and their applications:

Product	Application

Wireless Infrastructure Products
Power Amplifiers	Used in RF transmit chain of small-cell base stations to amplify the signal to the user equipment. Optimized for picocells, enterprise-class femtocells, and consumer premises equipment.

CATV Infrastructure Products
GaAs and GaN Line Amplifiers	Used to distribute RF signals from headends to subscribers. Available in 12V and 24V configurations, as well as versions optimized for 870 MHz and 1 GHz networks.
Gain Block Amplifiers	Used to amplify RF signals at intermediate points in the CATV network and at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for Fiber-To-The-Premises.

CATV Set-Top Box and Cable Modem Products
Tuner Upconverters and Downconverters	Used to perform signal amplification and frequency conversion in double-conversion video and data tuners.
Active Splitters	Used to split an incoming signal to feed multiple tuners.
Integrated Tuners	Used to integrate tuner upconverters, downconverters and synthesizers in a single package.
Upstream Amplifiers	Used to amplify and control the level of signals in the return path.

WiMAX Products
Mobile WiMAX and LTE PAs	Used in RF transmit chain of handsets, smartphones, datacards, or embedded modules to amplify uplink signal to base station.
Fixed Point WiMAX PAs	Used in RF transmit chain of Consumer Premises Equipment and femtocells.

Marketing, Sales, Distribution and Customer Support

We sell our products primarily to our direct customers worldwide and have developed close working relationships with leading companies in the cellular, WiFi, and infrastructure communications markets.  Additionally, we selectively use independent manufacturers’ representatives and distributors to complement our direct sales and customer support efforts.  Our relationships with our distributors enable them to maintain local practices regarding inventories and payment terms while supporting our growth in Asian wireless and global broadband markets.  Working with distributors like World Peace Group and Richardson Electronics, who have extensive sales networks, provides us access to tier-one customers in these markets.  We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

We believe that the technical nature of our products and markets demands an unwavering commitment to building and maintaining close relationships with our customers.  Our sales and marketing staff, which are assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis.  Our design and applications engineering staff actively communicate with customers during all phases of design and production.  We have highly specialized field application engineering teams in North America, Korea, Taiwan, China and Japan, located near key handset OEM’s and chipset providers.  We believe that these contacts are vital to the development of close, long-term working relationships with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends.

We believe that reference-design manufacturers in the cellular, WiFi, and infrastructure communications markets will continue to play an important role in the future of these markets.  Therefore, we believe it is essential that we maintain strong relationships in partnering with these companies to define products that are compatible with and provide value to their OEM manufacturers.

Process Technology, Manufacturing, Assembly and Testing

We design, develop and manufacture RFICs primarily using GaAs compound semiconductor substrates with various process technologies, MESFET, pHEMT and HBT.  Our patented technology, which utilizes InGaP-plus, combines InGaP HBT and pHEMT processes on a single substrate, enabling us to integrate the PA function and the RF active switch function on the same die.

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

Research and Development

We have made significant investments in our proprietary processes, including product design, packaging and wafer fabrication, which we believe gives us a competitive advantage.  Research and development expenses were $43.9 million, $45.0 million and $50.1 million in 2012, 2011 and 2010, respectively. We continue to focus our research and development primarily on advanced PAs and FEMs for 3G and 4G wireless markets, FEICs for WiFi,  Wireless infrastructure PAs, and CATV infrastructure line amplifiers in the broadband market.

Further, we develop other components, for example silicon CMOS and GaN components, to support our PA module and other products.  We do not intend to manufacture this technology in-house, as we believe there will be adequate external foundry capacity available.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Customers

Sales to Samsung Electronics, Huawei Technologies and ZTE Corporation accounted for 31%, 14% and 11%, respectively, of total net sales during 2012. No other customer accounted for 10% or more of total net sales during 2012.  See “Risk Factors—We depend on a few large customers for a significant portion of our revenue; a loss of a significant customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.”

Employees

As of December 31, 2012, we had 504 employees.

Competition

We compete with U.S. and international semiconductor and IC manufacturers of all sizes.  Our key competitors are Avago Technologies Limited, RF Micro Devices, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc.

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

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs.  As of December 31, 2012, we own 76 U.S. patents and have 22 pending U.S. patent applications.  The U.S. patents were issued between 1995 and 2012 and will expire between 2013 and 2031.

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

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.anadigics.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.  All SEC filings are also available at the SEC’s Web site at www.sec.gov.

************************************************************************

ITEM 1A.	RISK FACTORS

We have experienced losses in the past, and may experience losses in the future.

We have incurred substantial operating and net losses in the past, including 2012, and we expect to continue to incur losses in 2013. If economic conditions worsen or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We depend on a few large customers for a significant portion of our revenue; a loss of a significant customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.

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

If we fail to sell a high volume of products, our operating results may be adversely affected.

We have both increased capacity in and underutilized our manufacturing facility in recent years.  In years in which we had excess capacity, this excess capacity meant we incurred higher fixed costs for our products relative to the revenues we generated.  Because large portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results.  If we fail to achieve and maintain acceptable manufacturing volumes or experience product shipment delays, our results of operations could be harmed.  During periods of decreased demand, our high fixed manufacturing costs negatively affect our results of operations.  We base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed.  If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs, which would have an adverse effect on our results of operations. If we are unable to improve utilization levels and correctly manage capacity, the increased expense levels relative to revenue will have an adverse effect on our business, financial condition and results of operations.

We face intense competition, which could result in a decrease in our products’ prices and sales.

The markets for our products are intensely competitive and are characterized by rapid technological change.  We compete with U.S. and international semiconductor and IC manufacturers of all sizes, some of whom have significantly greater financial, technical, manufacturing and marketing resources than we do.  We currently face significant competition in our markets and expect that intense price and product competition will continue.  This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share.  We believe that the principal competitive factors for suppliers in our markets include, among others: (i) time-to-market; (ii) timely new product innovation; (iii) product quality, reliability and performance; (iv) product price; (v) features available in products; (vi) compliance with industry standards; (vii) strategic relationships with leading reference design providers and customers; (viii) access to and protection of intellectual property; (ix) market acceptance; and (x) maintaining access to raw materials, supplies and services at a competitive cost.

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

The markets for our products are characterized by rapid changes in both product and process technologies based on the continuous demand for product enhancements, higher levels of integration, decreased size and reduced power consumption.  Because the continuous evolution of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for our wireless products, we believe that our future success will depend, in part, upon our ability to continue to improve the efficiency of our products and process technologies and rapidly develop new products and process technologies.  The successful development of our products is highly complex and depends on numerous factors, including our ability to anticipate customer and market requirements and changes in technology and industry standards, our ability to differentiate our products from offerings of our competitors, and our ability to protect, develop or otherwise obtain adequate intellectual property for our new products.  If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economically acceptable alternative technology, our financial condition and results of operations could be materially and adversely affected.  This implementation may require us to modify the manufacturing process for our products, design new products to more stringent standards, and redesign some existing products, which may prove difficult for us and result in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful. Although we have reduced production costs through decreasing raw wafer costs, increasing wafer size and fabrication yields, decreasing die size and achieving higher volumes, we might not be able to do so in the future. To offset these decreases, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs.

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

The fabrication of ICs, particularly those made of GaAs, is a highly complex and precise process. Our ICs are primarily manufactured on wafers made of GaAs requiring multiple process steps.  It requires production in a highly controlled, clean environment.  Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, downtime on equipment, human error, interruptions in electrical supply or a number of other factors can cause a substantial interruption in our manufacturing processes.  Moreover, our manufacturing process is subject to fluctuations in our demand and fab utilization. In an environment of increasing manufacturing output and personnel to satisfy increasing demand, we may incur manufacturing disruptions limiting supply to customers.

Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments, which we may experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could: (i) lose revenues; (ii) incur increased costs such as warranty expense and costs associated with customer support; (iii) experience delays, cancellations or rescheduling of orders for our products; (iv) experience increased product returns or discounts; or (v) damage our reputation which could make it difficult for us to sell our products to existing and prospective customers.

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at our production facility or those of our subcontractors.  These disruptions may include electrical power outages, fire, earthquakes, flooding, international conflicts, war, acts of terrorism, or other natural or man-made disasters.  Specifically, in the fourth quarter of 2011, one of our subcontractors was impacted by the floods in Thailand, resulting in a temporary interruption of supply, and more recently in the fourth quarter of 2012, our New Jersey offices and manufacturing facility were impacted by the loss of power, access restrictions and delivery delays caused by Hurricane Sandy.  Disruptions of our manufacturing operations could cause significant delays in our shipments unless and until we are able to shift the manufacturing of such products from an affected facility to another facility or the disruption is remedied.  Furthermore, many of our customers require that they qualify a new manufacturing source before they will accept products from such source.  This qualification process may be expensive and time consuming.  In the event of such delays, we cannot assure you that the required alternative capacity would be available on a timely basis or at all.  Even if alternative manufacturing capacity or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers.  We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing. In the event we are unable to supply our customers with products previously assembled by our subcontractors on a timely basis, such customers may seek alternative suppliers.

Due to the highly specialized nature of the gallium arsenide IC manufacturing process, in the event of a disruption at the Warren, New Jersey semiconductor wafer fab, alternative gallium arsenide production capacity for certain processes would not be readily available from third-party sources.  Any disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

We do not assemble or test all of our ICs or multi-chip modules.  Instead, we provide the IC die and, in some cases, packaging and other components to assembly and test vendors located primarily in Asia.  Our products contain numerous component parts, substrates and silicon-based products, obtained from external suppliers. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality, fabrication costs, warranty issues and protection of intellectual property. Further, we are dependent upon a few foreign semiconductor assembly and test subcontractors.  If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations. If we are unable to obtain sufficient high quality and timely component parts, assembly or test service, if we experience delays in transferring or requalifying our production between suppliers, assembly or test locations or if means of transportation to or from these locations are interrupted, we would experience increased costs, delays or reductions in product shipment, and/or reduced product yields, which could materially and adversely affect our financial condition and results of operations.

The short life cycles and nature of semiconductor production, including the potential for order cancellation and need to build product to a customer’s forecast may leave us with obsolete or excess inventories.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed.  For example, we estimate that current life cycles for wireless handsets, and in turn our wireless products, are approximately 9 to 12 months.  Products with short life cycles require us to manage production and inventory levels closely.  We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products. As a result we incur inventory and manufacturing costs in advance of anticipated sales. Unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed can result in obsolete or excess inventories, requiring a write off or a reduction in the inventory value. Such a charge could have an adverse effect on our operating results and financial condition.

Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.

We do not manufacture any of the starting wafers, packaging or passive components used in the production of our gallium arsenide ICs. Epitaxial wafers, packaging and passive components are available from a limited number of sources. To the extent that we are unable to obtain these materials, packaging or passive components in the required quantities, as has occurred from time to time in the past, we could experience delays or reductions in product shipments, which could materially and adversely affect our financial condition and results of operations.

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

In addition, if we issue equity securities in order to acquire another business, our stockholders’ interest in us, or the combined company, could be materially diluted. Further, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

We have implemented cost restructuring programs in the past and may need to again in the future.

We implemented cost restructuring programs in the past, including in 2012 and in 2013, and may need to implement such programs again in the future. Such restructuring programs are costly to implement and may inadequately address the operating environment. No assurance can be given that the implementation of cost reduction programs will generate the anticipated cost savings and other benefits or that future or additional measures may be required. We could incorrectly anticipate the extent and term of the market decline and weakness for our products and services and we may be forced to restructure further or may incur future operating charges due to poor business conditions.

The variability of our manufacturing yields may affect our gross margins.

Our manufacturing yields vary significantly among products, depending on the complexity of a particular IC’s design and our experience in manufacturing that type of IC.  We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins.

Regardless of the process technology used, the fabrication of ICs is a highly complex and precise process.  Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous ICs on each wafer to be nonfunctional, thereby reducing yields.  These difficulties can include: (i) defects in masks, which are used to transfer circuit patterns onto our wafers; (ii) impurities in the materials used; (iii) operator errors; (iv) contamination of the manufacturing environment; (v) equipment failure; and (vi) interruptions in electrical supply.

Many of our manufacturing costs are fixed and average selling prices for our products tend to decline over time.  Therefore, it is critical for us to increase the number of shippable ICs per wafer and increase the production volume of wafers in order to maintain or improve our results of operations.  Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our financial condition and results of operations and have done so in the past.  We cannot assure you that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies.  If any new yield problems were to arise or any existing yield problems were to continue, our financial condition and results of operations could be materially and adversely affected.

Unfavorable general economic conditions in individual or world markets could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could result in lower demand for some of our products, longer sales cycles or increased price competition.  Our customer base includes OEMs and ODMs that are reliant on consumer demand. Consumers may seek to reduce discretionary spending, which could soften demand for our customers’ products and could negatively affect our financial performance. In addition our vendors may be unable to support our production requirements, resulting in delay or non-delivery of inventory shipments.

Our gallium arsenide semiconductors may cease to be competitive with silicon alternatives.

Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally PAs and switches, which tend to be more expensive than their silicon counterparts.  The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes.  We expect the cost of producing gallium arsenide devices, which exceed the costs of producing their silicon counterparts, to continue for the foreseeable future.  In addition, silicon semiconductor technologies are widely-used process technologies for certain ICs and these technologies continue to improve in performance.  Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts.  If we do not continue to offer products that provide sufficiently superior performance to justify their higher cost, our financial condition and results of operations could be materially and adversely affected.  We cannot assure you that there will continue to be products and markets that require the performance attributes of gallium arsenide solutions.

We face a risk that capital needed for our business will not be available when we need it.

In the future, we may decide to access sources of financing to fund growth opportunities.  Taking into consideration our combined cash and marketable securities balance of $51.5 million as of December 31, 2012, we believe that our existing sources of liquidity will be sufficient to fund our research and development, capital expenditures, working capital requirements, interest and other financing requirements for at least the next twelve months.

However, there is no assurance that the capital required to fund these expenditures will be available in the future.  Conditions existing in the U.S. capital markets, as well as the then current condition of the Company, will affect our ability to raise capital, as well as the terms of any financing.  We may not be able to raise enough capital to meet our capital needs on a timely basis or at all.  Failure to obtain capital when required could have a material adverse effect on us.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital.  We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

 The liquidity and valuation of our investments in marketable securities could be affected by disruption in financial markets.

We maintain investments in financial instruments including corporate debt obligations, auction rate securities, and government-related obligations, which included $5.7 million carrying value of auction rate securities at December 31, 2012. These investments must be supported by actively trading financial markets in order to be liquid investments. Financial markets can temporarily or permanently have an imbalance of buyers and sellers that can impact valuations and liquidity. Auction rate markets have experienced imbalances since late 2007 and may continue to be imbalanced. Such imbalances could negatively impact the fair value of our investments, requiring a charge against income as has occurred in the past, our access to cash and the liquidity of our marketable securities. We cannot assure you that our marketable securities could be sold for their carrying value or in our required time frame to support our intermediate term cashflow and liquidity needs.

Our success depends on our ability to attract, retain and motivate qualified personnel.

A small number of key executive officers manage our business.  Their departure could have a material adverse effect on our operations.  We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified manufacturing personnel, technical sales and marketing personnel, design and application engineers, as well as senior management.  We believe that there is, and will continue to be, intense competition for qualified personnel in the semiconductor industry as the emerging broadband wireless and wireline communications markets develop. We cannot be sure that we will be successful in retaining our key personnel or in attracting and retaining the highly qualified personnel noted above, especially during periods of poor operating performance and/or declines in the price of our common stock.  The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material effect on our ability to operate our business, to implement our business strategy and to respond to the rapidly changing market conditions in which we operate. We do not presently maintain key-man life insurance for any of our key executive officers.

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

We have had significant volatility in our stock price which may continue in the future.  Therefore, you may be unable to sell shares of our common stock at or above the price you paid for such shares.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Certain provisions in our governing documents and of Delaware law could deter, delay or prevent a third party from acquiring us and that could deprive shareholders of an opportunity to obtain a takeover premium for our common stock.

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

    Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, located within the industrial complex. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty-year lease expiring on December 31, 2016.  We occupy approximately another 12,600 square feet of office space in a nearby building under a two-year lease expiring on October 31, 2014.

    We also lease approximately 32,700 square feet in aggregate of office space in the following locations: Atlanta, Georgia; Tyngsboro, Massachusetts; San Diego, California; Taipei, Taiwan; China; South Korea; and Japan under lease agreements with remaining terms ranging from one month to six years that can be extended, at our option.

ITEM 3.	LEGAL PROCEEDINGS.

For information on our legal proceedings see Note 13 Legal Proceedings to the Company’s Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our $0.01 par value Common Stock, (“Common Stock”) has been quoted on the NASDAQ Global Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following our initial public offering of our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for our Common Stock.

	High	Low
Calendar 2012
Fourth Quarter	$2.60	$1.14
Third Quarter	1.90	1.05
Second Quarter	2.50	1.64
First Quarter	3.22	2.19

Calendar 2011
Fourth Quarter	$2.90	$1.92
Third Quarter	3.44	2.12
Second Quarter	4.51	2.82
First Quarter	8.20	3.96

As of December 31, 2012 there were 71,738,317 shares of Common Stock outstanding (excluding shares held in Treasury) and 226 holders of record of the Common Stock.

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

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2012	2011	2010	2009	2008
RESULTS OF OPERATIONS
Net sales	$112,643	$152,827	$216,714	$140,484	$258,170
Gross (loss) profit	(1,226)	31,103	75,845	20,158	78,587
Operating loss from continuing operations	(71,745)	(50,119)	(535)	(55,323)	(38,267)
(Loss) income before income taxes	(69,853)	(49,323)	963	(57,404)	(41,872)
Benefit from income taxes	-	-	(297)	(321)	-
Net (loss) income from continuing operations	(69,853)	(49,323)	1,260	(57,083)	(41,872)

(Loss) earnings per share from continuing operations:
Basic	$(0.99)	$(0.73)	$0.02	$(0.92)	$(0.70)
Diluted	$(0.99)	$(0.73)	$0.02	$(0.92)	$(0.70)

BALANCE SHEET DATA:
Total cash and marketable securities	$51,510	$93,578	$106,093	$92,526	$145,724
Total assets	126,881	188,801	233,812	214,452	303,777
Current portion of long-term debt	-	-	-	-	38,000
Total stockholders’ equity	106,025	166,525	202,964	189,058	230,008

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular wireless, WiFi, and infrastructure applications.  Our product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  Our cellular wireless power amplifiers and FEMs enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks utilizing international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA, and WiMAX.  Our WiFi FEICs and power amplifiers enable wireless LAN connectivity for mobile and fixed-point devices, such as smartphones, tablets, notebooks, and base stations, optimizing the latest WiFi standards, including 802.11ac and 802.11n.  Our infrastructure solutions include both wireless infrastructure and CATV products.  Our wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations.  Our CATV line amplifiers and other RF products provide the critical link in CATV infrastructure network devices, as well as set-top boxes and cable modems.  We believe that our solutions are well positioned to address these market dynamics and will enable us to outpace the overall end product unit growth in the cellular wireless, WiFi, and infrastructure communications markets.

Our business strategy is focused on enabling anytime, anywhere connectivity with solutions that offer greater performance and integration to enhance the consumer’s experience.  We are a customer-centric organization that works closely with leading equipment manufacturers, such as OEMs and ODMs.  We also partner with industry-leading chipset providers where our functionality enhances their reference designs.  These relationships enable us to provide targeted applications expertise that helps reduce time-to-market and design new products that target emerging trends in the market.

We are focused on the design and manufacture of differentiated RF solutions.  Many of our products leverage our patented InGaP-Plus™ and proven MESFET technologies.  InGaP-Plus provides greater flexibility to our engineers and product designers.  This technology enables them to develop unique architectures that combine HBT amplifying structures and pHEMT RF switches on the same die.  We believe that our products cost-effectively enhance communications devices by improving RF performance, reliability, and integration, while reducing the size, weight and cost of these products.

Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  In addition, we have a strategic foundry agreement with WIN Semiconductors of Taiwan to supplement our existing wafer fabrication capability and allow for additional and flexible capacity without the requisite capital investment.

Our annual revenues have decreased sequentially since 2010, as the Company experienced a decline in Wireless revenues primarily resulting from a decline in revenue from one of our largest customers after certain of their programs reached end of life and their change in chipset suppliers that did not utilize our power amplifiers.

In late February 2013, we reduced our workforce by approximately 25 employees throughout the Company and anticipate recording approximately $1.9 million of restructuring charges during the first quarter of 2013.  The workforce reduction along with other cost reduction actions were initiated with a view to achieving annualized savings of approximately $5.2 million.

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

We have not made any material changes in our accounting methodology used to record revenue allowances for the years ended December 31, 2012, 2011 and 2010. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes in our accounting methodology used to create and maintain the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes to our inventory reserve methodology for the years ended December 31, 2012 2011and 2010 We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or technological changes affect consumer demand we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves at December 31, 2012 would affect our consolidated financial statements for the year then ended by approximately $0.6 million.

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

We have not made any material changes to our warranty reserve methodology for the years ended December 31, 2012, 2011 and 2010. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

While we have not made any material changes to our valuation methodology for the years ended December 31, 2012, 2011 and 2010, capital market expectations, liquidity and rates have fluctuated in the periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Stock-Based Compensation

We have a stock-based compensation plan which includes non-qualified stock options, share awards, and an employee stock purchase plan. See Note 9 of Item 8 for a discussion of our stock-based compensation programs. We determine the fair value of stock-based compensation for our non-qualified stock options and employee stock purchase plans at the date of grant using the Black Scholes options-pricing model. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the award, risk-free rate, the expected life and potential forfeitures of awards. Management periodically evaluates these assumptions and updates stock-based compensation expense accordingly.

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

We have not made any material changes in the accounting methodology we used to calculate stock-based compensation for the years ended December 31, 2012, 2011 and 2010.  We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine stock-based compensation expense.

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

We have not made any material changes in the accounting methodology we use to assess impairment loss for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, we evaluated fixed assets for impairment and performed a recoverability analysis based on undiscounted cash flows.  The results of the analysis indicate that the assets are fully-recoverable.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may record material losses.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

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

We have not made any material changes in the accounting methodology we used to measure our deferred tax asset valuation allowance for the years ended December 31, 2012, 2011 and 2010. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to record our valuation allowances for deferred tax assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future taxable income, we may record material income tax benefits.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	101.1	79.6	65.0

Gross (loss) profit	(1.1%)	20.4%	35.0%
Research and development expense	39.0	29.5	23.1
Selling and administrative expenses	21.5	23.0	12.9
Restructuring charges and impairment recovery	2.1	0.7	(0.8)

Operating loss	(63.7%)	(32.8%)	(0.2%)
Interest income	0.5	0.4	0.4
Interest expense	-	-	(0.1)
Other income, net	1.2	0.1	0.4

(Loss) income before income taxes	(62.0%)	(32.3%)	0.5%
Benefit from income taxes	-	-	(0.1)

Net (loss) income	(62.0%)	(32.3%)	0.6%

2012 COMPARED TO 2011

NET SALES. Net sales for the year ended December 31, 2012 decreased 26.3% to $112.6 million, compared to net sales for the year ended December 31, 2011 of $152.8 million. The net sales decrease primarily resulted from a decrease in market demand for WCDMA cellular device markets.

Net sales for the year ended December 31, 2012 of the Company’s cellular wireless products decreased 29.9% to $83.8 million compared to net sales for the year ended December 31, 2011 of $119.5 million.  The decrease in sales was primarily the result of decreased demand in our WCDMA cellular device markets primarily due to decreased demand from our former largest customer due to certain products reaching end of life and their change in chipset providers that do not utilize our power amplifiers.

Net sales for the year ended December 31, 2012 of the Company’s infrastructure products decreased 15.9% to $23.7 million compared to net sales for the year ended December 31, 2011 of $28.2 million. The decrease in sales was primarily due to decreased demand for tuner and splitter products in cable set-top box applications.

Net sales for the year ended December 31, 2012 of the Company’s WiFi products remained flat at $5.1 million compared to net sales for the year ended December 31, 2011.

GROSS MARGIN. Gross margin for 2012 decreased to (1.1%) of net sales, compared with 20.4% of net sales in the prior year. The decrease in gross margin was primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues. Fixed production costs include, but are not limited to depreciation, maintenance and operations’ support functions.

RESEARCH & DEVELOPMENT. Company-sponsored Research and development (R&D) expenses decreased 2.5% during 2012 to $43.9 million from $45.0 million during 2011. The decrease was primarily due to a management separation charge of $0.8 million included in the first quarter of 2011.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 30.9% during 2012 to $24.3 million from $35.1 million in 2011.  The decrease was primarily due to cost savings from staff reductions from restructurings and the elimination of management separation charges recorded in the first and fourth quarters of 2011 which total $6.4 million.

RESTRUCTURING CHARGES. During 2012, we implemented workforce reductions that eliminated approximately 40 positions throughout the Company, resulting in restructuring charges of $2.3 million for severance, related benefits and other costs.  During the second quarter of 2011, we implemented workforce reductions, which eliminated approximately 40 positions throughout the Company, resulting in a restructuring charge of $1.0 million for severance and related benefits.

OTHER INCOME, NET.  During 2012, Other income of $1.4 million was primarily from redemption proceeds received on one of our auction rate securities (ARS) which was in excess of our amortized cost basis.

2011 COMPARED TO 2010

NET SALES. Net sales for the year ended December 31, 2011 decreased 29.5% to $152.8 million, compared to net sales for the year ended December 31, 2010 of $216.7 million. The net sales decrease primarily resulted from a decrease in market demand for WCDMA cellular device markets and in infrastructure from lower cable set-top box and WiMax applications’ demand.

Net sales for the year ended December 31, 2011 of the Company’s cellular wireless products decreased 25.3% to $119.5 million compared to net sales for the year ended December 31, 2010 of $159.9 million.  The decrease in sales was primarily the result of decreased demand in our WCDMA cellular device markets due to 1) declines at one of our largest customers due to certain products reaching end of life and their change in chipset providers that do not utilize our power amplifiers and 2) a decline in the market penetration of datacard products for embedded wireless connectivity.

Net sales for the year ended December 31, 2011 of the Company’s infrastructure products decreased 46.7% to $28.2 million compared to net sales for the year ended December 31, 2010 of $52.8 million. The decrease in sales was primarily due to decreased demand from cable set-top box and WiMax applications.

Net sales for the year ended December 31, 2011 of the Company’s WiFi products increased 29.6% to $5.1 million compared to net sales for the year ended December 31, 2010 of $4.0 million. The increase in sales was primarily due to increased demand from laptop applications.

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

RESTRUCTURING CHARGES AND IMPAIRMENT RECOVERY. During the second quarter of 2011, we implemented workforce reductions, which eliminated approximately 40 positions, resulting in a restructuring charge of $1.0 million for severance and related benefits. During the second quarter of 2010, we sold the wafer fabrication building in Kunshan, China which had been fully written-off in 2008. The sale resulted in a net recovery of $1.7 million.

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

LIQUIDITY AND SOURCES OF CAPITAL

    At December 31, 2012 we had $24.9 million of cash and cash equivalents and $26.6 million in marketable securities.

Operations used $43.6 million in cash during 2012, primarily as a result of our operating results adjusted for non-cash expenses, as reduced by $4.8 million of cash generated by reducing working capital.  Investing activities provided $33.1 million of cash during 2012, consisting of net sales of marketable securities of $35.9 million, which were partly offset by purchases of equipment of $2.8 million.  Financing activities provided $2.8 million of cash during 2012, consisting of proceeds received from the employee stock purchase plan and stock option exercises.

At December 31, 2012, the Company had unconditional purchase obligations of approximately $3.4 million.

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

    The table below summarizes required cash payments as of December 31, 2012:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	10,528	2,672	5,187	2,528	141
Unconditional purchase obligations	3,407	3,407	-	-	-
Total contractual cash obligations	$13,935	$6,079	$5,187	$2,528	$141

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

In February 2013, the FASB amended its disclosure requirements for those amounts reclassified out of accumulated other comprehensive income.  Entities are required to separately disclose each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income, and other amounts of current-period other comprehensive income.  Additional information will be required about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  These additional disclosure requirements will be required for reporting periods beginning after December 31, 2012 and will not have an impact on our consolidated financial statements.

In December 2011, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. We are required to adopt this standard for the first quarter of 2013. We do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

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

At December 31, 2012, we held marketable securities with an estimated fair value of $26.6 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities. The following table provides information about our marketable securities at December 31, 2012:

Estimated Principal Amount and Weighted Average Stated Interest Rate by Expected Maturity Value					Fair Value
($’s 000)	2013	2014	> 10 years	Total	($’s 000)

Principal	$17,700	$-	$11,925	$29,625	$26,561

Weighted Average Stated Interest Rates	1.63%		1.64%	1.63%	-

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

All of our marketable securities are classified as available-for-sale and therefore reported on our balance sheet at market value. Within our $26.6 million in marketable securities at December 31, 2012, we held a total of $10.3 million of fixed income securities, $7.5 million of U.S. government agency debt securities, $5.7 million of auction rate securities (ARS), and $3.1 million as a former-auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS were a short-term cash management instrument used by the market and the Company prior to 2008. The instrument used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value. During the second half of 2007 and the first quarter of 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 28, 2013

 ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010

Net sales	$112,643	$152,827	$216,714
Cost of sales	113,869	121,724	140,869

Gross (loss) profit	(1,226)	31,103	75,845
Research and development expenses	43,892	45,037	50,120
Selling and administrative expenses	24,289	35,138	27,977
Restructuring charges and impairment recovery	2,338	1,047	(1,717)
	70,519	81,222	76,380

Operating loss	(71,745)	(50,119)	(535)

Interest income	528	576	784
Interest expense	-	(25)	(154)
Other income, net	1,364	245	868

(Loss) income before income taxes	$(69,853)	$(49,323)	$963
Benefit from income taxes	-	-	(297)

Net (loss) income	$(69,853)	$(49,323)	$1,260

(Loss) earnings per share:
Basic	$(0.99)	$(0.73)	$0.02
Diluted	$(0.99)	$(0.73)	$0.02

Weighted average common shares outstanding used in computing (loss) earnings per share:
Basic	70,721	67,771	65,084
Diluted	70,721	67,771	67,554

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(69,853)	$(49,323)	$1,260
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	2,193	(143)	665
Foreign currency translation adjustment	6	-	(42)

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive (loss) income	(1,393)	(193)	(588)
Comprehensive (loss) income	$(69,047)	$(49,659)	$1,295

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,949	$32,695
Short-term marketable securities	17,750	24,127
Accounts receivable, net of allowance for doubtful accounts of $172 at December 31, 2012 and December 31, 2011	12,233	17,329
Inventories	18,840	19,733
Prepaid expenses and other current assets	3,031	3,198

Total current assets	76,803	97,082

Marketable securities	8,811	36,756
Plant and equipment
Equipment and furniture	200,873	199,908
Leasehold improvements	46,810	46,667
Projects in process	1,964	2,049
	249,647	248,624
Less accumulated depreciation and amortization	208,599	193,900
	41,048	54,724
Other assets	219	239
	$126,881	$188,801
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$14,099	$11,905
Accrued liabilities	4,345	7,946
Accrued restructuring costs	395	-
Total current liabilities	18,839	19,851

Other long-term liabilities	2,017	2,425

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2012 and 2011, and 71,853 and 69,394 issued at December 31, 2012 and 2011, respectively	719	694
Additional paid-in capital	611,279	602,757
Accumulated deficit	(508,966)	(439,113)
Accumulated other comprehensive income	3,252	2,446
Treasury stock at cost: 115 shares at December 31, 2012 and 2011	(259)	(259)
Total stockholders’ equity	106,025	166,525
	$126,881	$188,801

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss )	Total Stockholders’ Equity

Balance, December 31, 2009	64,517	$645	(115)	$(259)	$576,975	$(391,050)	$2,747	$189,058

Stock options exercised	758	7			1,504			1,511
Shares issued under employee stock purchase plan	488	5			1,860			1,865
Restricted stock activity, net of forfeitures	1,153	12			(12)			-
Amortization of stock-based compensation					9,235			9,235
Other comprehensive income							35	35
Net income						1,260		1,260

Balance, December 31, 2010	66,916	$669	(115)	$(259)	$589,562	$(389,790)	$2,782	$202,964

Stock options exercised	441	4			931			935
Shares issued under employee stock purchase plan	384	4			767			771
Restricted stock activity, net of forfeitures	1,653	17			(17)			-
Amortization of stock-based compensation					11,514			11,514
Other comprehensive loss							(336)	(336)
Net loss						(49,323)		(49,323)

Balance, December 31, 2011	69,394	$694	(115)	$(259)	$602,757	$(439,113)	$2,446	$166,525

Stock options exercised	950	10			1,913			1,923
Shares issued under employee stock purchase plan	407	4			823			827
Restricted stock activity, net of forfeitures	1,102	11			(11)			-
Amortization of stock-based compensation					5,797			5,797
Other comprehensive income							806	806
Net loss						(69,853)		(69,853)

Balance, December 31, 2012	71,853	$719	(115)	$(259)	$611,279	$(508,966)	$3,252	$106,025

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(69,853)	$(49,323)	$1,260
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	16,530	18,239	19,115
Stock based compensation	5,797	11,514	9,235
Amortization of premium on marketable securities	636	405	-
Marketable securities recovery, accretion, impairment and other	(1,393)	(208)	(808)
Recovery on sale of China building	-	-	(1,717)
Gain on disposal of equipment	(89)	(41)	(116)
Changes in operating assets and liabilities:
Accounts receivable	5,096	17,970	(15,286)
Inventories	893	1,001	(2,484)
Prepaid expenses and other assets	191	190	(784)
Accounts payable	2,194	(6,045)	5,971
Accrued and other liabilities	(3,608)	(2,509)	(1,251)
Net cash (used in) provided by operating activities	(43,606)	(8,807)	13,135

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(2,816)	(5,229)	(5,747)
Proceeds from sale of building and equipment	47	348	1,918
Purchases of marketable securities	(34,530)	(65,152)	-
Proceeds from sales and redemptions of marketable securities	70,409	12,700	1,275
Net cash provided by (used in) investing activities	33,110	(57,333)	(2,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock, net of related costs	2,750	1,706	3,376
Net cash provided by financing activities	2,750	1,706	3,376

Net (decrease) increase in cash and cash equivalents	(7,746)	(64,434)	13,957
Cash and cash equivalents at beginning of period	32,695	97,129	83,172

Cash and cash equivalents at end of period	$24,949	$32,695	$97,129

Supplemental disclosures of cash flow information:
Net taxes paid (refunded)	$152	$136	$(243)

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ANADIGICS, Inc. (the Company) is a global leader in the design and manufacture of radio frequency  semiconductor solutions for cellular wireless, WiFi, and infrastructure applications. The Company’s product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  The Company’s cellular wireless products enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks utilizing international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA and WiMAX. The Company’s WiFi products enable wireless LAN connectivity for mobile and fixed-point devices, such as smartphones, tablets, notebooks, and base stations, optimizing the latest WiFi standards, including 802.11ac and 802.11n.  The Company’s infrastructure solutions include both wireless infrastructure and CATV products.  The Company’s wireless infrastructure power amplifiers enable 3G and 4G small-cell bastions, while its CATV products provide the critical link in CATV infrastructure network devices, as well as set-top boxes and cable modems.   The Company believes its solutions are well positioned to address these market dynamics and will enable it to outpace the overall end product unit growth in the cellular wireless, WiFi, and infrastructure communications markets.

The Company designs, develops and manufactures RFICs primarily using GaAs compound semiconductor substrates with various process technologies, MESFET, pHEMT, and HBT. The Company’s proprietary technology, which utilizes InGaP-PlusTM, combines InGaP, HBT and pHEMT processes on a single substrate, enabling it to integrate the PA function and the RF active switch function on the same die. The Company fabricates substantially all of its ICs in its six-inch diameter GaAs wafer fabrication facility.

The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and determined that, other than the workforce reduction disclosed in Note 2, there were no subsequent events to recognize or disclose in these consolidated financial statements.

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

Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2012		2011		2010
Customer (primary application)	$	%	$	%	$	%
Samsung Electronics (Wireless)	34,372	31%	29,326	19%	24,052%	11%
Huawei Technologies (Wireless)	15,169	14%	<10%	<10%	<10%	<10%
ZTE Corporation (Wireless)	12,818	11%	20,416	13%	21,772%	10%
Research In Motion Limited (Wireless)	<10%	<10%	33,704	22%	56,284	26%

Accounts receivable at December 31, 2012 and 2011 from the greater than 10% customers accounted for 69% and 62% of total accounts receivable, respectively.

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

INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes other than for the refund of certain research and experimental tax credits during 2010. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2012 and 2011. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

STOCK-BASED COMPENSATION

The Company has various stock-based compensation plans for employees and directors, which are described more fully in Note 10.  The Company records stock compensation expense for all stock-based payment awards made to its employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period.

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

In February 2013, the FASB amended its disclosure requirements for those amounts reclassified out of accumulated other comprehensive income.  Entities are required to separately disclose each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income, and other amounts of current-period other comprehensive income.  Additional information will be required about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  These additional disclosure requirements will be required for reporting periods beginning after December 31, 2012 and will not have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. The Company is required to adopt this standard for the first quarter of 2013. The Company does not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

2. RESTRUCTURING, MANAGEMENT SEPARATION CHARGES, IMPAIRMENT RECOVERY, AND SUBSEQUENT EVENT

RESTRUCTURING

During 2012, the Company implemented workforce reductions that eliminated approximately 40 positions throughout the Company, resulting in restructuring charges of $2,338 for severance, related benefits and other costs.

During 2011, the Company implemented a workforce reduction that eliminated approximately 40 positions throughout the Company, resulting in a Restructuring charge of $1,047 for severance and related benefits.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2010 balance	$-
Restructuring expense	1,047
Payments	(1,047)
December 31, 2011 balance	$-
Restructuring expense	2,338
Payments	(1,943)
December 31, 2012 balance	$395

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

IMPAIRMENT RECOVERY

During 2008, the Company had written-off the value of an unfinished wafer fabrication building in Kunshan, China following an evaluation of alternatives in light of the then current circumstances, including: surplus industry production capacity, reduced demand experienced by the Company as well as the broader macroeconomic environment. As a result of its analysis of projected discounted cashflows, the Company recorded a $12,957 impairment charge in 2008 related to the China wafer fabrication facility.  During the second quarter of 2010, the Company sold this wafer fabrication building for net proceeds of $1,717, resulting in the partial recovery of a related impairment charge.

SUBSEQUENT EVENT

In February 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company and anticipates recording approximately $1.9 million of restructuring charges during the first quarter of 2013 covering severance, related benefits and other costs.

3. SEGMENTS

The Company has one reportable segment. Its ICs are primarily manufactured using common manufacturing facilities located in the same domestic geographic area. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions.  All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or operating segment information.  The Company’s business units share similar long term business models, research and development expenses and selling and administrative expenses.  The Company has concluded at December 31, 2012 that it has only one reportable segment.  The Company will re-assess its conclusions at least annually.

The Company classifies its revenues based upon the end application of the product in which its ICs are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2012	2011	2010
Cellular wireless	$83,809	$119,472	$159,909
Infrastructure	23,690	28,162	52,799
WiFi	5,144	5,193	4,006
Total	$112,643	$152,827	$216,714

The Company sells to five geographic regions: Asia, Europe, Latin America, USA and Other. The geographic region is determined by the destination of the shipped product.  Net sales to each of the five geographic regions are as follows:

	Year Ended December 31,
	2012	2011	2010
Asia	$92,652	$102,437	$131,298
Europe	3,881	14,146	24,941
Latin America	9,101	29,027	46,007
USA	6,601	6,934	11,341
Other	408	283	3,127
Total	$112,643	$152,827	$216,714

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$32,574	$32,532	$-	$32,532	$-
U.S. Government Agency debt securities (2)	19,573	19,556	19,556	-	-
Former-auction corporate debt security (3)	1,681	2,834	-	2,834	-
Auction Rate Securities
Corporate Debt (3)	762	1,215	-	-	1,215
Preferred Equity	2,404	3,031	-	2,403	628
State and Municipal Debt (3)	1,434	1,715	-	$1,715	-
Total at December 31, 2011	$58,428	$60,883	$19,556	$39,484	$1,843

Fixed Income Securities (2)	$10,235	$10,240	$-	$10,240	$-
U.S. Government Agency debt securities (2)	7,508	7,510	7,510	-	-
Former-auction corporate debt security (3)	1,740	3,078	-	3,078	-
Auction Rate Securities
Preferred Equity	2,404	4,081	-	2,513	1,568
State and Municipal Debt (3)	1,394	1,652	-	$1,652	-
Total at December 31, 2012	$23,281	$26,561	$7,510	$17,483	$1,568
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

Certain ARS market information was insufficient to determine the fair value of the Company’s investments in ARS resulting in Level 2 and Level 3 valuations. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow (DCF) model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables (MC) method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

Interest income of $118 and $179 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the years ended December 31, 2012 and 2011, respectively.

The table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
($ in 000’s)	Years ended December 31, 2011 and 2012
	State &
	Municipal	Corporate	Preferred Equity Securities
	Debt Security (a)	Debt Security (b)	Closed-end Funds (c )	Monoline insurers (d)	Total

Balance at December 31, 2010	1,695	1,199	2,323	787	6,004
Transfers out of Level 3 (e)	(1,702)	-	(2,565)	-	(4,267)
Total gains or losses realized/unrealized
Included in net loss	75	36	-	-	111
Included in other comprehensive income	32	(20)	242	(159)	95
Redemptions	(100)	-	-	-	(100)
Ending Balance December 31, 2011	$-	$1,215	$-	$628	$1,843
Transfers out of Level 3	-	-	-	-	-
Total gains or losses realized/unrealized
Included in net loss	-	1,250	-	-	1,250
Included in other comprehensive income	-	(452)		940	488
Redemptions	-	(2,013)	-	-	(2,013)
Ending Balance December 31, 2012	$-	$-	$-	$1,568	$1,568
Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to Level 3 assets still held at the reporting date	$-	$-	$-	$-	$-
Level 3 securities held at December 31, 2012:
Face value	-	-	-	$3,125	$3,125
Financial ratings		-		A2 & NR
Weighted average interest rate (*)	-	-	-	1.9%	1.9%
Maturity date	-	-	-	N/A
* The interest rates is based on a premium to one month LIBOR.

(a) Security represents an interest in pooled student loans that are guaranteed by the Federal Family Education Loan Program.
(b) Security issued by a publicly-held insurance company trust, which holds investments in  U.S. Government obligations, highly rated commercial paper and money market funds and other investments approved by two credit rating agencies. The $2,500 face value security was redeemed by the issuer at a discount in the first quarter of 2012 for $2,013, resulting in a gain of $1,250 over its amortized cost basis.
(c) Preferred security issued by a diversified closed-end management investment company, which is governed by the Investment Company Act of 1940 with regard to operating standards, antifraud rules, diversification requirements and an asset coverage requirement for asset backing of 200% of the par value of the preferred stock issued.
(d) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. For one security, the DCF model uses a 5% discount rate and MC method observed secondary markets for similar securities trading at a 25% discount to face value.  For the second security, the DCF model discount rate and the secondary market discount were 34% and 81%, respectively.  On a weighted average basis, the DCF discount rate and the secondary market discount were 15% and 45%, respectively.

(e) In the second quarter of 2011, the Company transferred its state and municipal debt security and closed-end preferred security from Level 3 to Level 2 after having assessed external valuations and observing sustained trading in similar securities.

5. INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$5,108	$4,579
Work in progress	9,781	8,113
Finished goods	3,951	7,041
Total	$18,840	$19,733

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2012	2011
Accrued compensation	$1,945	$2,976
Warranty reserve	770	430
Accrued management separation liability	110	2,294
Other	1,520	2,246
	$4,345	$7,946

Changes in the Company’s product warranty reserve are as follows:

	Year ended December 31
	2012	2011	2010
Beginning balance	$430	$571	$994
Additions charged to costs and expenses	1,507	871	540
Claims processed	(1,167)	(1,012)	(963)
Ending balance	$770	$430	$571

7. COMMITMENTS AND CONTINGENCIES

The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. Rent expense was $2,567, $2,617, $2,623, in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, there were no capital lease obligations outstanding.  The future minimum lease payments under the noncancelable operating leases, excluding deferred rent adjustments. are as follows:

YEAR	Operating Leases
2013	$2,672
2014	2,645
2015	2,542
2016	2,340
2017	188
Thereafter	141

Total minimum lease payments	$10,528

In addition to the above, at December 31, 2012, the Company had unconditional purchase obligations of approximately $3,407.

8. INCOME TAXES

For the years ended December 31, 2012 and 2011, the current Federal component of income taxes was zero.  For the year ended December 31, 2010, the current Federal component of income taxes was $297 benefit, resulting from a refund of research and experimental credits received under the Housing and Economic Recovery Act of 2008.

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

Significant components of the Company’s net deferred taxes as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax balances
Accruals/reserves	$9,091	$12,127
Net operating loss carryforwards	181,815	154,860
Research and experimentation credits	14,086	14,053
Deferred rent expense	772	928
Difference in basis of plant and equipment	9,483	9,477
Valuation allowance	(215,247)	(191,445)
Net deferred tax assets	-	-

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $505,122 for federal and $267,659 for state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

At December 31, 2012, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and vesting of restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2012, the Company has excess tax benefits, related to stock-based compensation of $18,656 which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2012		2011		2010
Tax at U.S. statutory rate	$(24,448)	(35.0)%	$(17,263)	(35.0)%	$337	35.0%
Effect of permanent items	163	0.2	(2)	-	(604)	(62.7)
State and foreign tax (benefit), net of federal tax effect	(2,255)	(3.2)	(1,603)	(3.3)	(25)	(2.6)
Research and experimentation tax credits, net	(33)	(0.1)	(68)	(0.1)	(153)	(15.9)
Valuation allowance, net	23,802	34.1	16,181	32.8	123	12.8
Other	2,771	4.0	2,755	5.6	25	2.5
(Benefit from) provision for income taxes	$-	-%	$-	-%	$(297)	(30.9)%

9. STOCKHOLDERS' EQUITY

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

In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 407 ($2.04), 384 ($2.00) and 488 ($3.83) for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan. The Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2012	2011	2010
Amortization of restricted stock awards	$4,813	$9,308	$7,188
Amortization of ESP Plan	314	307	699
Amortization of stock option awards	670	1,899	1,348
Total stock-based compensation	$5,797	$11,514	$9,235

By Financial Statement line item
Cost of sales	$888	$1,798	$2,173
Research and development expenses	1,626	2,981	3,228
Selling and administrative expenses	3,218	6,815	3,834
Restructuring charges and impairment recovery	65	(80)	-

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

Under the Plans, the Company grants restricted stock shares and units to its employees. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock and option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not.  Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2010 to December 31, 2012 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price per share	Units	WA price per unit	Issuable upon exercise	WA exercise price

Shares outstanding at December 31, 2009	638	$9.90	828	$3.36	5,307	$5.32
Granted	-	-	2,009	4.33	121	5.08
Shares vested/options exercised	(279)	9.74	(1,338)	3.56	(758)	1.99
Forfeited/expired (1)	(179)	11.66	(39)	4.16	(527)	12.90
Balance at December 31, 2010	180	$8.39	1,460	$4.49	4,143	$4.96
Granted (2)	-	-	2,573	5.91	1,065	3.29
Shares vested/options exercised	(179)	8.38	(1,654)	5.08	(442)	2.12
Forfeited/expired (3)	(1)	9.72	(409)	6.03	(491)	9.37
Balance at December 31, 2011	-	-	1,970	$5.52	4,275	$4.32
Granted	-	-	661	2.32	13	1.97
Shares vested/options exercised	-	-	(1,102)	4.69	(950)	2.02
Forfeited/expired (4)	-	-	(99)	6.21	(843)	5.21
Balance at December 31, 2012	-	-	1,430	4.63	2,495	4.89
(1)	Year 2010 restricted stock shares forfeited include 156 performance award shares
(2)	Year 2011 stock options granted include 417 performance stock option shares
(3)	Year 2011 stock options forfeited include 167 performance stock option shares
(4)	Year 2012 stock options forfeited include 83 performance stock option shares

Exercisable options and their related average exercise prices were 2,011 ($5.27), 3,485 ($4.55) and 2,929 ($6.03) as of December 31, 2012, 2011 and 2010, respectively.

In June 2011, the Company’s Chief Executive Officer and then Chief Financial Officer were awarded a base grant of 417 long-term incentive stock options (LTI stock options) contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the LTI stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The LTI stock options have an exercise price of $3.24, a ten year term to expiration, and an average fair value of $2.62.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  During the fourth quarter of 2011, 167 shares of the 417 LTI stock options were forfeited upon the separation of our former Chief Financial Officer.  In the second quarter of 2012, 83 shares were canceled for non-achievement of performance goals at the end of the first annual requisite service period.

On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting, the Company awarded 260 restricted stock units to two of its officers.  50% of the restricted stock units will have time-based vesting conditions (time-based) and 50% will have performance-based vesting conditions (performance-based).  The time-based restricted stock units will vest 1/3rd on May 20, 2013, 1/3rd on February 18, 2014 and 1/3rd on February 18, 2015.  The performance-based restricted stock units will vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  As of December 31, 2012, the performance metrics for the first one-year period was not met on the performance-based officer awards.  In May, 2012, subject to stockholder approval at the Company’s 2013 Annual Stockholder Meeting, an additional 608 time-based and 105 performance-based restricted stock units were awarded to employees of the Company.  These restricted stock units will vest consistent with the aforementioned officer awards.  Due to the uncertainty of the 2013 shareholder approval vote, neither compensation expense nor inclusion in disclosure tables for these awards is reported herein.

The total fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 were $2,208, $6,942 and $6,827, respectively. The intrinsic value of exercised options during the years ended December 31, 2012, 2011 and 2010 were $512, $787 and $3,075, respectively.

Weighted average information as of December 31, 2012

Options currently exercisable
Shares issuable upon exercise	2,011
Weighted average exercise price	$5.27
Weighted average remaining contractual term	3.9 years
Weighted average remaining contractual term for outstanding options	4.8 years

Intrinsic value of exercisable options	$435
Intrinsic value of outstanding options	$443
Unrecognized stock-based compensation cost
Option plans	$565
Restricted stock	$3,301
Weighted average remaining vest period for option plans	1.5 years
Weighted average remaining vest period for restricted stock	1.2 years

Stock options outstanding at December 31, 2012 are summarized as follows:

Range of exercise prices	Outstanding Options at December 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2012	Weighted average exercise price

$1.23 - $1.93	741	5.4	$1.92	733	$1.93
$2.10 - $3.24	662	7.2	$3.17	207	$3.03
$3.30 - $8.79	539	2.4	$6.48	519	$6.51
$8.84 - $18.98	553	3.7	$9.38	552	$9.38

Valuation for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2012, 2011 and 2010 are summarized below (excludes the aforementioned LTI option grants).

	Year ended December 31,
	2012	2011	2010
Stock option awards:
Risk-free interest rate	1.0%	2.2%	2.6%
Expected volatility	70%	65%	85%
Average expected term (in years)	5	5	5
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$1.14	$1.85	$3.42

ESP Plan:
Risk-free interest rate	0.2%	0.1%	0.3%
Expected volatility	61%	66%	60%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$0.77	$0.80	$1.43

The Company regularly assesses the assumptions used in its option valuation.  For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility. For equity awards with expected terms of greater than one year, the Company used a combination of implied and historical volatility for options granted in the years ended December 31, 2012, 2011 and 2010. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code.  In 2009, the Company discontinued matching 401(k) contributions as a part of an overall cost reduction plan and subsequently resumed effective January 1, 2011. The Company matches 30% of employee contributions up to 10% of their gross pay.  The Company recorded expense relating to plan contributions of $855, $928 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

11. (LOSS) EARNINGS PER SHARE

The reconciliation of shares used to calculate basic and diluted (loss) earnings per share consists of the following:

	Year ended December 31,
	2012	2011	2010
Weighted average common shares for basic (loss) earnings per share	70,721	67,771	65,084
Effect of dilutive securities:
Stock options (*)	-	-	1,819
Unvested restricted stock (*)	-	-	651
Adjusted weighted average shares for diluted (loss) earnings per share	70,721	67,771	67,554
*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

Dilution arising from the Company's outstanding stock options or unvested restricted stock was not included in the years ended December 31, 2012 and 2011 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options or unvested restricted stock is detailed below.  Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2012	2011	2010
Stock options	2,495	4,275	1,539
Unvested restricted stock	1,430	1,970	6

12. OTHER ACCUMULATED COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	As of December 31,
	2012	2011
Unrealized income on marketable securities	$3,255	$2,455
Foreign currency translation adjustment	(3)	(9)
Total	$3,252	$2,446

13. LEGAL PROCEEDINGS

On or about November 11, 2008, plaintiff Charlie Attias filed a putative securities class action lawsuit in the United States District Court for the District of New Jersey, captioned Charlie Attias v. Anadigics, Inc., et al., No. 3:08-cv-05572, and, on or about November 21, 2008, plaintiff Paul Kuznetz filed a related class action lawsuit in the same court, captioned Paul J. Kuznetz v. Anadigics, Inc., et al., No. 3:08-cv-05750 (jointly, the "Class Actions").  The Complaints in the Class Actions, which were consolidated under the caption In re Anadigics, Inc. Securities Litigation, No. 3:08-cv-05572, by an Order of the District Court dated November 24, 2008, sought unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, in connection with alleged misrepresentations and omissions in connection with, among other things, Anadigics's manufacturing capabilities and the demand for its products.  On October 23, 2009, plaintiffs filed a Consolidated Amended Class Action Complaint, (the “First Amended Complaint”), which named the Company, a then-current officer and a former officer-director, and alleged a proposed class period running from July 24, 2007 through August 7, 2008.  On December 23, 2009, defendants filed a motion to dismiss the First Amended Complaint.  After holding extensive oral argument on defendants' motion, the District Court found plaintiffs' First Amended Complaint to be deficient, but afforded them another opportunity to amend their pleading.  The District Court therefore denied defendants' motion to dismiss without prejudice to defendants' renewing the motion in response to plaintiffs' Second Amended Complaint, which plaintiffs filed on October 4, 2010.  The Second Amended Complaint, which contained the same substantive claims that were alleged in the First Amended Complaint, alleged a proposed class period running from February 12, 2008 through August 7, 2008.  Defendants filed a motion to dismiss the Second Amended Complaint on December 3, 2010.  By an Opinion and an Order dated September 30, 2011, the District Court dismissed with prejudice plaintiffs' Second Amended Complaint.  Shortly thereafter, plaintiffs appealed the District Court’s Opinion and Order to the United States Court of Appeals for the Third Circuit. On October 17, 2012, following briefing and argument, the Court of Appeals affirmed the District Court’s dismissal with prejudice of plaintiffs’ claims.

On or about January 14, 2009, a shareholder's derivative lawsuit, captioned Sicari v. Anadigics, Inc., et al., No. SOM-L-88-09, was filed in the Superior Court of New Jersey, and, on or about February 2, 2009, a related shareholder's derivative lawsuit, captioned Moradzadeh v. Anadigics, Inc., et al., No. SOM-L-198-09, was filed in the same court (jointly, the "Derivative Lawsuits").  The Derivative Lawsuits seek unspecified damages for alleged state law claims against certain of the Company's current and former directors arising out of the matters at issue in the Class Actions.  By Order dated March 6, 2009, the New Jersey Superior Court consolidated the Derivative Lawsuits under the caption In re Anadigics, Inc. Derivative Litigation, No. SOM-L-88-09.  By Order dated March 27, 2009, the Superior Court stayed the Derivative Lawsuits pending disposition of the defendants’ motion to dismiss the First Amended Complaint in the Class Actions. By Order dated September 13, 2010, the Superior Court extended the stay of the Derivative Lawsuits until the disposition of defendants’ motion to dismiss the Second Amended Complaint in the Class Actions. Subsequently the derivative plaintiffs dismissed the Derivative Lawsuits without prejudice.

The Company is also a party to ordinary course litigation arising out of the operation of our business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

2012 and 2011 Quarterly Financial Data

The following table sets forth certain unaudited results of operations for each quarter during 2012 and 2011. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted loss per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2012				2011
	Dec. 31	Sep. 29	June 30	Mar. 31	Dec. 31	Oct. 1	July 2	April 2

Net sales	$30,476	$28,642	$25,099	$28,426	$36,517	$37,264	$35,583	$43,463
Cost of sales	31,017	28,809	27,296	26,747	31,148	30,229	29,044	31,303
Gross (loss)profit	(541)	(167)	(2,197)	1,679	5,369	7,035	6,539	12,160
Research and development expenses	10,145	10,823	11,310	11,614	10,186	9,938	11,340	13,573
Selling and administrative expense	5,516	5,597	6,321	6,855	11,013	7,360	7,329	9,436
Restructuring charges	-	605	1,239	494	-	-	1,047	-
Operating loss	(16,202)	(17,192)	(21,067)	(17,284)	(15,830)	(10,263)	(13,177)	(10,849)
Interest income	117	128	133	150	159	145	131	141
Interest expense	-	-	-	-	-	-	(8)	(17)
Other income, net	24	25	1	1,314	90	104	-	51
Net loss	$(16,061)	$(17,039)	$(20,933)	$(15,820)	$(15,581)	$(10,014)	$(13,054)	$(10,674)

Net loss per share:
Basic	$(0.23)	$(0.24)	$(0.30)	$(0.23)	$(0.23)	$(0.15)	$(0.19)	$(0.16)
Diluted	$(0.23)	$(0.24)	$(0.30)	$(0.23)	$(0.23)	$(0.15)	$(0.19)	$(0.16)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2012, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of ANADIGICS Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 28, 2013

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

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11.	EXECUTIVE COMPENSATION.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2012 and 2011
-	Consolidated Statements of Operations - Year ended December 31, 2012, 2011 and 2010
-	Consolidated Statements of Comprehensive (Loss) Income - Year ended December 31, 2012, 2011 and 2010
-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2012, 2011 and 2010
-	Consolidated Statements of Cash Flows - Year ended December 31, 2012, 2011 and 2010
-	Notes to Consolidated Financial Statements

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

10.6	Form of 1997 Long-Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K405 dated February 18, 1997, and incorporated herein by reference.

10.7
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

10.9
Employment Agreement between the Company and John Van Saders, dated as of March 28, 2011.  Filed as an exhibit to the Company’s current report on Form 8-KA dated April 19, 2011; and as incorporated herein by reference.

10.10
Employment Agreement between the Company and Terrence G. Gallagher, dated as of November 14, 2011.  Filed as an exhibit to the Company’s current report on Form 8-KA filed on December 19, 2011; and as incorporated herein by reference.

*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Ronald Michels, President and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADIGICS, INC.

BY: /s/ Ronald Michels
Ronald Michels
CHIEF EXECUTIVE OFFICER AND PRESIDENT
February 28, 2013

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ronald Michels	President, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2013
Ronald Michels

/s/ Terrence G. Gallagher	Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	February 28, 2013
Terrence G. Gallagher

/s/ Lewis Solomon	Chairman of the Board of Directors	February 28, 2013
Lewis Solomon

/s/ Paul S. Bachow	Director	February 28, 2013
Paul S. Bachow

/s/ David Fellows	Director	February 28, 2013
David Fellows

/s/ Harry T. Rein	Director	February 28, 2013
Harry T. Rein

/s/ Ronald Rosenzweig	Director	February 28, 2013
Ronald Rosenzweig

/s/ Dennis Strigl	Director	February 28, 2013
Dennis Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2012:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-	(1)	$172
Reserve for excess and obsolete inventory	5,559	1,317	(989)	(2)	5,887

Year ended December 31, 2011:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	(567)	(1)	$172
Reserve for excess and obsolete inventory	8,948	137	(3,526)	(2)	5,559

Year ended December 31, 2010:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	-	(1)	$739
Reserve for excess and obsolete inventory	9,879	1,496	(2,427)	(2)	8,948

(1) Uncollectible accounts written-off to the allowance account.
(2) Inventory write-offs to the reserve account.