Form 10-Q
period 2013-03-30
ANADIGICS INC
filed 2013-05-06
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013.

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

The number of shares outstanding of the Registrant’s common stock as of March 30, 2013 was 82,289,541 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$35,082	$24,949
Short-term marketable securities	8,906	17,750
Accounts receivable, net	12,679	12,233
Inventories	20,313	18,840
Prepaid expenses and other current assets	4,419	3,031
Total current assets	81,399	76,803

Marketable securities	6,939	8,811
Plant and equipment:
Equipment and furniture	201,688	200,873
Leasehold improvements	46,810	46,810
Projects in process	2,572	1,964
	251,070	249,647
Less accumulated depreciation and amortization	212,337	208,599
	38,733	41,048
Other assets	219	219

Total assets	$127,290	$126,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,323	$14,099
Accrued liabilities	5,260	4,345
Accrued restructuring costs	778	395
Total current liabilities	17,361	18,839

Other long-term liabilities	1,914	2,017

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 82,404 issued at March 30, 2013, 144,000 shares authorized and 71,853 issued at December 31, 2012	824	719
Additional paid-in capital	631,094	611,279
Accumulated deficit	(527,985)	(508,966)
Accumulated other comprehensive income	4,341	3,252
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	108,015	106,025

Total liabilities and stockholders’ equity	$127,290	$126,881

See accompanying notes.

Index

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended
	March 30, 2013	March 31, 2012
	(unaudited)	(unaudited)

Net sales	$26,380	$28,426
Cost of sales	27,101	26,747
Gross (loss) profit	(721)	1,679
Research and development expenses	10,280	11,614
Selling and administrative expenses	6,242	6,855
Restructuring charge	1,915	494

Operating loss	(19,158)	(17,284)
Interest income	93	150
Other income, net	46	1,314

Net loss	$(19,019)	$(15,820)

Basic and diluted loss per share	$(0.26)	$(0.23)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	73,158	69,669

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 30, 2013	March 31, 2012
	(unaudited)	(unaudited)

Net loss	$(19,019)	$(15,820)

Other comprehensive income
Unrealized gain on marketable securities	1,118	1,673
Foreign currency translation adjustment	-	5

Reclassification adjustment:
Net recognized gain on marketable securities previously included in Accumulated other comprehensive income	(29)	(1,306)
Comprehensive loss	$(17,930)	$(15,448)

See accompanying notes.

Index

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 30,2013	March 31, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,019)	$(15,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,827	4,299
Stock based compensation	1,501	1,775
Amortization of premium on marketable securities	21	166
Marketable securities recovery and accretion	(29)	(1,306)
Gain on disposal of equipment	(46)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(446)	761
Inventories	(1,473)	1,378
Prepaid expenses and other assets	(1,388)	(1,500)
Accounts payable	(2,776)	244
Accrued liabilities and other liabilities	1,195	(950)

Net cash used in operating activities	(18,633)	(10,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(1,466)	(1,410)
Proceeds from sale of equipment	-	22
Purchases of marketable securities	(5,911)	(19,989)
Proceeds from sale of marketable securities	17,724	23,217

Net cash provided by investing activities	10,347	1,840

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	18,419	1,286

Net cash provided by financing activities	18,419	1,286

Net increase (decrease) in cash and cash equivalents	10,133	(7,849)
Cash and cash equivalents at beginning of period	24,949	32,695

Cash and cash equivalents at end of period	$35,082	$24,846

See accompanying notes.

Index

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – MARCH 30, 2013

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The terms “we,” “our,” “ours,” “us” and “Company” refer to ANADIGICS Inc. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and determined that, other than matters outlined in Note 9, there were no subsequent events to recognize or disclose in these unaudited interim condensed consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

In February 2013, the FASB amended its disclosure requirements for those amounts reclassified out of accumulated other comprehensive income.  Entities are required to separately disclose each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income, and other amounts of current-period other comprehensive income.  Additional information is required about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  These additional disclosure requirements are required for reporting periods beginning after December 31, 2012. Adoption of this guidance during the first quarter of 2013 resulted in the Company making the required disclosures in the Notes to its condensed consolidated financial statements.

In December 2011, the FASB and International Accounting Standards Board (IASB) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). Disclosures are required to be retrospective for all comparative periods presented. Adoption of this standard was required in the first quarter of 2013 and did not have a material impact on the Company’s condensed consolidated financial statements.

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at March 30, 2013. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

Index

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

	Three months ended
	March 30, 2013	March 31, 2012

Beginning balance	$770	$430
Additions charged to costs and expenses	277	420
Adjustment	(169)	-
Claims processed	(482)	(426)
Ending balance	$396	$424

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	RESTRUCTURING

In February 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in the Company recording a restructuring charge of $1,915 during the first quarter of 2013 for severance, related benefits and other costs. The unpaid balance at March 30, 2013 was $778 and was recorded within Accrued restructuring costs.

During 2012, the Company implemented workforce reductions that eliminated approximately 40 positions throughout the Company, resulting in restructuring charges of $2,338 for severance, related benefits and other costs, of which $494 relates to five positions eliminated in the first quarter of 2012.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2011 balance	$-
Restructuring expense	2,338
Payments	(1,943)
December 31, 2012 balance	$395
Restructuring expense	1,915
Payments	(1,532)
March 30, 2013 balance	$778

3.	FAIR VALUE AND MARKETABLE SECURITIES

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2012 and March 30, 2013:

Index

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$10,235	$10,240	$-	$10,240	$-
U.S. Government Agency debt security (2)	7,508	7,510	7,510	-	-
Former-auction corporate debt security (3)	1,740	3,078	-	3,078	-
Auction Rate Securities
Preferred Equity	2,404	4,081	-	2,513	1,568
State and Municipal Debt (3)	1,394	1,652	-	1,652	-
Total at December 31, 2012	$23,281	$26,561	$7,510	$17,483	$1,568

Fixed Income Securities (2)	$5,911	$5,906	$-	$5,906	$-
Former-auction corporate debt security (3)	1,755	3,202	-	3,202	-
Auction Rate Securities
Preferred Equity	2,404	5,045	-	3,000	2,045
State and Municipal Debt (3)	1,406	1,692	-	1,692	-
Total at March 30, 2013	$11,476	$15,845	$-	$13,800	$2,045

(1)	Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2)	Available for sale debt securities with contractual maturities of one year or less.
(3)	Available for sale debt securities with contractual maturities in excess of 10 years.

The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

Interest income of $27 and $31 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the three month period ended March 30, 2013 and March 31, 2012, respectively.

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

At March 30, 2013, certain ARS market information was insufficient to determine the fair value of the Company’s investments in ARS resulting in Level 3 valuations. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow (DCF) model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables (MC) method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.  For one of the ARS, a non-binding offer by the issuer to repurchase the ARS was used as an input to the calculated fair values.

For the three months ended March 30, 2013, the table below provides a reconciliation of the beginning and ending balances for the securities valued using a Level 3 valuation.

Index

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended March 30, 2013
Preferred Equity Securities (a)
Balance at January 1, 2013	$1,568
Total gains or losses realized/unrealized
Included in earnings (loss)	-
Included in other comprehensive income(loss)	477
Purchases, redemptions, and settlements	-
Transfers in and/or out of Level 3	-
Balance at March 30, 2013	$2,045

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-
Securities held at March 30, 2013:
Face value	$3,125
Financial ratings	A2 & NR
Weighted average interest rate (*)	1.9%
Maturity date	N/A

* The interest rate is based on a premium to one month LIBOR.
(a) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. For one security, a non-binding offer by the issuer to repurchase the security uses a 5% discount.  For the second security, the DCF model discount rate and the MC model discount are 34% and 81%, respectively.

For the three month period ended March 31, 2012, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

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

Index

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	March 30, 2013	December 31, 2012

Raw materials	$5,099	$5,108
Work in process	10,086	9,781
Finished goods	5,128	3,951
Total	$20,313	$18,840

5.	STOCKHOLDERS’ EQUITY

In March 2013, the Company completed an underwritten public offering (the March 2013 Offering) of 10,000 shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of $18,374.

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

In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 407 and $2.04, respectively for the year ended December 31, 2012.

The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	Three months ended
	March 30, 2013	March 31, 2012

Amortization of restricted stock	$1,230	$1,422
Amortization of ESP Plan	150	135
Amortization of stock option awards	121	218
Total stock based compensation	$1,501	$1,775

By Financial Statement line item
Cost of sales	$179	$217
Research and development expenses	345	412
Selling and administrative expenses	1,048	1,097
Restructuring charge	(71)	49

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

Index

    The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of LTI’s, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2012 to March 30, 2013 is presented in tabular form below:

	Restricted Stock Units		Stock Options
	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2012	1,970	$5.52	4,275	$4.32
Granted	661	2.32	13	1.97
Shares vested/options exercised	(1,102)	4.69	(950)	2.02
Forfeited/expired (1)	(99)	6.21	(843)	5.21
Balance at December 31, 2012	1,430	$4.63	2,495	$4.89
Granted	763	2.10	6	2.43
Shares vested/options exercised	(528)	5.25	(23)	1.93
Forfeited/expired	(38)	6.01	(41)	3.31
Balance at March 30, 2013	1,627	$3.21	2,437	$4.94

(1)	Year 2012 stock options forfeited include 83 performance stock option shares

In June 2011, the Company’s Chief Executive Officer was awarded a base grant of 250 long-term incentive stock options (LTI stock options) contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the LTI stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The LTI stock options have an exercise price of $3.24, a ten year term to expiration, and an average fair value of $2.62.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  In the second quarter of 2012, 83 shares were canceled for non-achievement of performance goals at the end of the first annual requisite service period.

On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting, the Company awarded 260 restricted stock units to two of its officers.  50% of the restricted stock units will have time-based vesting conditions (time-based) and 50% will have performance-based vesting conditions (performance-based).  The time-based restricted stock units will vest 1/3rd on May 20, 2013, 1/3rd on February 18, 2014 and 1/3rd on February 18, 2015.  The performance-based restricted stock units will vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  As of December 31, 2012, the performance metrics for the first one-year period was not met on the performance-based officer awards. In May 2012, subject to stockholder approval at the Company’s 2013 Annual Stockholder Meeting, an additional 608 time-based and 105 performance-based restricted stock units were awarded to employees of the Company.  These restricted stock units will vest consistent with the aforementioned officer awards.  Due to the uncertainty of the 2013 shareholder approval vote, neither compensation expense nor inclusion in disclosure tables for these awards is reported herein.

As of March 30, 2013

Unrecognized stock based compensation cost
Option plans	$442
Restricted stock	$3,664
Weighted average remaining recognition period
Option plans	1.3 Years
Restricted stock	1.1 Years

Index

Stock options outstanding at March 30, 2013 are summarized as follows:

Range of exercise prices	Outstanding Options at March 30, 2013	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at March 30, 2013	Weighted average exercise price

$1.23 - $1.93	718	4.9	$1.92	708	$1.93
$2.10 - $3.24	635	7.3	$3.18	210	$3.08
$3.30 - $8.79	533	2.0	$6.50	524	$6.51
$8.84 - $18.98	551	3.2	$9.39	551	$9.39

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the three month periods ended March 30, 2013 and March 31, 2012 were:

	Three months ended
	March 30, 2013	March 31, 2012
Stock option awards:
Risk-free interest rate	0.8%	1.0%
Expected volatility	72%	70%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.53	$1.53

ESP Plan:
Risk-free interest rate	0.1%	0.2%
Expected volatility	66%	65%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.72	$0.80

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

7.	LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	March 30, 2013	March 31, 2012
Weighted average common shares for basic loss per share	73,158	69,669

Effect of dilutive securities:
Stock options (*)	-	-
Unvested restricted shares (*)	-	-

Adjusted weighted average shares for diluted loss per share	73,158	69,669

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

For the three months ended March 30, 2013 and March 31, 2012, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended
	March 30, 2013	March 31, 2012

Stock options	2,437	3,571
Unvested restricted shares and units	1,627	1,899

Index

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Total
Balance at January 1, 2013	$3,255	$(3)	$3,252
Other comprehensive income before reclassifications	1,118	-	1,118
Amounts reclassified from accumulated other comprehensive income *	(29)	-	(29)
Net current period other comprehensive income	1,089	-	1,089
Balance at March 30, 2013	$4,344	$(3)	$4,341

* Amounts reclassified are recorded within Other income, net in the Condensed Consolidated Statements of Operations.

9.	SUBSEQUENT EVENTS

EQUITY OFFERING

Subsequent to the Company’s March 2013 Offering, the underwriters exercised a portion of an overallotment option and purchased an additional 704 shares in April 2013, generating net proceeds to the Company of approximately $1,300.

LINE OF CREDIT

On April 30, 2013, the Company entered into a Revolving Credit and Security Agreement (“the Agreement”) with PNC Bank, N.A. The Agreement provides the Company with a three-year revolving credit facility of $11,000 expiring on April 30, 2016, secured by certain cash balances with borrowing availability based upon Accounts Receivable and compliance with covenants, including minimum EBITDA (as defined in the Agreement) and certain capital expenditure limits. The Company may elect to borrow at rates approximating LIBOR plus 3.25%. The Agreement contains a fee for any unused portion of the facility.

MARKETABLE SECURITIES REDEMPTION

In April 2013, a Level 2 preferred equity ARS was redeemed at $3,000 par value, resulting in a $974 realized gain to be recorded to Other income in the second quarter of 2013.

10.	LEGAL PROCEEDINGS

The following amends the disclosure in Note 13 – Legal Proceedings to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2012: In connection with the Third Circuit dismissal with prejudice of the Attias and Kuznetz class actions, the plaintiffs did not seek further appellate review.

Index

ANADIGICS, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ANADIGICS, Inc. (we or the Company) is a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular wireless, WiFi, and infrastructure applications.  Our product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  Our cellular wireless power amplifiers and FEMs enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks utilizing international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA, and WiMAX.  Our WiFi FEICs and power amplifiers enable wireless LAN connectivity for mobile and fixed-point devices, such as smartphones, tablets, notebooks, and base stations, optimizing the latest WiFi standards, including 802.11ac and 802.11n.  Our infrastructure solutions include both wireless infrastructure and CATV products.  Our wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations.  Our CATV line amplifiers and other RF products provide the critical link in CATV infrastructure network devices, as well as set-top boxes and cable modems.  We believe that our solutions are well positioned to address these market dynamics and will enable us to outpace the overall end product unit growth in the cellular wireless, WiFi, and infrastructure communications markets.

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

During the first quarter of 2013, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company, resulting in a restructuring charge of approximately $1.9 million.  The workforce reduction, along with other cost reduction actions, were initiated with a view to achieving annualized savings of approximately $5.2 million.

In March 2013, the Company completed an underwritten public offering (the March 2013 Offering) of 10.0 million shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of approximately $18.4 million. Subsequent to the Company’s March 2013 Offering, the underwriters exercised a portion of an overallotment option and purchased an additional 0.7 million shares in April 2013, generating net proceeds to the Company of approximately $1.3 million.

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

Index

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	March 30, 2013	March 31, 2012

Net sales	100.0%	100.0%
Cost of sales	102.7%	94.1%

Gross margin	(2.7)%	5.9%
Research and development expenses	39.0%	40.9%
Selling and administrative expenses	23.7%	24.1%
Restructuring charges	7.3%	1.7%

Operating loss	(72.7)%	(60.8)%
Interest income	0.4%	0.5%
Other income, net	0.2%	4.6%

Net loss	(72.1)%	(55.7)%

FIRST QUARTER 2013 (ENDED MARCH 30, 2013) COMPARED TO FIRST QUARTER 2012 (ENDED MARCH 31, 2012)

NET SALES. Net sales decreased 7.2% during the first quarter of 2013 to $26.4 million from $28.4 million in the first quarter of 2012. The net sales decrease primarily resulted from a decrease in market demand in the cellular wireless device market.

Sales of cellular wireless products decreased 22.4% during the first quarter of 2013 to $16.3 million from $21.0 million in the first quarter of 2012.  The decrease in sales was primarily due to decreased demand in the WCDMA cellular device market and demand from our former largest customer due to certain products reaching end of life and their change in chipset providers that do not utilize our power amplifiers.

Sales of infrastructure products decreased 13.5% during the first quarter of 2013 to $5.3 million from $6.1 million in the first quarter of 2012. The decrease in sales was primarily due to decreased demand for set-top box applications.

Sales of WiFi products increased 272.3% during the first quarter of 2013 to $4.8 million from $1.3 million in the first quarter of 2012.  The increase in sales was primarily due to increased market demand for our latest generation front-end modules.

GROSS MARGIN. Gross margin during the first quarter of 2013 decreased to (2.7)% of net sales from 5.9% of net sales in the first quarter of 2012.  The decrease in gross margin in the first quarter of 2013 resulted primarily due to production ramp costs in combination with changes in revenue mix, principally lower Infrastructure sales and higher sales of certain cellular products.

RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 11.5% during the first quarter of 2013 to $10.3 million from $11.6 million during the first quarter of 2012. The decrease was primarily due to cost savings achieved from restructuring and improved controls over our key projects.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 8.9% to $6.2 million during the first quarter of 2013 from $6.9 million during the first quarter of 2012. The decrease was primarily due to savings achieved from our ongoing cost reduction actions and restructuring during 2012.

RESTRUCTURING CHARGE. During the first quarter of 2013, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in the Company recording a restructuring charge of approximately $1.9 million for severance, related benefits and other costs. During the first quarter of 2012, we implemented a workforce reduction at a sales support office, which eliminated five positions and resulted in a restructuring charge of $494 for severance, related benefits and other costs.

OTHER INCOME, NET. During the first quarter of 2012, other income of $1.3 million was primarily from redemption proceeds received on one of our auction rate securities (ARS) which was in excess of our amortized cost basis.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2013, we had $35.1 million in cash and cash equivalents and $15.8 million in marketable securities.

Index

Operating activities used $18.6 million in cash during the three month period ended March 30, 2013, primarily as a result of our operating results adjusted for non-cash expenses, along with $4.9 million of cash used to fund working capital. Investing activities provided $10.3 million of cash during the three month period ended March 30, 2013 consisting principally of net sales of marketable securities of $11.8 million, partly offset by purchases of fixed assets of $1.5 million. Financing activities provided $18.4 million of cash proceeds received from the issuance of stock in the March 2013 Offering.

    We had unconditional purchase obligations at March 30, 2013 of approximately $4.0 million.

    Within our $15.8 million in marketable securities at March 30, 2013, we held a total of $5.9 million of fixed income securities, $6.7 million of ARS and $3.2 million as a former auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. The ARS instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

In February 2013, the FASB amended its disclosure requirements for those amounts reclassified out of accumulated other comprehensive income.  Entities are required to separately disclose each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income, and other amounts of current-period other comprehensive income.  Additional information is required about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  These additional disclosure requirements are required for reporting periods beginning after December 31, 2012. Adoption of this guidance during the first quarter of 2013 resulted in the Company making the required disclosures in the Notes to its condensed consolidated financial statements.

In December 2011, the FASB and International Accounting Standards Board (IASB) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). Disclosures are required to be retrospective for all comparative periods presented. Adoption of this standard was required in the first quarter of 2013 and did not have a material impact on the Company’s condensed consolidated financial statements.

Index

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors. Such factors include, but are not limited to, those risk factors listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in this quarterly report on Form 10-Q. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of March 30, 2013, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 30, 2013.

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

The following amends the disclosure in Note 13 – Legal Proceedings to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2012: In connection with the Third Circuit dismissal with prejudice of the Attias and Kuznetz class actions, the plaintiffs did not seek further appellate review.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risks as previously disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 30, 2013, the Company entered into a Revolving Credit and Security Agreement (“the Agreement”) with PNC Bank, N.A. The Agreement provides the Company with a three-year revolving credit facility of $11 million expiring on April 30, 2016, secured by certain cash balances with borrowing availability based upon Accounts Receivable and compliance with covenants, including minimum EBITDA (as defined in the Agreement) and certain capital expenditure limits. The Company may elect to borrow at rates approximating LIBOR plus 3.25%. The Agreement contains a fee for any unused portion of the facility.  A copy of the Agreement is filed in this Form 10-Q as Exhibit 10.11.

ITEM 6.	EXHIBITS

10.11 Revolving Credit and Security Agreement between the Company and PNC Bank, N.A., dated as of April 30, 2013.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, Chairman, President and Chief Executive Officer of ANADIGICS, Inc.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1 Section 1350 Certification of Ronald Michels, Chairman, President and Chief Executive Officer of ANADIGICS, Inc.

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

Dated: May 6, 2013