Form 10-Q
period 2013-06-29
ANADIGICS INC
filed 2013-08-02
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013.

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

The number of shares outstanding of the Registrant’s common stock as of June 29, 2013 was 83,422,239 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 29, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$29,024	$24,949
Short-term marketable securities	6,812	17,750
Accounts receivable, net	17,740	12,233
Inventories	19,504	18,840
Prepaid expenses and other current assets	4,605	3,031
Total current assets	77,685	76,803

Marketable securities	5,177	8,811
Plant and equipment:
Equipment and furniture	202,858	200,873
Leasehold improvements	46,810	46,810
Projects in process	3,339	1,964
	253,007	249,647
Less accumulated depreciation and amortization	215,844	208,599
	37,163	41,048
Other assets	210	219

Total assets	$120,235	$126,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,729	$14,099
Accrued liabilities	5,736	4,345
Accrued restructuring costs	483	395
Total current liabilities	21,948	18,839

Other long-term liabilities	1,811	2,017

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 83,537 issued at June 29, 2013 and 71,853 issued at December 31, 2012	835	719
Additional paid-in capital	634,520	611,279
Accumulated deficit	(540,584)	(507,766)
Accumulated other comprehensive income	1,964	2,052
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	96,476	106,025

Total liabilities and stockholders’ equity	$120,235	$126,881

See accompanying notes.

Index
ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 29,2013	June 30,2012	June 29,2013	June 30,2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$34,565	$25,099	$60,945	$53,525
Cost of sales	34,269	27,296	61,370	54,043
Gross profit (loss)	296	(2,197)	(425)	(518)
Research and development expenses	9,433	11,310	19,713	22,924
Selling and administrative expenses	6,215	6,321	12,457	13,176
Restructuring charges	-	1,239	1,915	1,733

Operating loss	(15,352)	(21,067)	(34,510)	(38,351)
Interest income	65	133	158	283
Interest expense	(20)	-	(20)	-
Other income, net	1,508	1	1,554	1,315

Net loss	$(13,799)	$(20,933)	$(32,818)	$(36,753)

Basic and diluted loss per share	$(0.17)	$(0.30)	$(0.42)	$(0.52)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	83,042	70,747	78,100	70,208

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	June 29,2013	June 30,2012	June 29,2013	June 30,2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(13,799)	$(20,933)	$(32,818)	$(36,753)

Other comprehensive income
Unrealized gain (loss) on marketable securities	242	(85)	1,360	1,588
Foreign currency translation adjustment	3	-	3	5

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(1,422)	(30)	(1,451)	(1,336)
Comprehensive loss	$(14,976)	$(21,048)	$(32,906)	$(36,496)

See accompanying notes.

Index
ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,818)	$(36,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,499	8,463
Stock based compensation	3,557	3,587
Amortization of premium on marketable securities	38	360
Marketable securities recovery and accretion	(1,451)	(1,336)
Gain on disposal of equipment	(161)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(5,507)	4,540
Inventories	(664)	2,123
Prepaid expenses and other assets	(1,565)	(1,032)
Accounts payable	1,630	229
Accrued liabilities and other liabilities	1,276	(1,688)

Net cash used in operating activities	(28,166)	(21,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(3,454)	(2,144)
Proceeds from sale of equipment	1	22
Purchases of marketable securities	(8,130)	(27,014)
Proceeds from sales and redemptions of marketable securities	24,024	33,217

Net cash provided by investing activities	12,441	4,081

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	19,800	1,916

Net cash provided by financing activities	19,800	1,916

Net increase (decrease) in cash and cash equivalents	4,075	(15,532)
Cash and cash equivalents at beginning of period	24,949	32,695

Cash and cash equivalents at end of period	$29,024	$17,163

See accompanying notes.

Index
ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – JUNE 29, 2013

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The terms “we,” “our,” “ours,” “us” and “Company” refer to ANADIGICS, Inc. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Index
INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at June 29, 2013. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Six months ended
	June 29, 2013	June 30, 2012

Beginning balance	$770	$430
Additions charged to costs and expenses	446	700
Adjustment	(169)	-
Claims processed	(615)	(710)
Ending balance	$432	$420

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	RESTRUCTURING

In February 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in the Company recording a restructuring charge of $1,915 during the first quarter of 2013 for severance, related benefits and other costs. The unpaid balance at June 29, 2013 was $483 and was recorded within Accrued restructuring costs.

In the six months ended June 30, 2012, the Company implemented workforce reductions that eliminated approximately 30 positions, primarily in manufacturing, sales and administration, resulting in restructuring charges of $1,733 for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2011 balance	$-
Restructuring expense	2,338
Payments	(1,943)
December 31, 2012 balance	$395
Restructuring expense	1,915
Payments	(1,827)
June 29, 2013 balance	$483

3.	FAIR VALUE AND MARKETABLE SECURITIES

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

Index
Level 3	Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2012 and June 29, 2013:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$10,235	$10,240	$-	$10,240	$-
U.S. Government Agency debt security (2)	7,508	7,510	7,510	-	-
Former-auction corporate debt security (3)	1,740	3,078	-	3,078	-
Auction Rate Securities
Preferred Equity	2,404	4,081	-	2,513	1,568
State and Municipal Debt (3)	1,394	1,652	-	1,652	-
Total at December 31, 2012	$23,281	$26,561	$7,510	$17,483	$1,568

Fixed Income Securities (2)	$6,813	$6,812	$-	$6,812	$-
Former-auction corporate debt security (3)	1,770	3,047	-	3,047	-
Auction Rate Securities
Preferred Equity	0	450	-	-	450
State and Municipal Debt (3)	1,417	1,680	-	1,680	-
Total at June 29, 2013	$10,000	$11,989	$-	$11,539	$450

(1)	Difference between amortized cost basis and fair value represents gross unrealized gain or loss.
(2)	Available for sale debt securities with contractual maturities of one year or less.
(3)	Available for sale debt securities with contractual maturities in excess of 10 years.

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

During the second quarter of 2013, a Level 2 and Level 3 preferred equity ARS were redeemed at par value of $3,000 and $2,000, respectively. These redemptions resulted in a realized gain of $1,396, which was recorded to Other income, net.

At June 29, 2013, certain ARS market information was insufficient to determine the fair value of one of the Company’s ARS investments resulting in a Level 3 valuation.  Given the complexity of the ARS investment, the Company obtained an indicative price on the secondary market.

For the three and six months ended June 29, 2013, the table below provides a reconciliation of the beginning and ending balances for the securities valued using a Level 3 valuation.

Index
($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 29, 2013
	Preferred Equity Securities (a)
Balance at January 1, 2013	$1,568
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended March 30, 2013	-
- quarter ended June 29, 2013	872
Included in other comprehensive income(loss)
- quarter ended March 30, 2013	477
- quarter ended June 29, 2013	(467)
Purchases	-
Redemptions, and settlements
- quarter ended March 30, 2013	-
- quarter ended June 29, 2013	(2,000)
Transfers in and/or out of Level 3	-
Balance at June 29, 2013	$450

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-
Securities held at June 29,2013:
Face value	$1,125
Financial ratings	NR
Weighted average interest rate	0%
Maturity date	N/	A

(a)
Preferred securities issued by subsidiaries of two publicly-held debt default insurers. During the second quarter of 2013, one of these securities redeemed at $2,000 par, resulting in an $872 realized gain recorded to Other income, net.

For the three and six months ended June 30, 2012, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 30, 2012
	Corporate Debt Security (a)	Preferred Equity Securities (b)		Total
Balance at January 1, 2012	$1,215	$628		$1,843
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended March 31, 2012	1,250	-		1,250
- quarter ended June 30, 2012	-	-		-
Included in other comprehensive income(loss)
- quarter ended March 31, 2012	(452)	795		343
- quarter ended June 30, 2012	-	108		108
Purchases, redemptions, and settlements:
Purchases	-	-		-
Redemptions
- quarter ended March 31, 2012	(2,013)	-		(2,013)
- quarter ended June 30, 2012	-	-		-
Settlements	-	-		-
Transfers in and/or out of Level 3	-	-		-

Balance at June 30, 2012	$-	$1,531		$1,531

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-	-		-
Securities held at June 30, 2012:
Face value	$-	$3,125		$3,125
Financial ratings		A2 to NR
Weighted average interest rate (*)		1.9%		1.9%
Maturity date		N/	A

Index
* The interest rate is based on a premium to one month LIBOR.
(a) Security issued by a publicly-held insurance company trust, which held investments in U.S. Government obligations, highly rated commercial paper and money market funds and other investments approved by two credit rating agencies. The $2,500 face value security was redeemed by the issuer at a discount in the first quarter of 2012 for $2,013, resulting in a gain over its amortized cost basis of $1,250.
(b) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. For one security, the discounted cash flow (DCF) model used a 5% discount rate and the market comparables method observed secondary markets for similar securities trading at a 25% discount to face value. For the second security, the DCF model discount rate and the secondary market discount were 47% and 86%, respectively. On a weighted average basis, the DCF discount rate and the secondary market discount were 20% and 47%, respectively.

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	June 29, 2013	December 31, 2012

Raw materials	$5,816	$5,108
Work in process	10,197	9,781
Finished goods	3,491	3,951
Total	$19,504	$18,840

5.	STOCKHOLDERS’ EQUITY

During the six months ended June 29, 2013, the Company completed an underwritten public offering of 10,704 shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of $19,695.

6.	STOCK BASED COMPENSATION

Equity Compensation Plans

The Company had four equity compensation plans under which equity securities are authorized for issuance to employees and/or directors:
▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (terminated February 28, 2005) (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

Employees and outside directors have been granted restricted stock shares or units (collectively, restricted stock) and options to purchase shares of common stock under the Plans. An aggregate of 4,913, 5,100 and 24,850 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

Index
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

The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Amortization of restricted stock	$2,037	$1,487	$3,267	$2,909
Amortization of ESP Plan	120	135	270	270
Amortization of stock option awards	(101)	190	20	408
Total stock based compensation	$2,056	$1,812	$3,557	$3,587

By Financial Statement line item
Cost of sales	$413	$312	$592	$529
Research and development expenses	695	574	1,040	986
Selling and administrative expenses	948	910	1,996	2,007
Restructuring charge	-	16	(71)	65

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of performance-based stock options, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2012 to June 29, 2013 is presented in tabular form below:

	Restricted Stock Units		Stock Options
	Units	WA price/ unit	Issuable upon exercise	WA exercise price
Outstanding at January 1, 2012	1,970	$5.52	4,275	$4.32
Granted	661	2.32	13	1.97
Shares vested/options exercised	(1,102)	4.69	(950)	2.02
Forfeited/expired (1)	(99)	6.21	(843)	5.21
Balance at December 31, 2012	1,430	$4.63	2,495	$4.89
Granted (2)	2,891	2.05	9	2.31
Shares vested/options exercised	(926)	4.25	(54)	1.93
Forfeited/expired-rescinded (3, 4)	(117)	3.38	(429)	3.75
Balance at June 29, 2013	3,278	$2.50	2,021	$5.20

(1)	Year 2012 stock options forfeited include 83 performance-based stock option shares.
(2)	Restricted stock units granted in the six months ended June 29, 2013 include 550 performance-based restricted stock units.
(3)	Forfeitures in the six months ended June 29, 2013 include 73 performance-based restricted stock units and 42 performance-based stock option shares.

Index
(4)	In the second quarter of 2013, 125 time-based and 83 (125 at maximum performance achievement) performance-based stock options were rescinded with the consent of and without payment to the CEO due to the fact that the original grants with respect to which these options were a part of exceeded the sub-limits of the applicable plan by the number of shares as to which the options were rescinded.

In June 2011, the Company’s Chief Executive Officer was awarded a base grant of 250 performance-based stock options contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies. Following the rescission discussed in (4) immediately above, the base grant was reduced by 83 performance-based stock options during the second quarter of 2013.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the performance-based stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The performance-based stock options have an exercise price of $3.24, expire ten years after the grant date, and had an average fair value of $2.62 on the date of grant.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  In the second quarter of 2012 and 2013, 83 and 42 shares, respectively, were forfeited for non-achievement of performance goals at the end of the first and second measurement periods.

On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 260 restricted stock units to two of its officers.  50% of the restricted stock units have time-based vesting conditions (time-based) and 50% have performance-based vesting conditions (performance-based).  The time-based restricted stock units vested 1/3rd on May 20, 2013, and vest 1/3rd on February 18, 2014 and 1/3rd on February 18, 2015.  The performance-based restricted stock units vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  As of December 31, 2012, the performance metrics for the first one-year period was not met on the performance-based officer awards. In addition to the restricted stock units awarded to the two officers, another 531 time-based and 90 performance-based restricted stock units were awarded to employees of the Company on February 16, 2012 subject to shareholder approval (subsequently approved) of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting. These restricted stock units vest consistent with the aforementioned officer awards.

On December 4, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 660 restricted stock units to its officers and other key employees.  50% of the restricted stock units have time-based vesting conditions and 50% have performance-based vesting conditions.  The time-based restricted stock units vest 1/3rd annually in May 2014, 2015, and 2016. The performance-based restricted stock units vest 1/3rd each in May 2014, 2015, and 2016.  The award and performance is evaluated based on the Company’s adjusted cash flow from operations for the year ended December 31, 2013.  Depending upon performance, units issuable can range from 0% to 100%.

As of June 29, 2013

Unrecognized stock based compensation cost
Option plans	$220
Restricted stock	$4,451
Weighted average remaining recognition period
Option plans	1.2 years
Restricted stock	1.6 years

Index
Stock options outstanding at June 29, 2013 are summarized as follows:

Range of exercise prices	Outstanding Options at June 29, 2013	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at June 29, 2013	Weighted average exercise price

$1.23 - $1.93	669	4.2	$1.92	659	$1.93
$2.04 - $3.24	322	7.8	$3.19	144	$3.18
$3.30 - $7.27	483	1.7	$6.34	479	$6.34
$8.79 - $18.98	547	2.9	$9.38	547	$9.38

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the six month periods ended June 29, 2013 and June 30, 2012 were:

	Six months ended
	June 29, 2013	June 30, 2012
Stock option awards:
Risk-free interest rate	0.8%	1.0%
Expected volatility	72%	70%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.41	$1.45

ESP Plan:
Risk-free interest rate	0.2%	0.2%
Expected volatility	65%	66%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.78	$0.65

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

7.	LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average common shares for basic loss per share	83,042	70,747	78,100	70,208

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted shares (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	83,042	70,747	78,100	70,208
*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

For the three and six months ended June 29, 2013 and June 30, 2012, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

Index
	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Stock options	2,021	3,056	2,021	3,056
Unvested restricted shares and units	3,278	1,726	3,278	1,726

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Total
Balance at January 1, 2013	$2,055	$(3)	$2,052
Other comprehensive income before reclassifications	1,118	-	1,118
Amounts reclassified from accumulated other comprehensive income *	(29)	-	(29)
Net current period other comprehensive income	1,089	-	1,089
Balance at March 30, 2013	$3,144	$(3)	$3,141
Other comprehensive income before reclassifications	242	-	242
Amounts reclassified from accumulated other comprehensive income *	(1,422)	3	(1,419)
Net current period other comprehensive income	(1,180)	3	(1,177)
Balance at June 29, 2013	$1,964	$-	$1,964

* Amounts reclassified are recorded within Other income, net in the Condensed Consolidated Statements of Operations.

9.	LINE OF CREDIT

On April 30, 2013, the Company entered into a Revolving Credit and Security Agreement (“the Agreement”) with PNC Bank, N.A. The Agreement provides the Company with a three-year revolving credit facility of $11,000 expiring on April 30, 2016, secured by certain cash balances with borrowing availability based upon Accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the Agreement) and certain capital expenditure limits. The Company may elect to borrow at rates approximating LIBOR plus 3.25%. The Agreement contains a fee for any unused portion of the facility. As of June 29, 2013, the Company was in compliance with its debt covenants and there were no amounts outstanding under the Agreement.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	99.1%	108.8%	100.7%	101.0%

Gross margin	0.9%	(8.8)%	(0.7)%	(1.0)%
Research and development expenses	27.3%	45.0%	32.4%	42.8%
Selling and administrative expenses	18.0%	25.2%	20.4%	24.6%
Restructuring charges	-	4.9%	3.1%	3.2%

Operating loss	(44.4)%	(83.9)%	(56.6)%	(71.6)%
Interest income	0.2%	0.5%	0.3%	0.5%
Interest expense	(0.1)%	-	-	-
Other income, net	4.4%	-	2.5%	2.4

Net loss	(39.9)%	(83.4)%	(53.8)%	(68.7)%

Index
NET SALES. Net sales increased 37.7% during the second quarter of 2013 to $34.6 million from $25.1 million in the second quarter of 2012. For the six months ended June 29, 2013, net sales were $60.9 million, a 13.9% increase from net sales of $53.5 million for the six months ended June 30, 2012. The net sales increase resulted primarily from an increase in demand for our WiFi products.

Sales of cellular wireless products increased 0.5% during the second quarter of 2013 to $18.1 million from $18.0 million in the second quarter of 2012.  For the six months ended June 29, 2013, net sales of cellular wireless products decreased 11.8% to $34.4 million from $39.0 million for the six months ended June 30, 2012. The increase in the second quarter was due to increased demand for LTE. The decrease in six month sales was primarily due to decreased demand in the WCDMA cellular device market principally from lower demand from our former largest customer due to certain products reaching end of life in the prior year.

Sales of infrastructure products decreased 9.8% during the second quarter of 2013 to $5.1 million from $5.7 million in the second quarter of 2012.  For the six months ended June 29, 2013, net sales of infrastructure products decreased 12.2% to $10.4 million from $11.8 million for the six months ended June 30, 2012. The decrease in sales was primarily due to decreased demand for CATV applications.

Sales of WiFi products increased 685.3% during the second quarter of 2013 to $11.4 million from $1.4 million in the second quarter of 2012. For the six months ended June 29, 2013, net sales of WiFi products increased 491.2% to $16.1 million from $2.7 million for the six months ended June 30, 2012.  The increase in sales was primarily due to increased market demand for our front-end modules in cellular handset applications.

GROSS MARGIN. Gross margin during the second quarter of 2013 increased to 0.9% of net sales from (8.8)% of net sales in the second quarter of 2012.  For the six months ended June 29, 2013, gross margin improved to (0.7)% of net sales from (1.0)% of net sales for the six months ended June 30, 2012.  The improvement in gross margin was primarily due to increased revenues and fixed production costs decreasing as a percent of revenue.

RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 16.6% during the second quarter of 2013 to $9.4 million from $11.3 million in the second quarter of 2012.  Company sponsored research and development expenses for the six months ended June 29, 2013 decreased 14.0% to $19.7 million from $22.9 million during the six months ended June 30, 2012.  The decreases were primarily due to improved cost efficiency on our projects and cost savings achieved from restructuring.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 1.7% to $6.2 million during the second quarter of 2013 from $6.3 million during the second quarter of 2012. Selling and administrative expenses for the six months ended June 29, 2013 decreased 5.5% to $12.5 million from $13.2 million during the six months ended June 30, 2012.  The decreases were primarily due to savings achieved from our cost reduction and restructuring actions, partly offset by increased sales expense for WiFi.

RESTRUCTURING CHARGE.  During the three months ended March 30, 2013, we implemented workforce reductions that eliminated approximately 25 positions throughout the Company, resulting in restructuring charges of approximately $1.9 million for severance, related benefits and other costs. During the three and six months ended June 30, 2012, we implemented workforce reductions which eliminated approximately 30 positions, resulting in restructuring charges of $1.2 million and $1.7 million, respectively, for severance, related benefits and other costs.

OTHER INCOME, NET. For the three and six months ended June 29, 2013, other income of $1.5 million was primarily from redemptions received on two of our ARS which were in excess of our amortized cost basis.  For the six months ended June 30, 2012, other income of $1.3 million was primarily from redemption proceeds received on one of our ARS which was in excess of our amortized cost basis.

Index
LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2013, we had $29.0 million in cash and cash equivalents and $12.0 million in marketable securities. Within the six months ended June 29, 2013, the Company completed an underwritten public offering (the 2013 Offering) of 10.7 million shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of approximately $19.7 million.

Operating activities used $28.2 million in cash during the six month period ended June 29, 2013, primarily as a result of our operating results adjusted for non-cash expenses, along with $4.8 million of cash used to fund working capital. Investing activities provided $12.4 million of cash during the six month period ended June 29, 2013 consisting principally of net sales of marketable securities of $15.9 million, partly offset by purchases of fixed assets of $3.5 million. Financing activities provided $19.8 million of cash, primarily from proceeds received from the issuance of stock in the 2013 Offering.

We had unconditional purchase obligations at June 29, 2013 of approximately $5.0 million.

Within our $12.0 million in marketable securities at June 29, 2013, we held a total of $6.8 million of fixed income securities, $2.1 million of auction rate securities (ARS) and $3.1 million as a former auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. The ARS instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

We believe that our existing sources of capital, including our existing cash, marketable securities, and credit facility will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. We may elect to finance all or part of our future capital requirements through additional equity or debt financing.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of June 29, 2013, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 29, 2013.

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

Index
ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Item 1 of Part II of our Form 10-Q for the quarter ended March 30, 2013.

ITEM 6.	EXHIBITS

31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1 Section 1350 Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.

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

Dated: August 2, 2013