Form 10-Q
period 2013-09-28
ANADIGICS INC
filed 2013-11-06
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013.

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

The number of shares outstanding of the Registrant’s common stock as of September 28, 2013 was 84,022,372 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 28, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$26,171	$24,949
Short-term marketable securities	700	17,750
Accounts receivable, net	15,969	12,233
Inventories	22,735	18,840
Prepaid expenses and other current assets	4,276	3,031
Total current assets	69,851	76,803

Marketable securities	5,120	8,811
Plant and equipment:
Equipment and furniture	203,989	200,873
Leasehold improvements	46,823	46,810
Projects in process	3,914	1,964
	254,726	249,647
Less accumulated depreciation and amortization	219,387	208,599
	35,339	41,048
Other assets	213	219

Total assets	$110,523	$126,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,274	$14,099
Accrued liabilities	6,240	4,345
Accrued restructuring costs	375	395
Total current liabilities	21,889	18,839

Other long-term liabilities	1,707	2,017

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 84,137 issued at September 28, 2013 and 71,853 issued at December 31, 2012	841	719
Additional paid-in capital	636,249	611,279
Accumulated deficit	(551,788)	(507,766)
Accumulated other comprehensive income	1,884	2,052
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	86,927	106,025

Total liabilities and stockholders’ equity	$110,523	$126,881

See accompanying notes.

Index
ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$37,011	$28,642	$97,956	$82,167
Cost of sales	32,912	28,809	94,282	82,852
Gross profit (loss)	4,099	(167)	3,674	(685)
Research and development expenses	9,551	10,823	29,264	33,747
Selling and administrative expenses	5,782	5,597	18,239	18,773
Restructuring charges	-	605	1,915	2,338

Operating loss	(11,234)	(17,192)	(45,744)	(55,543)
Interest income	46	128	204	411
Interest expense	(31)	-	(51)	-
Other income, net	15	25	1,569	1,340

Net loss	$(11,204)	$(17,039)	$(44,022)	$(53,792)

Basic and diluted loss per share	$(0.13)	$(0.24)	$(0.55)	$(0.76)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	83,723	71,143	79,974	70,520

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(11,204)	$(17,039)	$(44,022)	$(53,792)

Other comprehensive income
Unrealized (loss) gain on marketable securities	(55)	151	1,305	1,739
Foreign currency translation adjustment	-	-	3	5

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive income	(25)	(29)	(1,476)	(1,365)
Comprehensive loss	$(11,284)	$(16,917)	$(44,190)	$(53,413)

See accompanying notes.

Index
ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine months ended
	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,022)	$(53,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,064	12,556
Stock based compensation	5,288	4,780
Amortization of premium on marketable securities	52	538
Marketable securities recovery and accretion	(1,476)	(1,365)
Gain on disposal of equipment	(175)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(3,736)	3,761
Inventories	(3,895)	2,209
Prepaid expenses and other assets	(1,239)	(493)
Accounts payable	1,175	1,879
Accrued liabilities and other liabilities	1,568	(2,156)

Net cash used in operating activities	(35,396)	(32,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(5,182)	(2,410)
Proceeds from sale of equipment	2	47
Purchases of marketable securities	(8,130)	(32,532)
Proceeds from sales and redemptions of marketable securities	30,124	42,762

Net cash provided by investing activities	16,814	7,867

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	19,804	1,916

Net cash provided by financing activities	19,804	1,916

Net increase (decrease) in cash and cash equivalents	1,222	(22,347)
Cash and cash equivalents at beginning of period	24,949	32,695

Cash and cash equivalents at end of period	$26,171	$10,348

See accompanying notes.

Index
ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – SEPTEMBER 28, 2013

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The terms “we,” “our,” “ours,” “us” and “Company” refer to ANADIGICS, Inc. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

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

Index
INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at September 28, 2013. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Nine months ended
	September 28, 2013	September 29, 2012

Beginning balance	$770	$430
Additions charged to costs and expenses	500	1,121
Claims processed	(855)	(1,092)
Ending balance	$415	$459

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	RESTRUCTURING

In February 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in the Company recording a restructuring charge of $1,915 during the first quarter of 2013 for severance, related benefits and other costs. The unpaid balance at September 28, 2013 was $375 and was recorded within Accrued restructuring costs.

During the three and nine months ended September 29, 2012, the Company implemented workforce reductions that eliminated approximately 10 and 40 positions throughout the Company, respectively, resulting in restructuring charges of $605 and $2,338, respectively, for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2011 balance	$-
Restructuring expense	2,338
Payments	(1,943)
December 31, 2012 balance	$395
Restructuring expense	1,915
Payments	(1,935)
September 28, 2013 balance	$375

3.	FAIR VALUE AND MARKETABLE SECURITIES

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2012 and September 28, 2013:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$10,235	$10,240	$-	$10,240	$-
U.S. Government Agency debt security (2)	7,508	7,510	7,510	-	-
Former-auction corporate debt security (3)	1,740	3,078	-	3,078	-
Auction Rate Securities
Preferred Equity	2,404	4,081	-	2,513	1,568
State and Municipal Debt (3)	1,394	1,652	-	1,652	-
Total at December 31, 2012	$23,281	$26,561	$7,510	$17,483	$1,568

Fixed Income Securities (2)	$700	$700	$-	$700	$-
Former-auction corporate debt security (3)	1,785	3,003	-	3,003	-
Auction Rate Securities
Preferred Equity	0	394	-	-	394
State and Municipal Debt (3)	1,427	1,723	-	1,723	-
Total at September 28, 2013	$3,912	$5,820	$-	$5,426	$394

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.
(2)	Available for sale debt securities with contractual maturities of one year or less.
(3)	Available for sale debt securities with contractual maturities in excess of 10 years.

The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

AUCTION RATE SECURITIES AND FORMER-AUCTION CORPORATE DEBT SECURITY

Auction rate securities (ARS) were a short-term cash management instrument used by the market and the Company prior to 2008.  The instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments that reset the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders.  To date, trading continues to be constrained.

During the second quarter of 2013, a Level 2 and Level 3 preferred equity ARS were redeemed at par value of $3,000 and $2,000, respectively. These redemptions resulted in a realized gain of $1,396, which was recorded to Other income, net.

At September 28, 2013, certain ARS market information was insufficient to determine the fair value of one of the Company’s ARS investments resulting in a Level 3 valuation.  Given the complexity of the ARS investment, the Company obtained an indicative price on the secondary market.

For the three and nine months ended September 28, 2013, the table below provides a reconciliation of the beginning and ending balances for the securities valued using a Level 3 valuation.

Index
($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 28, 2013
Preferred Equity Securities (a)
Balance at January 1, 2013	$1,568
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended March 30, 2013	-
- quarter ended June 29, 2013	872
- quarter ended September 28, 2013	-
Included in other comprehensive income(loss)
- quarter ended March 30, 2013	477
- quarter ended June 29, 2013	(467)
- quarter ended September 28, 2013	(56)
Purchases	-
Redemptions, and settlements
- quarter ended March 30, 2013	-
- quarter ended June 29, 2013	(2,000)
- quarter ended September 28, 2013	-
Transfers in and/or out of Level 3	-
Balance at September 28, 2013	$394

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-
Securities held at September 28, 2013:
Face value	$1,125
Financial ratings	NR
Weighted average interest rate	0%
Maturity date	N/A

(a)
Preferred securities issued by subsidiaries of two publicly-held debt default insurers. During the second quarter of 2013, one of these securities redeemed at $2,000 par, resulting in an $872 realized gain recorded to Other income, net.

Index
For the three and nine months ended September 29, 2012, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 29, 2012
	Corporate Debt Security (a)	Preferred Equity Securities (b)	Total
Balance at January 1, 2012	$1,215	$628	$1,843
Total gains or losses realized/unrealized
Included in earnings (loss)
- quarter ended March 31, 2012	1,250	-	1,250
- quarter ended June 30, 2012	-	-	-
- quarter ended September 29, 2012	-	-	-
Included in other comprehensive income(loss)
- quarter ended March 31, 2012	(452)	795	343
- quarter ended June 30, 2012	-	108	108
- quarter ended September 29, 2012	-	-	-
Purchases, redemptions, and settlements:
Purchases	-	-	-
Redemptions
- quarter ended March 31, 2012	(2,013)	-	(2,013)
- quarter ended June 30, 2012	-	-	-
- quarter ended September 29, 2012	-	-	-
Settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-

Balance at September 29, 2012	$-	$1,531	$1,531

Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-	-	-
Securities held at September 29, 2012:
Face value	$-	$3,125	$3,125
Financial ratings		A2 to NR
Weighted average interest rate (*)		1.9%	1.9%
Maturity date		N/A

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

Index
4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	September 28, 2013	December 31, 2012

Raw materials	$6,550	$5,108
Work in process	10,915	9,781
Finished goods	5,270	3,951
Total	$22,735	$18,840

5.	STOCKHOLDERS’ EQUITY

During the nine months ended September 28, 2013, the Company completed an underwritten public offering of 10,704 shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of $19,675.

6.	STOCK BASED COMPENSATION

Equity Compensation Plans

The Company has two active equity compensation plans under which equity securities are authorized for issuance to employees and/or directors and two plans (the 1995 Plan and 1997 Plan, described below) which have been terminated:
▪	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
▪	The 1997 Long Term Incentive and Share Award Plan (terminated February 28, 2005) (1997 Plan);
▪	The 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
▪	The Employee Stock Purchase Plan (ESP Plan).

Index
Employees and outside directors have been granted restricted stock shares or units (collectively, restricted stock) and options to purchase shares of common stock under the Plans. An aggregate of 4,913, 5,100 and 24,850 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of 10 years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time and part-time Company employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 407 and $2.04, respectively, for the year ended December 31, 2012.

The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Amortization of restricted stock	$1,557	$1,026	$4,824	$3,935
Amortization of ESP Plan	120	40	390	310
Amortization of stock option awards	54	127	74	535
Total stock based compensation	$1,731	$1,193	$5,288	$4,780

By Financial Statement line item
Cost of sales	$322	$208	$914	$737
Research and development expenses	613	387	1,653	1,373
Selling and administrative expenses	796	598	2,792	2,605
Restructuring charge	-	-	(71)	65

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of performance-based stock options, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2012 to September 28, 2013 is presented in tabular form below:

Index
	Restricted Stock Units		Stock Options
	Units	WA price/ unit	Issuable upon exercise	WA exercise price
Outstanding at January 1, 2012	1,970	$5.52	4,275	$4.32
Granted	661	2.32	13	1.97
Shares vested/options exercised	(1,102)	4.69	(950)	2.02
Forfeited/expired (1)	(99)	6.21	(843)	5.21
Balance at December 31, 2012	1,430	$4.63	2,495	$4.89
Granted (2)	3,509	2.11	13	2.27
Shares vested/options exercised	(1,513)	3.36	(67)	1.93
Forfeited/expired-rescinded (3)(4)	(226)	3.09	(453)	3.87
Balance at September 28, 2013	3,200	$2.57	1,988	$5.21

(1)	Year 2012 stock options forfeited include 83 performance-based stock option shares.
(2)	Restricted stock units granted in the nine months ended September 28, 2013 include 560 performance-based restricted stock units.
(3)	Forfeitures in the nine months ended September 28, 2013 include 110 performance-based restricted stock units and 42 performance-based stock option shares.
(4)	In the second quarter of 2013, 125 time-based and 83 (125 at maximum performance achievement) performance-based stock options were rescinded with the consent of and without payment to the CEO due to the fact that the original grants with respect to which these options were a part of exceeded the sub-limits of the applicable plan by the number of shares as to which the options were rescinded.

In June 2011, the Company’s Chief Executive Officer was awarded a base grant of 250 performance-based stock options contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies. Following the rescission discussed in footnote (4) in the table immediately above, the base grant was reduced by 83 performance-based stock options during the second quarter of 2013.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the performance-based stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The performance-based stock options have an exercise price of $3.24, expire 10 years after the grant date, and had an average fair value of $2.62 on the date of grant.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  In the second quarters of 2012 and 2013, 83 and 42 shares, respectively, were forfeited for non-achievement of performance goals at the end of the first and second measurement periods.

On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 661 time-based and 220 performance-based restricted stock units to its officers and employees.  The time-based restricted stock units vested 1/3rd on May 20, 2013, and vest 1/3rd on February 18, 2014 and 1/3rd on February 18, 2015.  The performance-based restricted stock units vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  As of December 31, 2012, the performance metrics for the first one-year period was not met on the performance-based awards.

On December 4, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 660 restricted stock units to its officers and other key employees (subsequently increased by 20 to an additional officer in July 2013).  Fifty percent of these restricted stock units have time-based vesting conditions and 50% have performance-based vesting conditions. The restricted stock units vest 1/3rd annually in May 2014, 2015, and 2016 (August 2014, 2015 and 2016 vest for the July 2013 grant). The performance-based awards are evaluated based on the Company’s adjusted cash flow from operations for the year ended December 31, 2013 and depending upon performance, units issuable can range from 0% to 100%.

Index
As of September 28, 2013

Unrecognized stock based compensation cost
Option plans	$163
Restricted stock	$4,719
Weighted average remaining recognition period
Option plans	0.9 years
Restricted stock	1.5 years

Stock options outstanding at September 28, 2013 are summarized as follows:

Range of exercise prices	Outstanding Options at September 28, 2013	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at September 28, 2013	Weighted average exercise price

$1.23 - $1.93	651	4.0	$1.93	644	$1.93
$2.04 - $3.24	321	7.5	$3.18	145	$3.17
$3.30 - $7.27	480	1.1	$6.34	478	$6.35
$8.79 - $18.98	536	2.7	$9.38	536	$9.38

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the nine month periods ended September 28, 2013 and September 29, 2012 were:

	Nine months ended
	September 28, 2013	September 29, 2012
Stock option awards:
Risk-free interest rate	0.8%	1.0%
Expected volatility	72%	70%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$1.37	$1.32

ESP Plan:
Risk-free interest rate	0.1%	0.2%
Expected volatility	61%	63%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.67	$0.48

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

Index
7.	LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted average common shares for basic loss per share	83,723	71,143	79,974	70,520

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted shares (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	83,723	71,143	79,974	70,520

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

For the three and nine months ended September 28, 2013 and September 29, 2012, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) are detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Stock options	1,988	3,054	1,988	3,054
Unvested restricted shares and units	3,200	1,433	3,200	1,433

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The change in accumulated other comprehensive income is as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Total
Balance at June 29, 2013	$1,964	$-	$1,964
Other comprehensive income before reclassifications	(55)	-	(55)
Amounts reclassified from accumulated other comprehensive income *	(25)	-	(25)
Net current period other comprehensive income	(80)	-	(80)
Balance at September 28, 2013	$1,884	$-	$1,884

Balance at January 1, 2013	$2,055	$(3)	$2,052
Other comprehensive income before reclassifications	1,305	3	1,308
Amounts reclassified from accumulated other comprehensive income *	(1,476)	-	(1,476)
Net current period other comprehensive income	(171)	3	(168)
Balance at September 28, 2013	$1,884	$-	$1,884

* Amounts reclassified are recorded within Other income, net in the Condensed Consolidated Statements of Operations.

9.	LINE OF CREDIT

On April 30, 2013, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with PNC Bank, N.A. The Agreement provides the Company with a three-year revolving credit facility of $11,000 that expires on April 30, 2016.  The facility is secured by certain cash balances with borrowing availability based upon Accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the Agreement) and certain capital expenditure limits. The Company may elect to borrow at rates approximating LIBOR plus 3.25%. The Agreement contains a fee for any unused portion of the facility. As of September 28, 2013, the Company was in compliance with its debt covenants and there were no amounts outstanding under the Agreement.

Index
ANADIGICS, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ANADIGICS, Inc. (we or the Company) is a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular wireless, WiFi, and infrastructure applications.  Our product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  Our cellular wireless power amplifiers and FEMs enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks utilizing international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA, and WiMAX.  Our WiFi FEICs and power amplifiers enable wireless LAN connectivity for mobile and fixed-point devices, such as smartphones, tablets, notebooks, and base stations, optimizing the latest WiFi standards, including 802.11ac and 802.11n.  Our infrastructure solutions include both wireless infrastructure and CATV products.  Our wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations.  Our CATV line amplifiers and other RF products provide the critical link in CATV infrastructure network devices, as well as set-top boxes and cable modems.  We believe that our solutions are well positioned to address these market dynamics and are aligned with the growth in the cellular wireless, WiFi, and infrastructure communications markets.
Our business strategy is focused on enabling anytime, anywhere connectivity with solutions that offer outstanding performance and integration to enhance the consumer’s experience.  We are a customer-centric organization that works closely with leading equipment manufacturers, such as OEMs and ODMs.  We also partner with industry-leading chipset providers where our functionality enhances their reference designs.  These relationships enable us to provide targeted applications expertise that helps reduce time-to-market and design new products that target emerging trends in the market.

We are focused on the design and manufacture of differentiated RF solutions.  Many of our products leverage our patented InGaP-Plus™ and proven MESFET technologies.  InGaP-Plus provides greater flexibility to our engineers and product designers.  This technology enables them to develop unique architectures that combine HBT and pHEMT amplifying structures with pHEMT RF switches on the same die.  We believe that our products cost-effectively enhance communications devices by improving RF performance, reliability, and integration, while reducing the size, complexity and bill-of-materials cost.

Our six-inch diameter GaAs fab is located at our corporate headquarters in Warren, New Jersey, and has been operational since 1999.  In addition, we have a strategic foundry agreement with WIN Semiconductors of Taiwan to supplement our existing wafer fabrication capability and allow for additional and flexible capacity without the requisite capital investment.

We believe our markets are, and will continue to remain, competitive which could result in continued quarterly volatility in our net sales. This competition has resulted in, and is expected over the long-term to continue to result in, competitive or declining average selling prices for our products and increased challenges in maintaining or increasing market share.

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.9%	100.6%	96.2%	100.8%

Gross margin	11.1%	(0.6)%	3.8%	(0.8)%
Research and development expenses	25.8%	37.8%	29.9%	41.1%
Selling and administrative expenses	15.6%	19.5%	18.6%	22.9%
Restructuring charges	-	2.1%	2.0%	2.8%

Operating loss	(30.3)%	(60.0)%	(46.7)%	(67.6)%
Interest income	0.1%	0.4%	0.2%	0.5%
Interest expense	(0.1)%	-	(0.1)%	-
Other income, net	-	0.1%	1.6%	1.6%

Net loss	(30.3)%	(59.5)%	(45.0)%	(65.5)%

Index
NET SALES. Net sales increased 29.2% during the third quarter of 2013 to $37.0 million from $28.6 million in the third quarter of 2012. For the nine months ended September 28, 2013, net sales were $98.0 million, a 19.2% increase from net sales of $82.2 million for the nine months ended September 29, 2012. These net sales increases resulted primarily from an increase in demand for our WiFi products.

Sales of cellular wireless products increased 9.4% during the third quarter of 2013 to $23.0 million from $21.1 million in the third quarter of 2012.  For the nine months ended September 28, 2013, net sales of cellular wireless products decreased 4.4% to $57.5 million from $60.1 million for the nine months ended September 29, 2012. The increase in the third quarter was due to increased demand for WCDMA, partly offset by decreased CDMA demand. The decrease in nine month sales was primarily due to decreased demand in the CDMA market.

Sales of infrastructure products decreased 36.5% during the third quarter of 2013 to $4.0 million from $6.2 million in the third quarter of 2012.  For the nine months ended September 28, 2013, net sales of infrastructure products decreased 20.3% to $14.4 million from $18.1 million for the nine months ended September 29, 2012. These decreases in sales were primarily due to decreased demand for CATV applications.

Sales of WiFi products increased 663.2% during the third quarter of 2013 to $10.0 million from $1.3 million in the third quarter of 2012. For the nine months ended September 28, 2013, net sales of WiFi products increased 546.8% to $26.1 million from $4.0 million for the nine months ended September 29, 2012.  These increases in sales were primarily due to increased market demand for our front-end modules in cellular handset and tablet applications.

GROSS MARGIN. Gross margin during the third quarter of 2013 increased to 11.1% of net sales from (0.6)% of net sales in the third quarter of 2012.  For the nine months ended September 28, 2013, gross margin improved to 3.8% of net sales from (0.8)% of net sales for the nine months ended September 29, 2012.  These improvements in gross margin were primarily due to increased revenues and fixed production costs decreasing as a percent of revenue.

RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 11.8% during the third quarter of 2013 to $9.6 million from $10.8 million in the third quarter of 2012.  Company sponsored research and development expenses for the nine months ended September 28, 2013 decreased 13.3% to $29.3 million from $33.7 million during the nine months ended September 29, 2012.  These decreases were primarily due to improved cost efficiency on our projects and cost savings achieved from restructuring.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased 3.3% to $5.8 million during the third quarter of 2013 from $5.6 million during the third quarter of 2012, principally due to increased sales expense for WiFi. Selling and administrative expenses for the nine months ended September 28, 2013 decreased 2.8% to $18.2 million from $18.8 million during the nine months ended September 29, 2012, primarily due to savings achieved from our cost reduction and restructuring actions, partly offset by increased sales expense for WiFi.

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

OTHER INCOME, NET. For the nine months ended September 28, 2013, other income of $1.6 million was primarily from redemptions received on two of our ARS which were in excess of our amortized cost basis.  For the nine months ended September 29, 2012, other income of $1.3 million was primarily from redemption proceeds received on one of our ARS which was in excess of our amortized cost basis.

Index
LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2013, we had $26.2 million in cash and cash equivalents and $5.8 million in marketable securities. Within the nine months ended September 28, 2013, the Company completed an underwritten public offering (the 2013 Offering) of 10.7 million shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of approximately $19.7 million.

Operating activities used $35.4 million in cash during the nine month period ended September 28, 2013, primarily as a result of our operating results adjusted for non-cash expenses, including $6.1 million of cash used to fund working capital. Investing activities provided $16.8 million of cash during the nine month period ended September 28, 2013, consisting principally of net sales of marketable securities of $22.0 million, partly offset by purchases of fixed assets of $5.2 million. Financing activities provided $19.8 million of cash, primarily from proceeds received from the issuance of stock in the 2013 Offering.

We had unconditional purchase obligations at September 28, 2013 of approximately $4.2 million.

Within our $5.8 million in marketable securities at September 28, 2013, we held a total of $0.7 million of fixed income securities, $2.1 million of auction rate securities (ARS) and $3.0 million as a former auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. The ARS instruments used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value.  During 2007 and early 2008, ARS failed to auction due to sell orders exceeding buy orders.  To date, trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security. If the credit ratings of the security issuers deteriorate and any decline in market value below our amortized cost basis is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an additional impairment charge.

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

We believe that our existing sources of capital, including our existing cash, marketable securities, and credit facility will be adequate to satisfy operational needs and anticipated capital needs for at least the next 12 months. We may elect to finance all or part of our future capital requirements through additional equity or debt financing.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of September 28, 2013, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 28, 2013.

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

Dated: November 6, 2013