Form 10-K
period 2013-12-31
ANADIGICS INC
filed 2014-03-04
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2013 was approximately $179 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 20, 2014 was 84,689,234 (excluding 114,574 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2014 annual meeting of shareholders (Part III).

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

PART I

Glossary
Term	Definition
802.11	Is an IEEE set of standards for wireless local area networks.
CATV	Cable Television is the distribution of television programs, voice communications, and data access via radio frequency signals transmitted through coaxial cables.
CDMA	Code Division Multiple Access is a wireless standard for voice and data communication primarily used in the United States, South Korea, and Japan.
CMOS	Complementary Metal-Oxide Semiconductor is technology for constructing integrated circuits, typically in a silicon process, and often for digital applications, such as controller and logic circuits.
DOCSIS	Data Over Cable Service Interface Specification is an international standard for cable television data, video and voice communications.
EVDO	Evolution Data Optimized is the evolution of CDMA networks to deliver greater data throughput.
FEIC	Front-End Integrated Circuit is an RF die that typically contains the power amplifier, RF switch, and low noise amplifier to save space and reduce design time for manufacturers.
FEM
Front-End Module is an RF package of multiple die that typically contains the power amplifier, RF switch, low noise amplifier, and additional discrete components to save space and reduce design time for manufacturers.

GaAs	Gallium Arsenide is a process technology commonly used in the manufacturing of RF semiconductors.
GaN	Gallium Nitride is a process technology commonly used in the manufacturing of high power RF semiconductors, such as CATV infrastructure devices.
HBT	Heterojunction Bipolar Transistor is a structure that is commonly used for amplifying circuits.
HELP™	High-Efficiency-at-Low Power is a proprietary ANADIGICS technology that provides high efficiency at low and medium output power levels to increase talk-time in mobile communication devices.
HSPA	High Speed Packet Access is an evolution of the WCDMA wireless standard that is deployed around the world to provide greater data throughput
IC	Integrated Circuit.
IEEE	Institute of Electrical and Electronics Engineers is a professional organization that helps set standards for communication protocols.

ILD	Inter Layer Dielectric is material used to electrically separate closely spaced interconnect lines.
InGaP-Plus™	Is a proprietary ANADIGICS Indium Gallium Phosphide technology that combines HBT amplifying structures and pHEMT RF switches on the same die to enable greater levels of performance and integration.
LAN	Local Area Network is an interconnection of computers and other electronic devices in a limited area, such as a home, school, or business.
LTE	Long Term Evolution is a 4G wireless standard that is currently being deployed around the world as a high-speed data connectivity compliment to existing CDMA/EVDO and WCDMA/HSPA networks.
M2M	Machine-to-Machine refers to technologies that allow systems and components to communicate with each other, such as sensors and meters.
MESFET	Metal Semiconductor Field Effect Transistor is a technology commonly used in RF semiconductors, such as CATV infrastructure devices.
MMIC	Monolithic Microwave Integrated Circuit is often associated with radio frequency devices, such as surface mount line amplifiers.
ODM	Original Design Manufacturers.
OEM	Original Equipment Manufacturers.
PA	Power Amplifier is a circuit that amplifies a signal.
pHEMT	Pseudomorphic High-Electron-Mobility Transistor is a structure that is commonly used for switching circuits.
ProEficient™	Is a proprietary ANADIGICS technology that provides high efficiency across all output power levels to increase battery-life, including data use operating time and talk-time in mobile devices.
ProEficient-Plus™	Is a proprietary ANADIGICS technology that delivers the highest combined efficiency across all output power levels to maximize overall battery-life in mobile devices.
ProVantage™	Is a proprietary ANADIGICS technology that offers high efficiency at high power levels to increase battery life, while reducing overall cost and required external components to provide greater value.
RF	Radio Frequency describes communications properties.
RFIC	Radio Frequency Integrated Circuit is a semiconductor solution for communications, including voice, data, and video.
WCDMA	Wideband Code Division Multiple Access is a wireless standard for voice and data communications, commonly used around the world as a compliment to slower GSM/EDGE networks.
WiFi	Is a WLAN network product that adheres to IEEE 802.11 standards.
WiMAX	Worldwide Interoperability for Microwave Access is a 4G wireless broadband standard that is being deployed primarily in Asia and North America.
WLAN	Wireless Local Area Network links two or more devices using a wireless connection.

ITEM 1.	BUSINESS.

Overview

ANADIGICS, Inc. (“we” or the “Company”) is a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular, WiFi, wireless infrastructure and CATV applications.  We were incorporated in Delaware in 1984.  Our headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

We design and manufacture differentiated RF semiconductors.  Our business strategy is focused on enabling communications connectivity with RF solutions that offer greater performance and integration to enhance the user’s experience.  We are a customer-centric organization that works closely with leading equipment manufacturers, such as OEMs and ODMs.  We also partner with industry-leading chipset providers where our functionality enhances their reference designs.  These relationships enable us to provide targeted applications expertise that helps reduce time-to-market and design new products that target emerging trends in the market.

Our product portfolio includes power amplifiers, FEICs, FEMs and line amplifiers.  Many of these products leverage our patented InGaP-Plus™ and proven MESFET technologies.  InGaP-Plus provides greater flexibility to our engineers and product designers, enabling them to develop unique architectures that combine HBT amplifying structures and pHEMT RF switches on the same die.  We believe that when used in our customers’ communication device products, our solutions cost effectively enhance RF performance, reliability and overall functionality.

Our products are optimized for a variety of wireless and infrastructure communications applications.

•	Our cellular power amplifiers and FEMs enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks. These networks operate on international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA, and WiMAX.
•	Our WiFi FEICs and power amplifiers enable wireless LAN connectivity for mobile, multimedia and infrastructure devices, including smartphones, tablets, notebooks, televisions, set-top boxes, modems, routers, and access points. These solutions are optimized for the latest WiFi standards, including 802.11ac and 802.11n.
•	Our infrastructure solutions include both wireless infrastructure and CATV products.
o	Our wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations.
o	Our CATV line amplifiers and other RF products provide the critical link in CATV network infrastructure devices, as well as set-top boxes and cable modems.

We expect our business will benefit in the long-term from three market dynamics directly related to the rapid global increase data consumption.

1.
Accelerating demand for data in wireless 3G and 4G devices. The migration to 3G and 4G high-speed data standards is driving the demand for mobile devices to include multiple modes and bands.  This increases the number of power amplifiers required for each device, expanding our market opportunity.  These data standards also increase the performance requirements placed upon the power amplifier.  Mobile devices typically operate in high power mode during data use and low/medium power mode during voice communication.  Our ProEficient™ and ProEficient-Plus™ power amplifiers are optimized for mid- to high-tier devices by delivering the industry’s highest efficiency across all power modes for longer battery-life. Additionally, our ProVantage™ power amplifiers are optimized for low- to mid-tier mobile devices by providing high efficiency with lower overall system cost to offer greater value.  These solutions also provide exceptional linearity to maintain a high quality wireless connection.

2.
The continued adoption of high-speed broadband WiFi connectivity.  Consumer demand for instantaneous information has paved the way for an unprecedented level of WiFi integration across a variety of end applications.  Users are able to reliably connect a wide range of mobile, desktop and multimedia devices using wireless LAN.  The 802.11ac and 802.11n standards enable speeds that rival traditional wireline Ethernet networks. Our new power amplifiers, optimized for infrastructure and multimedia applications, deliver industry-leading output power, gain and linearity to ensure reliable transmission of data at extended ranges.  They offer exceptional power saving performance to help customers manage the overall thermal design of their products.  Our FEICs feature exceptional integration and greater efficiency to maximize battery life and minimize space requirements in both mobile and WiFi infrastructure applications.

3.	The deployment of infrastructure solutions to support these data requirements. The accelerated use of wireless mobile and WiFi data places larger demands on infrastructure. CATV networks deliver high speed data services and the adoption of the latest DOCSIS 3.1 standard supports the increase in data consumption. Our newest DOCSIS 3.1 infrastructure solutions, including line amplifiers, offer outstanding performance for greater wireless data throughput and industry-leading reliability to maximize uptime. To increase cellular capacity in densely populated areas, mobile carriers are starting to leverage small-cell solutions. Our small-cell power amplifiers offer an industry-leading combination of efficiency, linearity, output power and thermal characteristics, enabling manufacturers to develop wireless infrastructure devices that consume less power, and provide higher throughput and greater coverage.

We believe that our solutions are well positioned to address these market dynamics and will enable us to deliver value in the cellular, WiFi, wireless infrastructure and CATV markets.

Industry Background

Cellular Market

Wireless handsets and mobile data devices utilize a semiconductor chipset to enable communication with the network.  Key components of a wireless semiconductor chipset include a baseband, transceiver and one or more power amplifiers.  Each power amplifier boosts the transmitter RF output to deliver enough signal power to enable connection with the radio access network for data throughput and voice.

The number of wireless devices designed for 3G and 4G standards is expected to grow significantly faster than the overall market over the next several years.  Many of these devices include LTE, which is a 4G standard that continues to gain worldwide momentum as demand for high-speed data connectivity accelerates. A survey by the GSA (GSM Suppliers Association) in October 2013 found that 222 LTE networks have already launched, an increase of more than 100% over the previous year.  These new LTE networks are being deployed to complement existing WCDMA/HSPA and CDMA/EVDO networks.  This trend requires mobile devices to support multiple modes and multiple frequency bands.  The served available market consequently expands with each multimode multiband device requiring several power amplifiers.

These 3G and 4G standards coupled with increased data consumption place tremendous performance pressure on the RF power amplifier.  Specifically, exceptional linearity performance is required to maintain high data throughput, and outstanding efficiency is required to maximize battery-life. We believe our manufacturing processes and design technologies such as ProEficient, ProEficient-Plus, ProVantage, HELP provide a competitive advantage by enabling us to provide products that consume less battery power across the operating spectrum and extend operating time.

We continue to work closely with leading OEMs, ODMs, and reference design leaders to design our solutions.  As a qualified power amplifier supplier to top-tier handset manufacturers such as Samsung Electronics, Huawei Technologies, ZTE Corporation, and LG Electronics, we believe that we have strong visibility into next-generation products and can create our roadmap to support their development.  Similarly, we closely collaborate with reference design icons to develop our technology roadmaps.  Our products are specified on leading reference designs, which provides access to additional customers and helps strengthen the relationships with key OEMs and ODMs.  We believe our technology and product advantages coupled with these relationships position us to benefit from the continuing transition to 3G and 4G wireless technologies.

The key drivers of growth in the wireless market are:
•	Deployment of 4G networks and services.
•	Expansion of 3G footprint and subscriber base in China and other emerging markets.
•	Accelerating mobile data consumption through converged devices with high-speed data access, high-definition video, and voice.
•	New features and applications driving faster replacement cycles.
•	Increased demand for smartphones and converged wireless devices.

WiFi Market

WiFi data consumption continues to increase as 802.11 functionality is embedded in a greater range of devices to provide consumers with ubiquitous connectivity.  According to a September of 2013 Strategy Analytics report WiFi-enabled devices are forecasted to grow to over two billion units per year in 2014.  Demand for the newest generation of ultra-high throughput WiFi devices that support the 802.11ac standard continues to accelerate in support of greater data consumption. As the market continues to adopt 802.11ac in both 2.4 GHz and 5 GHz bands for mobile, multimedia and infrastructure applications, we believe that we are well positioned through our WiFi power amplifier and FEIC product families to support this industry-wide transition.

The key drivers of growth in the WiFi market are:
•	Adoption of 802.11ac in mobile and multimedia devices, and infrastructure upgrades to support the standard.
•	Accelerating use of the internet as the pipeline for media and entertainment.
•	Expansion of the WiFi footprint across a variety of applications.
•	Rising mobile data consumption leading to cellular network data offloading.

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

CATV Infrastructure Market

We are a leading supplier of line amplifier radio frequency IC amplifiers to the CATV infrastructure market.  The demand for equipment upgrades is driven by the need of cable service providers to offer converged voice, data and video services over their broadband networks, especially in emerging markets.  The additional content requires greater bandwidth.  Our line amplifier MMICs and hybrid modules deliver high performance with industry-leading reliability to support these network upgrades.  Additionally, the migration to DOCSIS 3.1 is expected to drive the newest generation of infrastructure upgrades.  With significantly higher upstream and downstream data rates, DOCSIS 3.1 enables advanced video and higher speed connectivity services.  To achieve this level of performance DOCSIS 3.1 requires greater bandwidth up to 1.2 GHz.  Our newest family of DOCSIS 3.1 solutions has been optimized to support the latest upgrade cycle with line amplifiers, Edge QAM amplifiers and reverse amplifiers that deliver exceptional performance and reliability.  We anticipate that our new line amplifier products will expand our addressable market for CATV infrastructure. These include our traditional GaAs-based and new GaN-based products.  Historically, we have enjoyed long product life cycles in these markets.

Our Strategy

We aim to create value through innovative RF solutions that enable instantaneous connectivity anytime, anywhere to support the growing trend toward greater data consumption.  The key elements of our strategy include:

•	Expand our serviceable available market (SAM) and target the high growth end market segments. We believe the cellular, WiFi, wireless infrastructure and CATV markets offer the largest growth opportunity to create and extract value, and are addressing new applications of this market to expand our SAM. We target the fastest-growing segments of the wireless communications markets that demand the highest performance. These segments are cellular-enabled handsets and tablets, WiFi-enabled mobile, multimedia and base station devices, and small-cell infrastructure. In addition, we expect to increase share in the CATV Infrastructure market by enabling the industry transition to DOCSIS 3.1 with a complete family of high-performance amplifier solutions.

•	Work closely with industry-leading customers and reference design partners. We continue to develop and strengthen relationships with industry leaders, and reference design organizations, OEMs, and ODMs in the cellular, WiFi, and infrastructure markets. Working closely with these entities, we believe that we are able to attain greater visibility into industry trends, develop more accurate technology roadmaps and attain insight in product next-generation product specifications. By partnering with reference design leaders, we aim to achieve specification on, or in some cases, compatibility with leading reference design to expand our access to customers.

•	Bring patented innovative RF technology to industry-leading products. Our longstanding commitment to innovation in process technology and design has resulted in best-in-class RF products. Our ProEficient and ProEficient-Plus power amplifier architectures create a competitive advantage by combining high efficiency in high power mode for greater 3G and 4G data use with low current consumption in low power mode for greater talk-time. Power amplifier products leveraging this new architecture deliver the highest average efficiency across all power levels for longer battery-life. Our ProVantage power amplifiers similarly delivers high efficiency in high power mode, while lowering overall system cost to provide exceptional value and enable the next-generation of smartphones and tablets for emerging markets. Our new WiFi power amplifiers provide an industry-leading combination of high gain, output power, and linearity to maximize data throughput. Developed specifically for infrastructure and multimedia applications, these power amplifiers ensure reliable transmission of HD video. The performance advantages enabled by our unique technology helps our customers deliver differentiated products to market at competitive prices.

•	Build upon our operational excellence and further realize economies of scale. Delivering leading technology products in volume requires expert execution and results in long-term value add throughout the supply chain, most importantly to our customers. We continue to focus on improving the product cost structure by leveraging our three level metal ILD process, lowering metallization cost, and implementing enhanced packaging techniques, such as flip-chip technology. Business growth, driven by increased unit volume with high quality is critical to semiconductor companies, and are consistent with our core values and the industry’s outgoing demand expectation.

•	Maintain flexible manufacturing through co-operation and partnerships. Leveraging third-party capabilities to supplement our existing manufacturing capabilities supports our ability to grow scale while limiting costly further capital investment in manufacturing. These capabilities encompass GaAs, GaN and CMOS wafer fabrication, in addition to assembly, packaging and test technologies.

•	Improve our financial model by focusing on growth areas within key markets. Over the long term, we seek to increase our gross margins and profitability by focusing on products for markets in which we can achieve a strong competitive position. This is achieved by demonstrating technological innovation and leadership, by growing share and volumes while controlling our expenses. Consequently, we intend to focus on supplying products in the following markets: (1) power amplifiers and FEMs for the 3G and 4G cellular market, (2) power amplifiers and FEICs for the WiFi market, and (3) power amplifiers, line amplifiers, and other RF solutions for wireless and CATV infrastructure markets. Concurrently, we expect to control research, development and sales expenses to enable a leveraged increase in profitability dollars and return on revenue percentage.

Products

We classify our revenues based upon the end application of the product in which our ICs are used.  Of our total net sales for the years ended December 31, 2013, 2012 and 2011, cellular accounted for approximately 55%, 74% and 78%, respectively, infrastructure accounted for approximately 15%, 21% and 19%, respectively, and WiFi accounted for approximately 30%, 5% and 3%, respectively.

Cellular

Our Cellular product line includes power amplifier modules for CDMA/EVDO, GSM/EDGE, WCDMA/HSPA, LTE and other wireless technologies for mobile handsets and data devices. The following table describes our principal products for these applications:

Product	Application
Power Amplifiers	Used in RF transmit chain of wireless handset, smartphone, datacard, or embedded module to amplify uplink signal to base station.
Dual-band PAs	Two independent amplification paths in a single package that enables operation in two different frequency bands at lower cost and with less board area compared with single-band PAs.
Penta-band PA Modules	Five PAs in a single package that enables operation in 21 different frequency bands over CDMA, WCDMA, and LTE at lower cost and significantly less board area compared with discrete PA implementations.
ProEficient PAs	ANADIGICS proprietary single-band PA design combines high efficiency at both low and high power levels extending battery-life in LTE, WCDMA/HSPA, and CDMA/EVDO devices.
ProEficient-Plus Pas
ANADIGICS proprietary dual-band power PA design provides the highest average efficiency across all power levels maximizing battery-life in WCDMA/HSPA and CDMA/EVDO converged devices, such as smartphones.

ProVantage PAs
ANADIGICS’ unique PA design that provides high efficiency at high power levels for longer battery life, while reducing external components to save space and reduce overall system cost for an exceptional value.

HELP™ PAs	ANADIGICS patented High-Efficiency-at-Low-Power PA design reduces average power consumption in LTE, WCDMA/HSPA and CDMA/EVDO devices.

WiFi

Our WiFi products include power amplifiers and front-end ICs for mobile handsets, data devices, entertainment devices, routers, access points and base stations. The following table outlines our principal WiFi products and their applications:

Product	Application
Power Amplifiers
Used in RF transmit chain in access points, routers, media gateways, set-top boxes, smart TVs, smartphones, tablets and notebooks.  Optimized for 2.4 GHz 802.11b/g/n and 5 GHz 802.11a/n/ac applications, our power amplifiers deliver exceptional gain, output power and linearity to enable ultra-high throughput at extended range.

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
CATV Infrastructure Products
GaAs and GaN Line Amplifiers
Used to distribute RF signals from headends to subscribers.  Available in 12V and 24V configurations, as well as versions optimized for 870 MHz, 1 GHz and 1.2 GHz networks, including the DOCSIS 3.1 standard.

Edge QAM Amplifiers	Used to provide RF amplification for switched delivery services, such as video-on-demand, telephone, and Internet services. We offer Edge QAM amplifiers for DOCSIS 3.1 applications.
Reverse Amplifiers	Used to amplify the reverse path signal for upstream communications. We offer “high-split” return path amplifiers optimized for DOCSIS 3.1 applications.
Gain Block Amplifiers	Used to amplify RF signals at intermediate points in the CATV network and at individual subscriber locations.
Optical Network RF Amplifiers	Used to amplify RF signals for Fiber-To-The-Premises.

Wireless Infrastructure Products
Power Amplifiers	Used in RF transmit chain of small-cell base stations to amplify the signal to the user equipment. Optimized for picocells, enterprise-class femtocells, and consumer premises equipment.

WiMAX Products
Mobile WiMAX and LTE PAs	Used in RF transmit chain of handsets, smartphones, datacards, or embedded modules to amplify uplink signal to base station.
Fixed Point WiMAX PAs	Used in RF transmit chain of Consumer Premises Equipment and femtocells.

Marketing, Sales, Distribution and Customer Support

We sell our products primarily to our direct customers worldwide and have developed close working relationships with leading companies in the cellular, WiFi, wireless infrastructure and CATV markets.  Additionally, we selectively use independent manufacturers’ representatives and distributors to complement our direct sales and customer support efforts.  Our relationships with our distributors enable them to maintain local practices regarding inventories and payment terms while supporting our growth in Asian wireless and global broadband markets.  Working with distributors like Alltek Technology, Richardson Electronics and World Peace Group who have extensive sales networks, provides us access to tier-one customers in these markets.  We believe this is critical to our objective of expanding our customer base, especially as we expand our product portfolio.

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

We believe that reference-design manufacturers in the cellular, WiFi, and wireless infrastructure communications markets will continue to play an important role in the future of these markets.  Therefore, we believe it is essential that we maintain strong relationships with these companies to define products that are compatible with leading reference designs, achieve specification on these designs and provide value to their OEM manufacturer customers.

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

Manufacturing

We fabricate substantially all of our ICs in our six-inch diameter GaAs wafer fab in Warren, New Jersey. Our 150mm (six-inch diameter) GaAs wafer fabrication facility (fab) has been operational since 1999. Our Warren fab was first certified as ISO 9001 compliant in December 1993.  Since that time, we have updated our compliance to the ISO 9001:2000 upgrade of this standard.  In 2004, we also received ISO 14001 certification and remain certified.

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

Modules allow our customers to select a single product to replace several discrete components.  Our RF expertise includes development and manufacture of highly integrated modules that include multiple components and technologies in a single package.

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

Research and Development

We have made significant investments in our unique processes, including product design, packaging and wafer fabrication, which we believe provide us with a competitive advantage.  Research and development expenses were $38.6 million, $43.9 million and $45.0 million in 2013, 2012 and 2011, respectively. In 2013, we improved cost efficiency in our projects as we continue to focus our research and development primarily on the design of advanced GaAs power amplifiers for 3G and 4G cellular applications, power amplifiers and FEICs for WiFi applications, power amplifiers for 3G and 4G small-cell applications, and line amplifiers, Edge QAM amplifiers, reverse amplifiers and gain blocks for CATV infrastructure applications.

Further, in support of our core products, we develop additional components, which use technologies, such as silicon CMOS and GaN, that we do not intend to manufacture in-house.  We believe there will be adequate external foundry capacity available to produce these components.  See “Risk Factors—Sources for certain components, materials and equipment are limited, which could result in delays or reductions in product shipments.”

Customers

Sales to Samsung Electronics, Huawei Technologies and Murata accounted for 40%, 12% and 11%, respectively, of total net sales during 2013. No other customer accounted for 10% or more of total net sales during 2013.  See “Risk Factors—We depend on a few large customers for a significant portion of our revenue; a loss of a significant customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.”

Employees

As of December 31, 2013, we had 477 employees.

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

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. patent and copyright protection on our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs.  As of December 31, 2013, we own 80 U.S. patents and have 27 pending U.S. patent applications.  The U.S. patents were issued between 1996 and 2013 and will expire between 2014 and 2032.

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

We have incurred substantial operating and net losses in the past, including in 2013, and we expect to continue to incur losses in 2014. If economic conditions worsen, or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

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

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at our production facility or those of our subcontractors.  These disruptions may include electrical power outages, fire, earthquakes, flooding, international conflicts, war, acts of terrorism, or other natural or man-made disasters.  Specifically, in the fourth quarter of 2011, one of our subcontractors was impacted by the floods in Thailand, resulting in a temporary interruption of supply, and in the fourth quarter of 2012, our New Jersey offices and manufacturing facility were impacted by the loss of power, access restrictions and delivery delays caused by Hurricane Sandy.  Disruptions of our manufacturing operations could cause significant delays in our shipments unless and until we are able to shift the manufacturing of such products from an affected facility to another facility or the disruption is remedied.  Furthermore, many of our customers require that they qualify a new manufacturing source before they will accept products from such source.  This qualification process may be expensive and time consuming.  In the event of such delays, we cannot assure you that the required alternative capacity would be available on a timely basis or at all.  Even if alternative manufacturing capacity or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers.  We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing. In the event we are unable to supply our customers with products previously assembled by our subcontractors on a timely basis, such customers may seek alternative suppliers.

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

We implemented cost restructuring programs in the past, including in 2012, 2013, and the first quarter of 2014, and may need to implement such programs again in the future. Such restructuring programs are costly to implement and may inadequately address the operating environment. No assurance can be given that the implementation of cost reduction programs will generate the anticipated cost savings and other benefits or that future or additional measures may be required. We could incorrectly anticipate the extent and term of the market decline and weakness for our products and services and we may be forced to restructure further or may incur future operating charges due to poor business conditions.

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

Although we believe that our existing sources of capital, including our existing cash, cash equivalents and marketable securities of $24.4 million as of December 31, 2013, should be sufficient to fund our research and development, capital expenditures, working capital requirements, interest and other financing requirements for at least the next twelve months, there can be no assurance that the capital required to fund these expenditures or future growth opportunities will be available in the future.

Additionally, in April 2013, we established an $11 million revolving credit facility with PNC Bank, National Association, which was amended in December 2013 (the “Facility”). The Facility is secured by certain cash balances with borrowing availability based upon Accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the agreement governing the Facility) and certain capital expenditure limits which may  limit our ability to borrow under the Facility, should they not be met.

Further, conditions existing in the U.S. Capital markets, as well as the then current condition of the Company may impact our ability to raise capital to meet our needs on a timely basis or at all.  Failure to obtain capital when required could have a material adverse effect on the Company.

 The liquidity and valuation of our investments in marketable securities could be affected by disruption in financial markets.

We maintain investments in financial instruments including fixed income securities, auction rate securities, and a corporate debt obligation. These investments must be supported by actively trading financial markets in order to be liquid investments. Financial markets can temporarily or permanently have an imbalance of buyers and sellers that can impact valuations and liquidity. Auction rate markets have experienced imbalances since late 2007 and may continue to be imbalanced. Such imbalances could negatively impact the fair value of our investments, requiring a charge against income as has occurred in the past, our access to cash and the liquidity of our marketable securities. We cannot assure you that our marketable securities could be sold for their carrying value or in our required time frame to support our intermediate term cashflow and liquidity needs.

Our success depends on our ability to attract, retain and motivate qualified personnel. The loss of a key executive could have a material adverse effect on our business.

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

On August 22, 2012, the SEC adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) which requires new disclosures for companies regarding the use of certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. This final rule will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The new disclosure rules require the first report to be filed with the SEC by May 31, 2014 for the 2013 calendar year. We are currently implementing appropriate measures to comply with such requirements.

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

We also lease approximately 32,700 square feet in aggregate of office space in the following locations: Atlanta, Georgia; Tyngsboro, Massachusetts; San Diego, California; Taipei, Taiwan; China; South Korea; and Japan under lease agreements with remaining terms ranging from four months to five years that can be extended, at our option.

ITEM 3.	LEGAL PROCEEDINGS.

For information on our legal proceedings see Note 14 Legal Proceedings to the Company’s Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in this Form 10-K.

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

	High	Low
Calendar 2013
Fourth Quarter	$2.20	$1.71
Third Quarter	2.45	1.71
Second Quarter	2.34	1.67
First Quarter	2.87	1.74

Calendar 2012
Fourth Quarter	$2.60	$1.14
Third Quarter	1.90	1.05
Second Quarter	2.50	1.64
First Quarter	3.22	2.19

As of December 31, 2013 there were 84,322,167 shares of Common Stock outstanding (excluding shares held in Treasury) and 207 holders of record.

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

    The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2013	2012	2011	2010	2009
RESULTS OF OPERATIONS
Net sales	$134,242	$112,643	$152,827	$216,714	$140,484
Gross profit (loss)	8,320	(1,226)	31,103	75,845	20,158
Operating loss	(55,993)	(71,745)	(50,119)	(535)	(55,323)
(Loss) income before income taxes	(53,979)	(69,853)	(49,323)	963	(57,404)
Benefit from income taxes	-	-	-	(297)	(321)
Net (loss) income	(53,979)	(69,853)	(49,323)	1,260	(57,083)

(Loss) earnings per share:
Basic	$(0.67)	$(0.99)	$(0.73)	$0.02	$(0.92)
Diluted	$(0.67)	$(0.99)	$(0.73)	$0.02	$(0.92)

BALANCE SHEET DATA:
Total cash and marketable securities	$24,394	$51,510	$93,578	$106,093	$92,526
Total assets	97,681	126,881	188,801	233,812	214,452
Total stockholders’ equity	78,409	106,025	166,525	202,964	189,058

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular, WiFi, and wireless infrastructure and CATV applications.  Our product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  Our cellular power amplifiers and FEMs enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks utilizing international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA, and WiMAX.  Our WiFi FEICs and power amplifiers enable wireless LAN connectivity for mobile, multimedia and infrastructure devices, such as smartphones, tablets, notebooks, televisions, set-top boxes, modems, routers, and access points, optimizing the latest WiFi standards, including 802.11ac and 802.11n.  Our infrastructure solutions include both wireless infrastructure and CATV products.  Our wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations.  Our CATV line amplifiers and other RF products provide the critical link in CATV network infrastructure devices, as well as set-top boxes and cable modems.  We believe that our solutions are well positioned to address these market dynamics and will enable us to deliver value in the cellular, WiFi, wireless infrastructure and CATV markets.

Our business strategy is focused on enabling communications connectivity with RF solutions that offer greater performance and integration to enhance the user’s experience.  We are a customer-centric organization that works closely with leading equipment manufacturers, such as OEMs and ODMs.  We also partner with industry-leading chipset providers where our functionality enhances their reference designs.  These relationships enable us to provide targeted applications expertise that helps reduce time-to-market and design new products that target emerging trends in the market.

We are focused on the design and manufacture of differentiated RF semiconductors.  Many of our products leverage our patented InGaP-Plus™ and proven MESFET technologies.  InGaP-Plus provides greater flexibility to our engineers and product designers.  This technology enables them to develop unique architectures that combine HBT amplifying structures and pHEMT RF switches on the same die.  We believe that our products cost-effectively enhance RF performance, reliability, and overall functionality.

Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999.  In addition, we have a strategic foundry agreement with WIN Semiconductors of Taiwan to supplement our existing wafer fabrication capability and allow for additional and flexible capacity without the requisite capital investment.

Our 2013 revenues increased year over year, while remaining below levels reached in 2011.  Improvements to revenues and our cost structure, including restructurings, resulted in reduced sequential quarterly losses during 2013. In February 2014, we reduced our workforce by approximately 40 employees and anticipate recording approximately $1.4 million as a restructuring charge in the first quarter of 2014.  This workforce reduction along with other cost reduction actions were initiated with a view to achieving annualized savings of approximately $10 million.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

We have not made any material changes in our accounting methodology used to record revenue allowances for the years ended December 31, 2013, 2012 and 2011. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes in our accounting methodology used to create and maintain the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

We have not made any material changes to our inventory reserve methodology for the years ended December 31, 2013, 2012 and 2011. We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or technological changes affect consumer demand we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves at December 31, 2013 would affect our consolidated financial statements for the year then ended by approximately $0.4 million.

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

We have not made any material changes to our warranty reserve methodology for the years ended December 31, 2013, 2012 and 2011. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

While we have not made any material changes to our valuation methodology for the years ended December 31, 2013, 2012 and 2011, capital market expectations, liquidity and rates have fluctuated in the periods. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

We have not made any material changes in the accounting methodology we used to calculate stock-based compensation for the years ended December 31, 2013, 2012 and 2011.  We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine stock-based compensation expense.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

We have not made any material changes in the accounting methodology we use to assess impairment loss for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, we evaluated fixed assets for impairment and with the assistance of a third party valuation specialist, a valuation analysis was performed.  The results of the valuation analysis indicated that the assets are fully-recoverable.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may record material losses.

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

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We maintain a full valuation allowance on our deferred tax assets. Accordingly, we have not recorded a benefit or provision for income taxes.

We have not made any material changes in the accounting methodology we used to measure our deferred tax asset valuation allowance for the years ended December 31, 2013, 2012 and 2011. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to record our valuation allowances for deferred tax assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future taxable income, we may record material income tax benefits.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	93.8	101.1	79.6

Gross profit (loss)	6.2%	(1.1%)	20.4%
Research and development expense	28.8	39.0	29.5
Selling and administrative expenses	17.7	21.5	23.0
Restructuring charges	1.4	2.1	0.7

Operating loss	(41.7%)	(63.7%)	(32.8%)
Interest income	0.2	0.5	0.4
Interest expense	(0.1)	-	-
Other income, net	1.4	1.2	0.1

Net loss	(40.2%)	(62.0%)	(32.3%)

2013 COMPARED TO 2012

NET SALES. Net sales for the year ended December 31, 2013 increased 19.2% to $134.2 million, compared to net sales for the year ended December 31, 2012 of $112.6 million. The net sales increase primarily resulted from an increase in demand for WiFi products.

Net sales for the year ended December 31, 2013 of the Company’s cellular wireless products decreased 11.5% to $74.1 million compared to net sales for the year ended December 31, 2012 of $83.8 million.  The decrease in sales was primarily due to decreased demand in our CDMA market.

Net sales for the year ended December 31, 2013 of the Company’s infrastructure products decreased 17.4% to $19.6 million compared to net sales for the year ended December 31, 2012 of $23.7 million. The decrease in sales was primarily due to decreased demand for CATV applications.

Net sales for the year ended December 31, 2013 of the Company’s WiFi products increased 687.5% to $40.5 million compared to net sales for the year ended December 31, 2012 of $5.1 million.  The increase in sales was primarily due to increased market demand for our front-end modules in cellular handset and tablet applications.

GROSS MARGIN. Gross margin for 2013 increased to 6.2% of net sales, compared with (1.1%) of net sales in the prior year. The increase in gross margin was primarily due to increased revenues and fixed production costs decreasing as a percent of revenue.

RESEARCH & DEVELOPMENT. Company-sponsored Research and development (R&D) expenses decreased 12.1% during 2013 to $38.6 million from $43.9 million during 2012. The decrease was primarily due to improved cost efficiency on our projects and cost savings achieved from restructuring.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 2.0% during 2013 to $23.8 million from $24.3 million in 2012.  The decrease was primarily due to primarily due to savings achieved from our cost reduction and restructuring actions, partly offset by increased sales expense for WiFi.

RESTRUCTURING CHARGES. In the first quarter of 2013, we implemented workforce reductions that eliminated approximately 25 positions throughout the Company, resulting in restructuring charges of approximately $1.9 million for severance, related benefits and other costs. During 2012, we implemented workforce reductions that eliminated approximately 40 positions throughout the Company, resulting in restructuring charges of $2.3 million for severance, related benefits and other costs.

OTHER INCOME, NET.  During 2013, Other income of $1.9 million was primarily from redemptions received on three of our ARS which were in excess of our amortized cost basis. During 2012, Other income of $1.4 million was primarily from redemption proceeds received on one of our auction rate securities (ARS) which was in excess of our amortized cost basis.

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

LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 2013, we had $21.0 million of cash and cash equivalents and $3.4 million in marketable securities.

Operations used $42.0 million in cash during 2013, primarily as a result of our operating results adjusted for non-cash expenses, including $7.2 million of cash used for working capital.  Investing activities provided $18.0 million of cash during 2013, consisting of net sales of marketable securities of $24.4 million, which were partly offset by purchases of fixed assets of $6.4 million.  Financing activities provided $20.0 million of cash during 2013, primarily from net proceeds received from the issuance of stock in the 2013 Offering.

At December 31, 2013, the Company had unconditional purchase obligations of approximately $2.1 million.

We believe that our existing sources of capital, including our existing cash, cash equivalents and marketable securities, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. We may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.  See “Risk Factors—We face a risk that capital needed for our business will not be available when we need it.”

The table below summarizes required cash payments as of December 31, 2013:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	8,173	2,783	5,038	341	11
Unconditional purchase obligations	2,073	2,073	-	-	-
Total contractual cash obligations	$10,246	$4,856	$5,038	$341	$11

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

In February 2013, the FASB amended its disclosure requirements for those amounts reclassified out of accumulated other comprehensive income.  Entities are required to separately disclose each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income, and other amounts of current-period other comprehensive income.  Additional information is required about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  These additional disclosure requirements are required for reporting periods beginning after December 31, 2012.  Adoption of this guidance during the first quarter of 2013 resulted in us making the required disclosures in the Notes to our consolidated financial statements.

In December 2011, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. Adoption of this standard was required in the first quarter of 2013 and did not have a material impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and available-for-sale securities are exposed to changes in short-term interest rates. Our available-for-sale securities consist of certain auction rate securities, which are discussed more specifically below. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change in an unfavorable direction. The magnitude of any gain or loss would be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

At December 31, 2013, we held marketable securities with an estimated fair value of $3.4 million. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale short-term securities. As of December 31, 2013, the estimated principal amount and weighted average stated interest rate by expected maturity value are $5.1 million and 0.93%, respectively. This weighted average stated rate of interest may not approximate the actual yield of the securities which we currently hold since we have valued some of our marketable securities at other than face value. Additionally, some of the securities may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, we may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of our current holdings, which would affect both future cash interest streams and future earnings.

We invest the majority of our cash in money market funds in order to protect principal, maintain liquidity as well as fund operations. Fluctuations in interest rates will affect the yield on monies invested by the Company. Such fluctuations can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

All of our marketable securities are classified as available-for-sale and therefore reported on our balance sheet at market value. Within our $3.4 million in marketable securities at December 31, 2013, we held $0.4 million of an auction rate security (“ARS”), and $3.0 million as a former-auction corporate debt security originally purchased as an ARS prior to its exchange for the underlying 30 year notes due 2037. ARS were a short-term cash management instrument used by the market and the Company prior to 2008. The instrument used a monthly Dutch auction process to provide liquidity on long-term financial instruments by resetting the applicable interest rate and through the reset, allowed existing investors to rollover or liquidate their holdings at par value. During the second half of 2007 and the first quarter of 2008, ARS failed to auction due to sell orders exceeding buy orders and trading continues to be constrained. The funds associated with the failed auctions will not be accessible until a successful auction occurs, a suitable buyer is found outside of the auction process or an issuer redeems its security.

We anticipate selling the existing and former-auction corporate debt securities prior to a recovery in valuation and in January 2014, we redeemed our former-auction corporate debt security for $3.0 million, resulting in a realized gain of $1.2 million to be recorded in the first quarter of 2014 to Other Income, net.  We will continue to monitor and evaluate these investments for impairment. We may not be able to access cash by selling the aforementioned debt or preferred securities without the loss of principal until a buyer is located, a future auction for these investments is successful, they are redeemed by their issuers or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity or in perpetuity for the preferred ARS.  Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 4, 2014

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2013	2012	2011

Net sales	$134,242	$112,643	$152,827
Cost of sales	125,922	113,869	121,724

Gross profit (loss)	8,320	(1,226)	31,103
Research and development expenses	38,585	43,892	45,037
Selling and administrative expenses	23,813	24,289	35,138
Restructuring charges	1,915	2,338	1,047
	64,313	70,519	81,222

Operating loss	(55,993)	(71,745)	(50,119)

Interest income	237	528	576
Interest expense	(82)	-	(25)
Other income, net	1,859	1,364	245

Net loss	$(53,979)	$(69,853)	$(49,323)

Basic and diluted loss per share	$(0.67)	$(0.99)	$(0.73)

Weighted average basic and diluted common shares outstanding used in computing loss per share	80,991	70,721	67,771

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(53,979)	$(69,853)	$(49,323)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	1,371	2,193	(143)
Foreign currency translation adjustment	3	6	-

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive (loss) income	(1,779)	(1,393)	(193)
Comprehensive loss	$(54,384)	$(69,047)	$(49,659)

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$20,947	$24,949
Short-term marketable securities	3,447	17,750
Accounts receivable, net of allowance for doubtful accounts of $172 at December 31, 2013 and December 31, 2012	15,156	12,233
Inventories	21,114	18,840
Prepaid expenses and other current assets	3,628	3,031

Total current assets	64,292	76,803

Marketable securities	-	8,811
Plant and equipment
Equipment and furniture	203,797	200,873
Leasehold improvements	46,850	46,810
Projects in process	4,832	1,964
	255,479	249,647
Less accumulated depreciation and amortization	222,303	208,599
	33,176	41,048
Other assets	213	219
	$97,681	$126,881
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$13,043	$14,099
Accrued liabilities	4,380	4,345
Accrued restructuring costs	245	395
Total current liabilities	17,668	18,839

Other long-term liabilities	1,604	2,017

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2013 and 2012, and 84,437 and 71,853 issued at December 31, 2013 and 2012, respectively	844	719
Additional paid-in capital	637,922	611,279
Accumulated deficit	(561,745)	(507,766)
Accumulated other comprehensive income	1,647	2,052
Treasury stock at cost: 115 shares at December 31, 2013 and 2012	(259)	(259)
Total stockholders’ equity	78,409	106,025
	$97,681	$126,881

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock S hares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balance, December 31, 2010	66,916	$669	(115)	$(259)	$589,562	$(388,590)	$1,582	$202,964

Stock options exercised	441	4			931			935
Shares issued under employee stock purchase plan	384	4			767			771
Restricted stock activity, net of forfeitures	1,653	17			(17)			-
Amortization of stock-based compensation					11,514			11,514
Other comprehensive loss							(336)	(336)
Net loss						(49,323)		(49,323)

Balance, December 31, 2011	69,394	$694	(115)	$(259)	$602,757	$(437,913)	$1,246	$166,525

Stock options exercised	950	10			1,913			1,923
Shares issued under employee stock purchase plan	407	4			823			827
Restricted stock activity, net of forfeitures	1,102	11			(11)			-
Amortization of stock-based compensation					5,797			5,797
Other comprehensive income							806	806
Net loss						(69,853)		(69,853)

Balance, December 31, 2012	71,853	$719	(115)	$(259)	$611,279	$(507,766)	$2,052	$106,025

Issuance of common stock in public offering, net of expensess	10,704	107	-	-	19,568	-	-	19,675
Stock options exercised	70	-			132			132
Shares issued under employee stock purchase plan	271	3			442			445
Restricted stock activity, net of forfeitures	1,539	15			(15)			-
Amortization of stock-based compensation					6,516			6,516
Other comprehensive income							(405)	(405)
Net loss						(53,979)		(53,979)

Balance, December 31, 2013	84,437	$844	(115)	$(259)	$637,922	$(561,745)	$1,647	$78,409

See accompanying notes.

ANADIGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,979)	$(69,853)	$(49,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,510	16,530	18,239
Amortization	97	636	405
Stock based compensation	6,516	5,797	11,514
Marketable securities recovery and accretion	(1,779)	(1,393)	(208)
Gain on disposal of equipment	(177)	(89)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(2,923)	5,096	17,970
Inventories	(2,274)	893	1,001
Prepaid expenses and other assets	(433)	191	190
Accounts payable	(1,056)	2,194	(6,045)
Accrued and other liabilities	(525)	(3,608)	(2,509)
Net cash used in operating activities	(42,023)	(43,606)	(8,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(6,464)	(2,816)	(5,229)
Proceeds from sale of equipment	3	47	348
Purchases of marketable securities	(8,130)	(34,530)	(65,152)
Proceeds from sales and redemptions of marketable securities	32,563	70,409	12,700
Net cash provided by (used in) investing activities	17,972	33,110	(57,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock, net of related costs	20,252	2,750	1,706
Payment for financing fees	(203)	-	-
Net cash provided by financing activities	20,049	2,750	1,706

Net decrease in cash and cash equivalents	(4,002)	(7,746)	(64,434)
Cash and cash equivalents at beginning of period	24,949	32,695	97,129

Cash and cash equivalents at end of period	$20,947	$24,949	$32,695

Supplemental disclosures of cash flow information:
Net taxes paid	$133	$152	$136
Interest paid	24	-	-

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ANADIGICS, Inc. (“the Company”) is a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular, WiFi, and wireless infrastructure and CATV applications. The Company’s product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  The Company’s cellular products enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks utilizing international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA and WiMAX. The Company’s WiFi products enable wireless LAN connectivity for mobile, multimedia and infrastructure devices, such as smartphones, tablets, notebooks, televisions, set-top boxes, modems, routers, and access points.  Our solutions are optimized for the latest WiFi standards, including 802.11ac and 802.11n.  The Company’s infrastructure solutions include both wireless infrastructure and CATV products.  The Company’s wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations, while its CATV products provide the critical link in CATV network infrastructure devices.   The Company believes its solutions are well positioned to address these market dynamics and will enable it to outpace the overall end product unit growth in the cellular, WiFi, wireless infrastructure and CATV markets.

The Company designs, develops and manufactures RFICs primarily using GaAs compound semiconductor substrates with various process technologies, MESFET, pHEMT, and HBT. The Company’s patented technology, which utilizes InGaP-PlusTM, combines InGaP HBT and pHEMT processes on a single substrate, enabling it to integrate the PA function and the RF active switch function on the same die. The Company fabricates substantially all of its ICs in its six-inch diameter GaAs wafer fabrication facility.

The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and determined that, other than the workforce reduction disclosed in Note 2 and subsequent sale of a former-auction rate security disclosed in Note 4, there were no subsequent events to recognize or disclose in these consolidated financial statements.

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

Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2013		2012		2011
Customer (primary application)	$	%	$	%	$	%
Samsung Electronics (Cellular / WiFi)	54,187	40%	34,372	31%	29,326	19%
Huawei Technologies (Cellular)	15,731	12%	15,169	14%	<10%	<10%
Murata (WiFi)	14,274	11%	<10%	<10%	<10%	<10%
ZTE Corporation (Cellular)	<10%	<10%	12,818	11%	20,416	13%
Research In Motion Limited (Cellular)	<10%	<10%	<10%	<10%	33,704	22%

Accounts receivable at December 31, 2013 and 2012 from the greater than 10% customers accounted for 58% and 69% of total accounts receivable, respectively.

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

INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2013 and 2012. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock of the Company. Any dilution arising from the Company's outstanding stock awards will not be included where their effect is anti-dilutive.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

In February 2013, the FASB amended its disclosure requirements for those amounts reclassified out of accumulated other comprehensive income.  Entities are required to separately disclose each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income, and other amounts of current-period other comprehensive income.  Additional information is required about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  These additional disclosure requirements are required for reporting periods beginning after December 31, 2012.   Adoption of this guidance during the first quarter of 2013 resulted in the Company making the required disclosures in the Notes to its consolidated financial statements.

In December 2011, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. Adoption of this standard was required in the first quarter of 2013 and did not have a material impact on the Company’s consolidated financial statements.

2. RESTRUCTURING, MANAGEMENT SEPARATION CHARGES, AND SUBSEQUENT EVENT

RESTRUCTURING
During 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in the Company recording a restructuring charge of $1,915 for severance, related benefits and other costs.

During 2012 and 2011, the Company implemented workforce reductions that eliminated approximately 40 positions throughout the Company in each year, resulting in restructuring charges of $2,338 and $1,047, respectively, for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2011 balance	$-
Restructuring expense	2,338
Payments	(1,943)
December 31, 2012 balance	$395
Restructuring expense	1,915
Payments	(2,065)
December 31, 2013 balance	$245

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

SUBSEQUENT EVENT

In February 2014, the Company implemented a workforce reduction that eliminated approximately 40 positions throughout the Company and anticipates recording approximately $1,350 of restructuring charges during the first quarter of 2014 covering severance, related benefits and other costs.

3. SEGMENTS

The Company has one reportable segment. Its ICs are primarily manufactured using common manufacturing facilities located in the same domestic geographic area. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions.  All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or operating segment information.  The Company’s business units share similar long term business models, research and development expenses and selling and administrative expenses.  The Company has concluded at December 31, 2013 that it has only one reportable segment.  The Company will re-assess its conclusions at least annually.

The Company classifies its revenues based upon the end application of the product in which its ICs are used.  Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2013	2012	2011
Cellular	$74,153	$83,809	$119,472
Infrastructure	19,578	23,690	28,162
WiFi	40,511	5,144	5,193
Total	$134,242	$112,643	$152,827

The Company sells to five geographic regions: Asia, Europe, Latin America, USA and Other. The geographic region is determined by the destination of the shipped product.  Net sales to each of the five geographic regions are as follows:

	Year Ended December 31,
	2013	2012	2011
Asia	$125,027	$92,652	$102,437
Europe	1,680	3,881	14,146
Latin America	5,669	9,101	29,027
USA	1,865	6,601	6,934
Other	1	408	283
Total	$134,242	$112,643	$152,827

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Securities (2)	$10,235	$10,240	$-	$10,240	$-
U.S. Government Agency debt securities (2)	7,508	7,510	7,510	-	-
Former-auction corporate debt security (3)	1,740	3,078	-	3,078	-
Auction Rate Securities
Preferred Equity	2,404	4,081	-	2,513	1,568
State and Municipal Debt (3)	1,394	1,652	-	1,652	-
Total at December 31, 2012	$23,281	$26,561	$7,510	$17,483	$1,568

Former-auction corporate debt security (3)	$1,800	$2,997	$-	$2,997	$-
Auction Rate Security - Preferred Equity	-	450	-	-	450
Total at December 31, 2013	$1,800	$3,447	$-	$2,997	$450
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

During 2013, two Level 2 and one Level 3 ARS redeemed for $6,739, resulting in a realized gain of $1,684, which was recorded to Other income, net.  In January 2014, the Level 2 former-auction corporate debt security was sold for $2,960, resulting in a realized gain of $1,160 to be recorded in the first quarter of 2014 to Other income, net.

Certain ARS market information was insufficient to determine the fair value of the Company’s investments in ARS resulting in Level 2 and Level 3 valuations. Given the complexity of ARS investments, the Company obtained the assistance of an independent valuation firm to assist management in assessing the fair value of its ARS portfolio in fiscal years 2012 and 2011. The third party valuations developed to estimate the ARS fair value were determined using a combination of two calculations (1) a discounted cash flow (DCF) model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables (MC) method, where the ARS are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar ARS. The valuations include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.

Interest income of $93 and $118 was recognized to accrete the amortized cost basis of the Company’s existing and former-auction debt securities during the years ended December 31, 2013 and 2012, respectively.

The table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Years ended December 31, 2012 and 2013
	Corporate Debt Security (a)	Preferred Equity Security Monoline insurers (b)		Total
Balance at December 31, 2011	$1,215	$628		$1,843
Transfers out of Level 3	-	-		-
Total gains or losses realized/unrealized
Included in net loss	1,250	-		1,250
Included in other comprehensive income	(452)	940		488
Redemptions	(2,013)	-		(2,013)
Ending Balance December 31, 2012	$-	$1,568		$1,568
Transfers out of Level 3	-	-		-
Total gains or losses realized/unrealized
Included in net loss	-	872		872
Included in other comprehensive income	-	10		10
Redemptions	-	(2,000)		(2,000)
Ending Balance December 31, 2013	$-	$450		$450
Amount of total gains or losses for the period included in earnings(loss) attributable to the change in unrealized gains or losses relating to Level 3 assets still held at the reporting date	$-	$-		$-
Level 3 security held at December 31, 2013:
Face value	-	$1,125		$1,125
Financial ratings	-	NR
Weighted average interest rate (*)	-	0%		0%
Maturity date	-	N/	A

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

5. INVENTORIES

Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$7,323	$5,108
Work in progress	8,424	9,781
Finished goods	5,367	3,951
Total	$21,114	$18,840

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2013	2012
Accrued compensation	$1,844	$1,945
Warranty reserve	383	770
Other	2,153	1,630
	$4,380	$4,345

Changes in the Company’s product warranty reserve are as follows:

	Year ended December 31
	2013	2012	2011
Beginning balance	$770	$430	$571
Additions charged to costs and expenses	554	1,507	871
Claims processed	(941)	(1,167)	(1,012)
Ending balance	$383	$770	$430

7. COMMITMENTS AND CONTINGENCIES

The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. Rent expense was $2,350, $2,567, $2,617, in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, there were no capital lease obligations outstanding.  The future minimum lease payments under the noncancelable operating leases, excluding deferred rent adjustments. are as follows:

YEAR	Operating Leases
2014	$2,783
2015	2,630
2016	2,408
2017	210
2018	131
Thereafter	11

Total minimum lease payments	$8,173

In addition to the above, at December 31, 2013, the Company had unconditional purchase obligations of approximately $2,073.

8. INCOME TAXES

There were no current and deferred components of income taxes for the years ended December 31, 2013, 2012, and 2011.

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

Significant components of the Company’s net deferred taxes as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax balances
Accruals/reserves	$7,652	$9,091
Net operating loss carryforwards	210,894	181,815
Research and experimentation credits	14,414	14,086
Deferred rent expense	614	772
Difference in basis of plant and equipment	9,791	9,483
Valuation allowance	(243,365)	(215,247)
Net deferred tax assets	-	-

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $578,346 for federal and $290,117 for state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

At December 31, 2013, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and vesting of restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2013, the Company has excess tax benefits, related to stock-based compensation of $16,005  which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2013		2012		2011
Tax at U.S. statutory rate	$(18,893)	(35.0)%	$(24,448)	(35.0)%	$(17,263)	(35.0)%
Effect of permanent items	6	-	163	0.2	(2)	-
State and foreign tax (benefit), net of federal tax effect	(1,754)	(3.2)	(2,255)	(3.2)	(1,603)	(3.3)
Research and experimentation tax credits, net	(328)	(0.6)	(33)	(0.1)	(68)	(0.1)
Valuation allowance, net	28,118	52.1	23,802	34.1	16,181	32.8
Worthless stock deduction	(4,997)	(9.3)	-	-	-	-
Other	(2,152)	(4.0)	2,771	4.0	2,755	5.6
(Benefit from) provision for income taxes	$-	-%	$-	-%	$-	-%

9. STOCKHOLDERS' EQUITY

In March 2013, the Company completed an underwritten public offering of 10,704 shares of common stock at a price of $2.00 per share which generated net proceeds to the Company of $19,675.

On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement (“the Agreement”). Pursuant to the Agreement, as amended on November 30, 2000 and October 2, 2008, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights will expire on December 17, 2018, unless earlier redeemed or exchanged. Under the Agreement, each right will entitle the registered holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $75.00 per one one-thousandth of a share, subject to adjustment in accordance with the Agreement. The rights will become exercisable only if a person or group of affiliated or associated persons acquires, or obtains the right to acquire, beneficial ownership of ANADIGICS, Inc. common stock or other voting securities that have 18% or more of the voting power of the outstanding shares of voting stock, or upon the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in such person or group acquiring, or obtaining the right to acquire, beneficial ownership of 18% or more of the voting power of ANADIGICS, Inc. common stock or other voting securities.

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

In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time and part-time Company employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 271 ($1.64), 407 ($2.04) and 384 ($2.00) for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-based compensation expense arises from the amortization of restricted stock grants, unamortized stock option grants and from the ESP Plan. The Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2013	2012	2011
Amortization of restricted stock awards	$6,239	$4,813	$9,308
Amortization of ESP Plan	149	314	307
Amortization of stock option awards	128	670	1,899
Total stock-based compensation	$6,516	$5,797	$11,514

By Financial Statement line item
Cost of sales	$1,041	$888	$1,798
Research and development expenses	2,118	1,626	2,981
Selling and administrative expenses	3,428	3,218	6,815
Restructuring charges	(71)	65	(80)

No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Awards

Under the Plans, the Company grants restricted stock shares and units to its employees. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock and option awards are forfeited annually (exclusive of performance-based restricted stock awards and performance-based option shares, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not.  Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2011 to December 31, 2013 is presented in tabular form below:

	Restricted Stock Shares		Restricted Stock Units		Stock Options
	Shares	WA price per share	Units	WA price per unit	Issuable upon exercise	WA exercise price

Shares outstanding at December 31, 2010	180	$8.39	1,460	$4.49	4,143	$4.96
Granted (1)	-	-	2,573	5.91	1,065	3.29
Shares vested/options exercised	(179)	8.38	(1,654)	5.08	(442)	2.12
Forfeited/expired (2)	(1)	9.72	(409)	6.03	(491)	9.37
Balance at December 31, 2011	-	-	1,970	$5.52	4,275	$4.32
Granted	-	-	661	2.32	13	1.97
Shares vested/options exercised	-	-	(1,102)	4.69	(950)	2.02
Forfeited/expired (2)	-	-	(99)	6.21	(843)	5.21
Balance at December 31, 2012	-	-	1,430	$4.63	2,495	$4.89
Granted (1)	-	-	3,509	2.11	13	2.26
Shares vested/options exercised	-	-	(1,539)	3.34	(69)	1.93
Forfeited/expired (2,3)	-	-	(528)	2.50	(480)	3.99
Balance at December 31, 2013	-	-	2,872	$2.63	1,959	$5.20

(1)	Year 2011 stock options granted include 417 performance-based stock option shares;
Year 2013 restricted stock units granted include 560 performance-based restricted stock units.
(2)	Years 2011, 2012, and 2013 stock options forfeited include 167, 83 and 42 performance-based option shares, respectively; Year 2013 restricted stock units forfeited include 384 performance-based units.
(3)	In the second quarter of 2013, 125 time-based and 83 (125 at maximum performance achievement) performance-based stock options were rescinded with the consent of and without payment to the CEO due to the fact that the original grants with respect to which these options were a part of exceeded the sub-limits of the applicable plan by the number of shares as to which the options were rescinded.

Exercisable options and their related average exercise prices were 1,840 ($5.33), 2,011 ($5.27) and 3,485 ($4.55) as of December 31, 2013, 2012 and 2011, respectively.

In June 2011, the Company’s Chief Executive Officer and then Chief Financial Officer were awarded a base grant of 417 performance-based stock options contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  Following the rescission discussed in footnote (6) in the table immediately above, the base grant was reduced by 83 performance-based stock options during the second quarter of 2013.  The award and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Depending upon performance, the number of shares issuable pursuant to the performance-based stock options can range from 50% to 150% of the base option shares.  Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The performance-based stock options have an exercise price of $3.24, expire 10 years after the grant date, and had an average fair value of $2.62 on the date of grant.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  During the fourth quarter of 2011, 167 shares the performance-based stock options were forfeited upon the separation of our former Chief Financial Officer.  In the second quarters of 2012 and 2013, 83 and 42 shares, respectively, were canceled for non-achievement of performance goals at the end of the first and second measurement periods.

On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 661 time-based and 220 performance-based restricted stock units to its officers and employees.  The time-based restricted stock units vested one-third on May 20, 2013, and vest one-third on February 18, 2014 and one-third on February 18, 2015.  The performance-based restricted stock units vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  As of December 31, 2013, the performance metrics for the first and second year periods were not met on the performance-based awards.

On December 4, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 660 restricted stock units to its officers and other key employees (subsequently increased by 20 to an additional officer in July 2013).  Fifty percent of these restricted stock units have time-based vesting conditions and 50% have performance-based vesting conditions. The restricted stock units vest one-third annually in May 2014, 2015, and 2016 (August 2014, 2015 and 2016 vest for the July 2013 grant). The performance-based awards were evaluated based on the Company’s adjusted cash flow from operations for the year ended December 31, 2013, with 34.8% of the performance metrics achieved and 111 total units issuable over the specified vest periods.

The total fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 were $3,052, $2,208 and $6,942, respectively. The intrinsic value of exercised options during the years ended December 31, 2013, 2012 and 2011 were $14, $512 and $787, respectively.

Weighted average information as of December 31, 2013

Options currently exercisable
Shares issuable upon exercise	1,840
Weighted average exercise price	$5.33
Weighted average remaining contractual term	3.0 years
Weighted average remaining contractual term for outstanding options	3.3 years

Intrinsic value of exercisable options	$1
Intrinsic value of outstanding options	$2
Unrecognized stock-based compensation cost
Option plans	$109
Restricted stock	$3,304
Weighted average remaining vest period for option plans	0.7 years
Weighted average remaining vest period for restricted stock	1.3 years

Stock options outstanding at December 31, 2013 are summarized as follows:

Range of exercise prices	Outstanding Options at December 31, 2013	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2013	Weighted average exercise price

$1.23 - $1.93	646	3.7	$1.93	641	$1.93
$2.00 - $3.24	322	7.3	$3.18	209	$3.19
$3.30 - $8.79	493	1.0	$6.56	492	$6.56
$8.84 - $18.98	498	2.4	$9.40	498	$9.40

Valuation for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2013, 2012 and 2011 are summarized below (excludes the aforementioned performance-based option grants).

	Year ended December 31,
	2013	2012	2011
Stock option awards:
Risk-free interest rate	0.8%	1.0%	2.2%
Expected volatility	72%	70%	65%
Average expected term (in years)	5	5	5
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$1.36	$1.14	$1.85

ESP Plan:
Risk-free interest rate	0.1%	0.2%	0.1%
Expected volatility	51%	61%	66%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$0.55	$0.77	$0.80

The Company regularly assesses the assumptions used in its option valuation.  For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility. For equity awards with expected terms of greater than one year, the Company used a combination of implied and historical volatility for options granted in the years ended December 31, 2013, 2012 and 2011. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code.  The Company matches 30% of employee contributions up to 10% of their gross pay.  The Company recorded expense relating to plan contributions of $829, $855, and $928 for the years ended December 31, 2013, 2012 and 2011, respectively.

11. LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Year ended December 31,
	2013	2012	2011
Weighted average common shares for basic loss per share	80,991	70,721	67,771
Effect of dilutive securities:
Stock options (*)	-	-	-
Unvested restricted stock (*)	-	-	-
Adjusted weighted average shares for diluted loss per share	80,991	70,721	67,771
*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

Dilution arising from the Company's outstanding stock options or unvested restricted stock was not included in the years ended December 31, 2013, 2012 and 2011 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options or unvested restricted stock is detailed below.  Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2013	2012	2011
Stock options	1,959	2,495	4,275
Unvested restricted stock	2,872	1,430	1,970

12. OTHER ACCUMULATED COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Total
Balance at December 31, 2011	$1,255	$(9)	$1,246
Other comprehensive income before reclassifications	2,193	6	2,199
Amounts reclassified from accumulated other comprehensive income *	(1,393)	-	(1,393)
Net current period other comprehensive income	800	6	806
Balance at December 31, 2012	$2,055	$(3)	$2,052
Other comprehensive income before reclassifications	1,371	3	1,374
Amounts reclassified from accumulated other comprehensive income *	(1,779)	-	(1,779)
Net current period other comprehensive income	(408)	3	(405)
Balance at December 31, 2013	$1,647	$-	$1,647
* Amounts reclassified are recorded within Other income, net in the Consolidated Statements of Operations

13. LINE OF CREDIT

In April 2013, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with PNC Bank, N.A., which Agreement was amended in December 2013 to revise the minimum EBITDA covenants. The Agreement provides the Company with a three-year revolving credit facility of $11,000 that expires on April 30, 2016.  The facility is secured by certain cash balances with borrowing availability based upon Accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the Agreement) and certain capital expenditure limits. The Company may elect to borrow at rates approximating LIBOR plus 3.25%. The Agreement contains a fee for any unused portion of the facility. As of December 31, 2013, the Company was in compliance with its covenants and there were no amounts outstanding under the Agreement.

14. LEGAL PROCEEDINGS

The Company is a party to ordinary course litigation arising out of the operation of our business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

2013 and 2012 Quarterly Financial Data

The following table sets forth certain unaudited results of operations for each quarter during 2013 and 2012. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted loss per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2013				2012
	Dec. 31	Sep. 28	June 29	Mar. 30	Dec. 31	Sep. 29	June 30	Mar. 31

Net sales	$36,286	$37,011	$34,565	$26,380	$30,476	$28,642	$25,099	$28,426
Cost of sales	31,640	32,912	34,269	27,101	31,017	28,809	27,296	26,747
Gross profit (loss)	4,646	4,099	296	(721)	(541)	(167)	(2,197)	1,679
Research and development expenses	9,321	9,551	9,433	10,280	10,145	10,823	11,310	11,614
Selling and administrative expense	5,574	5,782	6,215	6,242	5,516	5,597	6,321	6,855
Restructuring charges	-	-	-	1,915	-	605	1,239	494
Operating loss	(10,249)	(11,234)	(15,352)	(19,158)	(16,202)	(17,192)	(21,067)	(17,284)
Interest income	33	46	65	93	117	128	133	150
Interest expense	(31)	(31)	(20)	-	-	-	-	-
Other income, net	290	15	1,508	46	24	25	1	1,314
Net loss	$(9,957)	$(11,204)	$(13,799)	$(19,019)	$(16,061)	$(17,039)	$(20,933)	$(15,820)

Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.17)	$(0.26)	$(0.23)	$(0.24)	$(0.30)	$(0.23)
Diluted	$(0.12)	$(0.13)	$(0.17)	$(0.26)	$(0.23)	$(0.24)	$(0.30)	$(0.23)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2013, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of ANADIGICS Inc. and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 4, 2014

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

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11.	EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2013 and 2012
-	Consolidated Statements of Operations - Year ended December 31, 2013, 2012 and 2011
-	Consolidated Statements of Comprehensive (Loss) Income - Year ended December 31, 2013, 2012 and 2011
-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2013, 2012 and 2011
-	Consolidated Statements of Cash Flows - Year ended December 31, 2013, 2012 and 2011
-	Notes to Consolidated Financial Statements

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

3.2	Amended and Restated By-laws of the Company. Filed as an exhibit to the Company's current report on Form 8-K dated January 22, 2014, and incorporated herein by reference.
4.1	Form of Common Stock Certificate. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
4.2	Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and incorporated herein by reference.
4.3	Schedule to Form of Registration Rights Agreement. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783), and incorporated herein by reference.
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

10.8
Employment Agreement between the Company and Ron Michels, dated as of September 30, 2013.  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2013; and as incorporated herein by reference.

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

10.11
Employment Agreement between the Company and Dave Cresci, dated as of June 12, 2013.  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 12, 2013; and as incorporated herein by reference.

10.12
Employment Agreement between the Company and Jerry Miller, dated as of June 12, 2013.  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 12, 2013; and as incorporated herein by reference.

10.13
Revolving Credit and Security Agreement between the Company and PNC Bank, N.A., dated as of April 30, 2013.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 6, 2013, and incorporated herein by reference

10.14
First Amendment to Revolving Credit and Security Agreement, dated December 31, 2013, between the Corporation and PNC Bank, National Association.  Filed as an exhibit to the Company's Current Report on Form 8-K dated January 6, 2014, and incorporated herein by reference

*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADIGICS, INC.

BY:	/s/ Ronald Michels
Ronald Michels
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
March 4, 2014

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ronald Michels	Chairman and Chief Executive Officer	March 4, 2014
Ronald Michels

/s/ Terrence G. Gallagher	Vice President and Chief Financial Officer	March 4, 2014
Terrence G. Gallagher

/s/ Lewis Solomon	Director	March 4, 2014
Lewis Solomon

/s/ Paul S. Bachow	Director	March 4, 2014
Paul S. Bachow

/s/ David Fellows	Director	March 4, 2014
David Fellows

/s/ Harry T. Rein	Director	March 4, 2014
Harry T. Rein

/s/ Ronald Rosenzweig	Director	March 4, 2014
Ronald Rosenzweig

/s/ Dennis Strigl	Director	March 4, 2014
Dennis Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2013:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-	(1)	$172
Reserve for excess and obsolete inventory	5,887	122	(2,031)	(2)	3,978

Year ended December 31, 2012:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-	(1)	$172
Reserve for excess and obsolete inventory	5,559	1,317	(989)	(2)	5,887

Year ended December 31, 2011:
Deducted from asset account:
Allowance for doubtful accounts	$739	$-	(567)	(1)	$172
Reserve for excess and obsolete inventory	8,948	137	(3,526)	(2)	5,559

(1)	Uncollectible accounts written-off to the allowance account.
(2)	Inventory write-offs to the reserve account.