Form 10-Q
period 2014-03-29
ANADIGICS INC
filed 2014-05-07
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014.

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

The number of shares outstanding of the Registrant’s common stock as of March 29, 2014 was 85,561,053 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 29, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$13,607	$20,947
Short-term marketable securities	450	3,447
Accounts receivable, net	12,421	15,156
Inventories	22,522	21,114
Prepaid expenses and other current assets	5,110	3,628
Total current assets	54,110	64,292

Plant and equipment:
Equipment and furniture	204,741	203,797
Leasehold improvements	46,850	46,850
Projects in process	4,295	4,832
	255,886	255,479
Less accumulated depreciation and amortization	225,635	222,303
	30,251	33,176
Other assets	213	213

Total assets	$84,574	$97,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,837	$13,043
Accrued liabilities	4,392	4,380
Accrued restructuring costs	529	245
Total current liabilities	15,758	17,668

Other long-term liabilities	1,501	1,604

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 85,676 issued at March 29, 2014 and 84,437 issued at December 31, 2013	857	844
Additional paid-in capital	639,762	637,922
Accumulated deficit	(573,495)	(561,745)
Accumulated other comprehensive income	450	1,647
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	67,315	78,409

Total liabilities and stockholders’ equity	$84,574	$97,681

See accompanying notes.

Index
ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)

Net sales	$23,271	$26,380
Cost of sales	21,000	27,101
Gross profit (loss)	2,271	(721)
Research and development expenses	8,576	10,280
Selling and administrative expenses	5,126	6,242
Restructuring charge	1,451	1,915

Operating loss	(12,882)	(19,158)
Interest income	5	93
Interest expense	(33)	-
Other income, net	1,160	46

Net loss	$(11,750)	$(19,019)

Basic and diluted loss per share	$(0.14)	$(0.26)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	84,763	73,158

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)

Net loss	$(11,750)	$(19,019)

Other comprehensive income
Unrealized (loss) gain on marketable securities	(37)	1,118

Reclassification adjustment:
Net recognized gain on marketable securities previously included in Accumulated other comprehensive income	(1,160)	(29)
Comprehensive loss	$(12,947)	$(17,930)

See accompanying notes.

Index
ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Three months ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,750)	$(19,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,332	3,827
Amortization	17	21
Stock based compensation	1,843	1,501
Marketable securities recovery and accretion	(1,160)	(29)
Gain on disposal of equipment	-	(46)
Changes in operating assets and liabilities:
Accounts receivable	2,735	(446)
Inventories	(1,408)	(1,473)
Prepaid expenses and other assets	(1,499)	(1,388)
Accounts payable	(2,206)	(2,776)
Accrued liabilities and other liabilities	193	1,195

Net cash used in operating activities	(9,903)	(18,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(407)	(1,466)
Purchases of marketable securities	-	(5,911)
Proceeds from sale of marketable securities	2,960	17,724

Net cash provided by investing activities	2,553	10,347

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	10	18,419

Net cash provided by financing activities	10	18,419

Net (decrease) increase in cash and cash equivalents	(7,340)	10,133
Cash and cash equivalents at beginning of period	20,947	24,949

Cash and cash equivalents at end of period	$13,607	$35,082

See accompanying notes.

Index
ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – MARCH 29, 2014

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The terms “we,” “our,” “ours,” “us” and “Company” refer to ANADIGICS Inc. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and determined that, other than matters outlined in Note 10, there were no subsequent events to recognize or disclose in these unaudited interim condensed consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). Adoption of the amended guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets.  Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at March 29, 2014. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Three months ended
	March 29, 2014	March 30, 2013

Beginning balance	$383	$770
Additions charged to costs and expenses	51	108
Claims processed	(101)	(482)
Ending balance	$333	$396

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	RESTRUCTURING

In February 2014, the Company implemented a workforce reduction that eliminated approximately 40 positions throughout the Company which resulted in the Company recording a restructuring charge of $1,451 during the first quarter of 2014 covering severance, related benefits and other costs. The unpaid balance at March 29, 2014 was $529 and was recorded within Accrued restructuring costs.

In February 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in the Company recording a restructuring charge of $1,915 during the first quarter of 2013 for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2012 balance	$395
Restructuring expense	1,915
Payments	(2,065)
December 31, 2013 balance	$245
Restructuring expense	1,451
Payments	(1,167)
March 29, 2014 balance	$529

3.	FAIR VALUE AND MARKETABLE SECURITIES

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

   The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities as at December 31, 2013 and March 29, 2014:

Index
			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Former-auction corporate debt security (2)	$1,800	$2,997	$-	$2,997	$-
Auction Rate Security - Preferred Equity	-	450	-	-	450
Total at December 31, 2013	$1,800	$3,447	$-	$2,997	$450

Auction Rate Security - Preferred Equity	-	450	-	-	450
Total at March 29, 2014	$-	$450	$-	$-	$450

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.
(2)	Available for sale debt security with a contractual maturity in excess of 10 years.

In January 2014, the Level 2 former-auction corporate debt security was sold for $2,960, resulting in a realized gain of $1,160 which was recorded in the first quarter of 2014 to Other income, net.

As of March 29, 2014, our remaining preferred equity auction rate security was valued at $450 applying a market comparables method where the ARS is valued based on indications from the secondary market of what discounts buyers demand when purchasing similar ARS.  There was no change in the fair value of this equity auction rate security from December 31, 2013 to March 29, 2014.

The fair value of each of the following instruments approximates their carrying value because of the short maturity of these instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

For the three month period ended March 30, 2013, the table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

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

 (a) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. For one security, a non-binding offer by the issuer to repurchase the security used a 5% discount.  For the second security, the discounted cash flow model discount rate and market comparables model discount were 34% and 81%, respectively.

Index
4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist of the following:

	March 29, 2014	December 31, 2013

Raw materials	$6,941	$7,323
Work in process	9,753	8,424
Finished goods	5,828	5,367
Total	$22,522	$21,114

5.	STOCKHOLDERS’ EQUITY

    In March 2013, the Company completed an underwritten public offering (the March 2013 Offering) of 10,000 shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of $18,374. Subsequent to the March 2013 Offering, the underwriters exercised a portion of an overallotment option and purchased an additional 704 shares in April 2013, generating net proceeds to the Company of $1,301.

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

In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 271 and $1.64, respectively for the year ended December 31, 2013.

The table below summarizes stock based compensation by source and by financial statement line item for the three month periods:

	Three months ended
	March 29, 2014	March 30, 2013
Amortization of restricted stock	$1,734	$1,230
Amortization of ESP Plan	60	150
Amortization of stock option awards	49	121
Total stock based compensation	$1,843	$1,501

By Financial Statement line item
Cost of sales	$276	$179
Research and development expenses	554	345
Selling and administrative expenses	1,013	1,048
Restructuring charge	-	(71)

Index
    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock and Stock Option Awards

   Under the Plans, the Company grants restricted stock shares and units to its employees. The value of restricted stock grants are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years.  Restricted stock is subject to forfeiture if employment terminates prior to vesting.  The Company estimates that approximately 2.5% of its restricted stock and stock option awards are forfeited annually (exclusive of performance-based restricted stock awards and performance-based option shares, as described below).  The restricted stock shares carry voting and certain forfeitable dividend rights commencing upon grant, whereas restricted stock units do not. Neither restricted stock shares nor restricted stock units may be traded or transferred prior to vesting.  Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock and for stock options during the period from January 1, 2013 to March 29, 2014 is presented in tabular form below:

	Restricted Stock Units		Stock Options
	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2013	1,430	$4.63	2,495	$4.89
Granted (1)	3,509	2.11	13	2.26
Shares vested/options exercised	(1,539)	3.34	(69)	1.93
Forfeited/expired (2,3)	(528)	2.50	(480)	3.99
Balance at December 31, 2013	2,872	$2.63	1,959	$5.20
Granted (1)	2,070	1.85	3	1.91
Shares vested/options exercised	(1,234)	3.36	(5)	1.83
Forfeited/expired	(62)	2.21	(617)	5.88
Balance at March 29, 2014	3,646	$1.95	1,340	$4.89

(1)	Years 2013 and 2014 restricted stock units granted include 560 and 412.5 performance-based restricted stock units, respectively.
(2)	Year 2013 restricted stock units forfeited include 384 performance-based units; Year 2013 stock options forfeited include 42 performance-based option shares.
(3)	In the second quarter of 2013, 125 time-based and 83 (125 at maximum performance achievement) performance-based stock options were rescinded with the consent of and without payment to the CEO due to the fact that the original grants with respect to which these options were a part of exceeded the sub-limits of the applicable plan by the number of shares as to which the options were rescinded.

In June 2011, the Company’s Chief Executive Officer was awarded a base grant of 250 performance-based stock options contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies.  Following the rescission discussed in footnote (3) in the table immediately above, the base grant was reduced by 83 performance-based stock options during the second quarter of 2013. The award and performance is evaluated during the one, two and three year periods following the award.  The performance-based stock options have an exercise price of $3.24, expire 10 years after the grant date, and had an average fair value of $2.62 on the date of grant.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.  In the second quarters of 2012 and 2013, 83 and 42 shares, respectively, were canceled for non-achievement of performance goals at the end of the first and second measurement periods.

On February 16, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 661 time-based and 220 performance-based restricted stock units to its officers and employees.  The time-based restricted stock units vested one-third on May 20, 2013 and one-third on February 18, 2014, and vest one-third on February 18, 2015.  The performance-based restricted stock units vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods.  As of December 31, 2013, the performance metrics for the first and second year periods were not met on the performance-based awards and 155 restricted stock units were forfeited.

On December 4, 2012, subject to stockholder approval of additional 2005 Long-Term Incentive and Share Award Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 660 restricted stock units to its officers and other key employees (subsequently increased by 20 units awarded to an additional officer in July 2013).  Fifty percent of these restricted stock units have time-based vesting conditions and 50% have performance-based vesting conditions. The restricted stock units vest one-third annually in May 2014, 2015, and 2016 (August 2014, 2015 and 2016 vest for the July 2013 grant). The performance-based awards were evaluated based on the Company’s adjusted cash flow from operations for the year ended December 31, 2013, with 34.8% of the performance metrics achieved, 111 performance-based restricted stock units vested, and the remaining 229 performance-based stock units were forfeited.

Index
On February 13, 2014, the Company awarded 825 restricted stock units to its officers and other key employees where fifty percent of these restricted stock units have time-based vesting conditions and 50% have performance-based vesting conditions contingent upon the Company’s relative levels of shareholder returns against the peer group companies, as defined in the Company’s annual proxy statement, as filed with the SEC on March 21, 2014.  The restricted stock units will vest, if at all, one-third annually in March 2015, 2016, and 2017. The performance-based awards and performance will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Company performance below the 25th-percentile in a measurement period would result in no vesting for that period.  The performance-based restricted stock units have an average fair value of $1.84 on the date of grant.  The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model.

As of March 29, 2014
Unrecognized stock based compensation cost
Option plans	$58
Restricted stock	$4,675
Weighted average remaining recognition period
Option plans	0.7 Years
Restricted stock	1.8 Years

Stock options outstanding at March 29, 2014 are summarized as follows:

Range of exercise prices	Outstanding Options at March 29, 2014	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at March 29, 2014	Weighted average exercise price

$1.23 - $1.93	474	4.5	$1.92	466	$1.93
$2.00 - $3.24	317	6.9	$3.19	240	$3.20
$3.30 - $8.79	147	2.7	$5.49	147	$5.49
$8.84 - $18.98	402	2.5	$9.49	402	$9.49

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the three month periods ended March 29, 2014 and March 30, 2013 are summarized below.

	Three months ended
	March 29, 2014	March 30, 2013
Stock option awards:
Risk-free interest rate	1.7%	0.8%
Expected volatility	58%	72%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.97	$1.53

ESP Plan:
Risk-free interest rate	0.1%	0.1%
Expected volatility	45%	66%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.49	$0.72

Index
For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

7.	LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	March 29, 2014	March 30, 2013
Weighted average common shares for basic loss per share	84,763	73,158

Effect of dilutive securities:
Stock options (*)	-	-
Unvested restricted shares (*)	-	-

Adjusted weighted average shares for diluted loss per share	84,763	73,158

*	Incremental shares from restricted shares and stock options are computed using the treasury stock method.

For the three months ended March 29, 2014 and March 30, 2013, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock (shares or units) is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended
	March 29, 2014	March 30, 2013

Stock options	1,340	2,437
Unvested restricted shares and units	3,646	1,627

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Total
Balance at January 1, 2013	$3,255	$(3)	$3,252
Other comprehensive income before reclassifications	1,118	-	1,118
Amounts reclassified from accumulated other comprehensive income *	(29)	-	(29)
Net current period other comprehensive income	1,089	-	1,089
Balance at March 30, 2013	$4,344	$(3)	$4,341

Balance at January 1, 2014	$1,647	$-	$1,647
Other comprehensive income before reclassifications	(37)	-	(37)
Amounts reclassified from accumulated other comprehensive income *	(1,160)	-	(1,160)
Net current period other comprehensive income	(1,197)	-	(1,197)
Balance at March 29, 2014	$450	$-	$450

* Amounts reclassified are recorded within Other income, net in the Condensed Consolidated Statements of Operations.

9.	LEGAL PROCEEDINGS

The Company is a party to ordinary course litigation arising out of the operation of our business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

Index
10.	LINE OF CREDIT

In April 2013, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A., which Agreement was amended in December 2013 and further amended on April 30, 2014, to revise the minimum EBITDA covenants. The Credit Agreement provides the Company with a three-year revolving credit facility of $11,000 that expires on April 30, 2016.  The facility is secured by certain cash balances with borrowing availability based upon Accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the Credit Agreement) and certain capital expenditure limits. The Company may elect to borrow at rates approximating LIBOR plus 3.25%. The Credit Agreement contains a fee for any unused portion of the facility. As of March 29, 2014, the Company was in compliance with its covenants and there were no amounts outstanding under the Credit Agreement.  On April 30, 2014, the Company entered into an Amended and Restated Collateral Assignment of Account as collateral security for the Company’s existing and future obligations to Lenders under the Credit Agreement.

Index
ANADIGICS, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ANADIGICS, Inc. (we or the Company) is a global leader in the design and manufacture of radio frequency semiconductor solutions for cellular, WiFi, wireless infrastructure and CATV applications.  Our product portfolio includes power amplifiers, FEICs, FEMs, and line amplifiers.  Our cellular power amplifiers and FEMs enable mobile handsets, smartphones, tablets, notebooks, datacards, automotive, M2M, and industrial devices to access 3G and 4G wireless networks utilizing international standards, such as LTE, HSPA, WCDMA, EVDO, CDMA, and WiMAX.  Our WiFi FEICs and power amplifiers enable wireless LAN connectivity for mobile, multimedia and infrastructure devices, such as smartphones, tablets, notebooks, televisions, set-top boxes, modems, routers and access points, optimizing the latest WiFi standards, including 802.11ac and 802.11n.  Our infrastructure solutions include both wireless infrastructure and CATV products.  Our wireless infrastructure power amplifiers enable 3G and 4G small-cell base stations.  Our CATV line amplifiers and other RF products provide the critical link in CATV network infrastructure devices, as well as set-top boxes and cable modems.  We believe that our solutions are well positioned to address these market dynamics and will enable us to deliver value in the cellular, WiFi, wireless infrastructure and CTAV communications markets.

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

During the first quarter of 2014, the Company implemented a workforce reduction that eliminated approximately 40 positions throughout the Company which resulted in the Company recording a restructuring charge of $1.45 million. The workforce reduction, along with other cost reduction actions were initiated with a view to achieving annualized savings of approximately $10   million.

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

Index
RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	March 29, 2014	March 30, 2013

Net sales	100.0%	100.0%
Cost of sales	90.2%	102.7%

Gross margin	9.8%	(2.7)%
Research and development expenses	36.9%	39.0%
Selling and administrative expenses	22.0%	23.7%
Restructuring charges	6.2%	7.3%

Operating loss	(55.3)%	(72.7)%
Interest income	-	0.4%
Interest expense	(0.2)%	-
Other income, net	5.0%	0.2%

Net loss	(50.5)%	(72.1)%

FIRST QUARTER 2014 (ENDED MARCH 29, 2014) COMPARED TO FIRST QUARTER 2013 (ENDED MARCH 30, 2013)

NET SALES. Net sales decreased 11.8% during the first quarter of 2014 to $23.3 million from $26.4 million in the first quarter of 2013. The net sales decrease primarily resulted from a decrease in market demand in the cellular wireless device market.

Sales of cellular wireless products decreased 21.4% during the first quarter of 2014 to $12.8 million from $16.3 million in the first quarter of 2013.  The decrease in sales was primarily due to decreased demand in the cellular CDMA device market.

Sales of infrastructure products increased 2.0% during the first quarter of 2014 to $5.4 million from $5.3 million in the first quarter of 2013. The increase in sales was primarily due to increased demand in infrastructure applications.

Sales of WiFi products increased 5.7% during the first quarter of 2014 to $5.1 million from $4.8 million in the first quarter of 2013.  The increase in sales was primarily due to increased market demand for our latest generation front-end modules.

GROSS MARGIN. Gross margin during the first quarter of 2014 increased to 9.8% of net sales from (2.7)% of net sales in the first quarter of 2013.  The increase in gross margin in the first quarter of 2014 was primarily due to ongoing product and manufacturing cost improvements as well as cost savings achieved from restructuring.

RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 16.6% to $8.6 million during the first quarter of 2014 from $10.3 million during the first quarter of 2013. The decrease was primarily due to cost savings achieved from restructuring and improved focus on our key projects spending.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 17.9% to $5.1 million during the first quarter of 2014 from $6.2 million during the first quarter of 2013. The decrease was primarily due to savings achieved from restructuring and ongoing cost reduction actions.

RESTRUCTURING CHARGE. During the first quarter of 2014, we implemented a workforce reduction that eliminated approximately 40 positions throughout the Company which resulted in the Company recording a restructuring charge of approximately $1.5 million for severance, related benefits and other costs.  During the first quarter of 2013, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in the Company recording a restructuring charge of approximately $1.9 million for severance, related benefits and other costs.

OTHER INCOME, NET. During the first quarter of 2014, other income of $1.2 million was primarily from redemption proceeds received on one of our auction rate securities (ARS) which was in excess of our amortized cost basis.

Index
LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2014, we had $13.6 million in cash and cash equivalents and $0.5 million in marketable securities.

Operating activities used $9.9 million in cash during the three month period ended March 29, 2014, primarily as a result of our operating results adjusted for non-cash expenses, along with $2.2 million of cash used to fund working capital. Investing activities provided $2.6 million of cash during the three month period ended March 29, 2014 consisting principally of net sales of marketable securities of $3.0 million, partly offset by purchases of fixed assets of $0.4 million.

    We had unconditional purchase obligations at March 29, 2014 of approximately $1.7 million.

We believe that our existing sources of capital, including our existing cash and marketable security, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. We may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). Adoption of the amended guidance is not expected to have a material impact on our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended).  These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements.  No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors. Such factors include, but are not limited to, those risk factors listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.  As of  March 29, 2014, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of  March 29, 2014.

Index
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

There have been no material changes from the risks as previously disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On May 6, 2014, at the Annual Meeting, ANADIGICS shareholders (i) elected each of the director nominees, (ii) ratified the appointment of Ernst & Young LLP as ANADIGICS independent registered public accounting firm for the fiscal year ending December 31, 2014, and (iii) approved, on an advisory basis, the compensation of ANADIGICS Named Executive Officers.

The final voting results with respect to each of the three proposals are set forth below:

Proposal 1. To elect two Class I directors of ANADIGICS to hold office until 2017

	Number of Shares
	For	Against	Abstain	Broker Non-Vote

Harry T. Rein	25,417,344	2,249,806	65,340	43,402,311
Dennis F. Strigl	21,606,574	6,060,576	65,340	43,402,311

Proposal 2. To ratify the appointment of Ernst & Young LLP as ANADIGICS independent registered public accounting firm for the fiscal year ending December 31, 2014.

Number of Shares
For	Against	Abstain

70,070,301	880,018	184,482

Proposal 3. To approve, on an advisory basis, the compensation of ANADIGICS Named Executive Officers.

	Number of Shares
For	Against	Abstain	Broker Non-Vote

20,114,469	7,489,723	128,298	43,402,311

Also, at the Annual Meeting, Lewis Solomon tendered his resignation, effective May 6, 2014, and Dennis F. Strigl was appointed the Lead Independent Director of the Board at a compensation of $20,000 annually in addition to his $40,000 annual retainer as a non-employee Director.

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

Dated: May 7, 2014