Form 10-Q
period 2014-06-28
ANADIGICS INC
filed 2014-08-07
CIK 940332

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/ x /QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014.

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

The number of shares outstanding of the Registrant’s common stock as of June 28, 2014 was 85,824,087 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 28, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$13,716	$20,947
Restricted cash	3,000	-
Short-term marketable securities	-	3,447
Accounts receivable, net	11,367	15,156
Inventories	17,959	21,114
Prepaid expenses and other current assets	4,625	3,628
Assets held for sale	3,523	-
Total current assets	54,190	64,292

Plant and equipment:
Equipment and furniture	181,090	203,797
Leasehold improvements	46,850	46,850
Projects in process	2,477	4,832
	230,417	255,479
Less accumulated depreciation and amortization	210,020	222,303
	20,397	33,176
Other assets	213	213

Total assets	$74,800	$97,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,323	$13,043
Accrued liabilities	4,017	4,380
Accrued restructuring costs	875	245
Bank borrowings	7,000	-
Total current liabilities	20,215	17,668

Other long-term liabilities	1,398	1,604

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 85,939 issued at June 28, 2014 and 84,437 issued at December 31, 2013	859	844
Additional paid-in capital	641,116	637,922
Accumulated deficit	(588,529)	(561,745)
Accumulated other comprehensive income	-	1,647
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	53,187	78,409

Total liabilities and stockholders’ equity	$74,800	$97,681

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$23,261	$34,565	$46,532	$60,945
Cost of sales	22,616	34,269	43,616	61,370
Gross profit (loss)	645	296	2,916	(425)
Research and development expenses	7,262	9,433	15,838	19,713
Selling and administrative expenses	4,536	6,215	9,662	12,457
Restructuring charges	4,409	-	5,860	1,915

Operating loss	(15,562)	(15,352)	(28,444)	(34,510)
Interest income	1	65	6	158
Interest expense	(60)	(20)	(93)	(20)
Other income, net	587	1,508	1,747	1,554

Net loss	$(15,034)	$(13,799)	$(26,784)	$(32,818)

Basic and diluted loss per share	$(0.18)	$(0.17)	$(0.31)	$(0.42)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	85,687	83,042	85,225	78,100

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(15,034)	$(13,799)	$(26,784)	$(32,818)

Other comprehensive income
Unrealized gain on marketable securities	118	242	81	1,360
Foreign currency translation adjustment	-	3	-	3

Reclassification adjustment:
Net recognized gain on marketable securities previously included in Accumulated other comprehensive income	(568)	(1,422)	(1,728)	(1,451)
Comprehensive loss	$(15,484)	$(14,976)	$(28,431)	$(32,906)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six months ended
	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,784)	$(32,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,308	7,499
Amortization	34	38
Stock based compensation	3,199	3,557
Marketable securities recovery and accretion	(1,728)	(1,451)
Loss (gain) on disposal or anticipated disposal of equipment	3,705	(161)
Changes in operating assets and liabilities:
Accounts receivable	3,789	(5,507)
Inventories	3,155	(664)
Prepaid expenses and other assets	(1,031)	(1,565)
Accounts payable	(4,720)	1,630
Accrued liabilities and other liabilities	61	1,276

Net cash used in operating activities	(14,012)	(28,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(774)	(3,454)
Proceeds from sale of equipment	17	1
Purchases of marketable securities	-	(8,130)
Proceeds from sale of marketable securities	3,528	24,024

Net cash provided by investing activities	2,771	12,441

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	10	19,800
Borrowings from credit facility	7,000	-
Restricted cash for credit facility	(3,000)	-

Net cash provided by financing activities	4,010	19,800

Net (decrease) increase in cash and cash equivalents	(7,231)	4,075
Cash and cash equivalents at beginning of period	20,947	24,949

Cash and cash equivalents at end of period	$13,716	$29,024

See accompanying notes.

ANADIGICS, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – JUNE 28, 2014

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The terms “we,” “our,” “ours,” “us” and “Company” refer to ANADIGICS, Inc. The Company is a global leader in the design and manufacture of radio frequency semiconductor solutions for Infrastructure and Mobile applications. Infrastructure is comprised of products for the following applications:  CATV, small cell, WiFi, M2M, optical and other general RF applications.  Mobile is comprised of WiFi and Cellular products that primarily address the smartphone, handset and tablet markets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated subsequent events and determined that, other than matters outlined in Note 2 and Note 5, there were no subsequent events to recognize or disclose in these unaudited interim condensed consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU) to the FASB’s Accounting Standards Codification.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most current revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. It also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of evaluating the impact of this guidance on their consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective prospectively for fiscal and interim periods beginning on or after December 15, 2014. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at June 28, 2014. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Six months ended
	June 28, 2014	June 29, 2013

Beginning balance	$383	$770
Additions charged to costs and expenses	133	277
Claims processed	(315)	(615)
Ending balance	$201	$432

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING

During the three and six months ended June 28, 2014, the Company implemented workforce reductions that eliminated approximately 60 and 100 positions, respectively, throughout the Company, and recorded restructuring charges of $687 and $2,138, respectively, for severance, related benefits and other costs. The Company is implementing further workforce reductions in the third quarter which will eliminate approximately another 80 positions, and result in a restructuring charge of approximately $1,800 to be recorded in the third quarter of 2014.

During the six months ended June 29, 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company, and recorded restructuring charges of $1,915 for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2012 balance	$395
Restructuring expense	1,915
Payments	(2,065)
December 31, 2013 balance	$245
Restructuring expense	2,138
Payments	(1,508)
June 28, 2014 balance	$875

OTHER CHARGES

During the second quarter of 2014, the Company reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $3,722 to write down certain assets to their current market value based on expected cash proceeds for the sale of these fixed assets. As of June 28, 2014, net fixed assets in the amount of $3,523 have been classified as Assets held for sale within Current assets on the Condensed consolidated balance sheets. Subsequent to June 28, 2014, certain of the assets held for sale have been sold, resulting in approximate proceeds and gain on sale of $1,700 and $1,500, respectively.

During the second quarter of 2014, the Company recorded a charge of $2,080 to Cost of sales for inventory write-downs on certain excess Mobile inventory.

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities at December 31, 2013 and June 28, 2014:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Former-auction corporate debt security (2)	$1,800	$2,997	$-	$2,997	$-
Auction Rate Security - Preferred Equity	-	450	-	-	450
Total at December 31, 2013	$1,800	$3,447	$-	$2,997	$450

Total at June 28, 2014	$-	$-	$-	$-	$-

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.
(2)	Available for sale debt security with a contractual maturity in excess of 10 years.

In January 2014, the Level 2 former-auction corporate debt security was sold for $2,960, resulting in a realized gain of $1,160 which was recorded in the first quarter of 2014 to Other income, net.

In May 2014, our remaining Level 3 preferred equity auction rate security was sold for $568, with a realized gain of $568 recorded in the second quarter of 2014 to Other income, net.

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
Redemptions and settlements
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

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	June 28, 2014	December 31, 2013

Raw materials	$5,091	$7,323
Work in process	7,057	8,424
Finished goods	5,811	5,367
Total	$17,959	$21,114

5.	STOCKHOLDERS’ EQUITY

NASDAQ LISTING

The Company’s common stock currently trades on the Nasdaq Global Market (“Nasdaq”).  Nasdaq has the authority to delist the Company’s common stock if, during any period of 30 consecutive trading days, the closing bid price falls below $1.00 minimum bid price.  The Company’s closing bid price has been below the minimum during the 28 consecutive trading days preceding August 7, 2014.  Nasdaq typically permits an initial period of 180 calendar days to regain compliance.  If at any time before expiration of that period, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, but generally no more than 20 consecutive business days, Nasdaq staff should provide  written confirmation of compliance.  If the Company does not regain compliance within the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar days compliance period.  To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period.  However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the staff would notify the Company that its securities would then be subject to delisting.  In the event of such notification the Company may appeal the staff’s determination to delist its securities.

STOCK OFFERING

In March 2013, the Company completed an underwritten public offering, resulting in an aggregate issuance of 10,704 shares of common stock at a price of $2.00 per share, generating net proceeds to the Company of $19,675.

6.	STOCK BASED COMPENSATION

Equity Compensation Plans

The Company has two active equity compensation plans under which equity securities are authorized for issuance to employees and/or directors and two plans (the 1995 Plan and 1997 Plan, described below) which have been terminated:

■	The 1995 Long-Term Incentive and Share Award Plan for Officers and Directors (terminated February 28, 2005) (1995 Plan);
■	The 1997 Long Term Incentive and Share Award Plan (terminated February 28, 2005) (1997 Plan);
■	The Amended and Restated (as of March 30, 2013) 2005 Long Term Incentive and Share Award Plan (2005 Plan, collectively with the 1995 Plan and the 1997 Plan, the Plans); and
■	The Employee Stock Purchase Plan (ESP Plan).

Employees and outside directors have been granted restricted stock units and options to purchase shares of common stock under stock option plans adopted in 1995, 1997 and 2005. An aggregate of 4,913, 5,100 and 24,850 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock units and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

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

The table below summarizes stock based compensation by source and by financial statement line item for the three and six month periods:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amortization of restricted stock units	$1,282	$2,037	$3,016	$3,267
Amortization of ESP Plan	25	120	85	270
Amortization of stock option awards	49	(101)	98	20
Total stock based compensation	$1,356	$2,056	$3,199	$3,557

By Financial Statement line item
Cost of sales	$246	$413	$522	$592
Research and development expenses	522	695	1,076	1,040
Selling and administrative expenses	588	948	1,601	1,996
Restructuring charge	-	-	-	(71)

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Units and Stock Option Awards

   Under the Plans, the Company grants restricted stock units to its employees. The value of restricted stock units are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years. Restricted stock units are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock units and stock option awards are forfeited annually (exclusive of performance-based restricted stock units and performance-based option shares, as described below). Restricted stock units do not carry voting, forfeitable dividend rights, and cannot be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock units and for stock options during the period from January 1, 2013 to June 28, 2014 is presented in tabular form below:

	Time-based Restricted Stock Units		Performance- based Restricted Stock Units		Time-based Stock Options		Performance-based Stock Options
	Units	WA price/ unit	Units	WA price/ unit	Issuable upon exercise	WA exercise price	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2013	1,430	$4.63	-	$-	2,328	$5.01	167	$3.24
Granted	2,949	2.12	560	2.02	13	2.26	-	-
Shares vested/options exercised	(1,539)	3.34	-	-	(69)	1.93	-	-
Forfeited/expired (1)	(144)	3.75	(384)	2.02	(355)	4.25	(125)	3.24
Balance at December 31, 2013	2,696	$2.67	176	$2.02	1,917	$5.24	42	$3.24
Granted	2,106	1.70	413	1.84	3	1.91	-	-
Shares vested/options exercised	(1,478)	3.13	(19)	2.01	(5)	1.83	-	-
Forfeited/expired	(104)	2.03	(10)	1.84	(643)	5.96	(42)	3.24
Balance at June 28, 2014	3,220	$1.85	560	$1.89	1,272	$4.88	-	$-
(1)

In the second quarter of 2013, 125 time-based and 83 (125 at maximum performance achievement) market performance-based stock options were rescinded with the consent of and without payment to the Chief Executive Officer (CEO) due to the fact that the original grants with respect to which these options were a part of exceeded the sub-limits of the applicable plan by the number of shares as to which the options were rescinded.

In June 2011, the Company’s CEO was awarded a base grant of 250 market performance-based stock options contingent upon the Company’s shareholder return performance against the performance of the Philadelphia Semiconductor Index component companies. Following the rescission discussed in footnote (1) in the table immediately above, the base grant was reduced by 83 market performance-based stock options during the second quarter of 2013. The award and market performance was evaluated during the one, two and three-year periods following the award. The market performance-based stock options had an exercise price of $3.24, an expiration of 10 years after the grant date, and an average fair value of $2.62 on the date of grant. The fair value estimate was calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model. In the second quarters of 2012, 2013, and 2014, 83, 42 and 42 shares, respectively, were forfeited for non-achievement of market performance goals at the end of their three year annual measurement periods.

On February 16, 2012, subject to stockholder approval of additional 2005 Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 661 time-based and 220 Company performance-based restricted stock units to its officers and employees. The time-based restricted stock units vested one-third on May 20, 2013 and one-third on February 18, 2014, and vest one-third on February 18, 2015. The Company performance-based restricted stock units vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods. As of December 31, 2013, the performance metrics for the first and second year periods were not met on the Company performance-based awards and 155 restricted stock units were forfeited.

On December 4, 2012, subject to stockholder approval of additional 2005 Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 660 restricted stock units to its officers and other key employees (subsequently increased by 20 units awarded to an additional officer in July 2013). Fifty percent of these restricted stock units have time-based vesting conditions and fifty percent have Company performance-based vesting conditions. The restricted stock units vest one-third annually in May 2014, 2015, and 2016 (August 2014, 2015 and 2016 vest for the July 2013 grant). The Company performance-based awards were evaluated based on the Company’s adjusted cash flow from operations for the year ended December 31, 2013, with 34.8% of the Company performance metrics achieved, 111 performance-based restricted stock units qualified for vest, and the remaining 229 performance-based stock units were forfeited.

On February 13, 2014, the Company awarded 825 restricted stock units to its officers and other key employees where fifty percent of these restricted stock units have time-based vesting conditions and fifty percent (assuming maximum goal performance) have market performance-based vesting conditions contingent upon the Company’s relative shareholder returns measured against the peer group companies. The restricted stock units will vest, if at all, one-third annually in March 2015, 2016, and 2017. The market performance-based awards will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Company performance within the 75th percentile tier in a measurement period would result in maximum performance attainment, while performance below the 25th-percentile results in no vesting for that period. The performance-based restricted stock units have an average fair value of $1.84 on the date of grant, calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model. As of June 28, 2014, 10 performance-based restricted awards have forfeited.

As of June 28, 2014, unrecognized stock based compensation cost and weighted average remaining recognition periods for our equity compensation plans are as follows:

As of June 28, 2014
Unrecognized stock based compensation cost
Option plans	$9
Restricted stock units	$3,963
Weighted average remaining recognition period
Option plans (Years)	1.9
Restricted stock units (Years)	1.5

Stock options outstanding at June 28, 2014 are summarized as follows:

Range of exercise prices	Outstanding Options at June 28, 2014	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at June 28, 2014	Weighted average exercise price

$1.23 - $1.93	466	4.3	$1.93	459	$1.93
$2.00 - $3.24	275	6.7	$3.19	241	$3.19
$3.30 - $8.79	147	2.8	$5.49	147	$5.49
$8.84 - $18.98	384	2.3	$9.46	384	$9.46

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the six month periods ended June 28, 2014 and June 29, 2013 are summarized below:

	Six months ended
	June 28, 2014	June 29, 2013
Stock option awards:
Risk-free interest rate	1.7%	0.8%
Expected volatility	58%	72%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.97	$1.41

ESP Plan:
Risk-free interest rate	0.1%	0.2%
Expected volatility	57%	65%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.28	$0.78

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

7.	LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average common shares for basic loss per share	85,687	83,042	85,225	78,100

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted stock units (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	85,687	83,042	85,225	78,100

*	Incremental shares from restricted stock units and stock options are computed using the treasury stock method.

For the three and six months ended June 28, 2014 and June 29, 2013, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock units is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Stock options	1,272	2,021	1,272	2,021
Unvested restricted stock units	3,780	3,278	3,780	3,278

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows (in thousands):

	Accumulated other comprehensive income
	Three months ended		Six months ended
	Jun 28, 2014	June 29, 2013	Jun 28, 2014	June 29, 2013

Beginning balance	$450	$3,141	$1,647	$2,052
Other comprehensive income before reclassifications	118	242	81	1,360
Amounts reclassified from accumulated other comprehensive income
Net Unrealized Gain(Loss) on Marketable Securities *	(568)	(1,422)	(1,728)	(1,451)
Foreign Currency Translation	-	3	-	3
Net current period other comprehensive income	(450)	(1,177)	(1,647)	(88)
Ending balance	$-	$1,964	$-	$1,964

* Amounts reclassified are recorded within Other income, net in the Condensed Consolidated Statements of Operations.

9.	LEGAL PROCEEDINGS

The Company is a party to ordinary course litigation arising out of the operation of our business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

10.	LINE OF CREDIT

In April 2013, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. The Credit Agreement was amended in December 2013 and further amended on April 30, 2014, to revise the minimum EBITDA covenants. The Credit Agreement provides the Company with a three-year revolving credit facility of $11,000 that expires on April 30, 2016. The Credit Agreement is secured by certain cash balances (classified as restricted cash of $3,000 on the condensed consolidated balance sheet as of June 28, 2014) with borrowing availability based upon Accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the Credit Agreement) and certain capital expenditure limits. The Company may elect to borrow at rates approximating LIBOR plus 3.25%. The Credit Agreement contains a fee for any unused portion of the facility. On April 30, 2014, the Company entered into an Amended and Restated Collateral Assignment of Account which secures the Company’s existing and future obligations to the Lenders with a Company business account. As of June 28, 2014, the Company was in compliance with its covenants and $7,000 was outstanding under the Credit Agreement.

ANADIGICS, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The terms “we,” “our,” “ours,” “us” and “Company” refer to ANADIGICS, Inc. We are a global leader in the design and manufacture of radio frequency semiconductor solutions for Infrastructure and Mobile applications. Infrastructure is comprised of products for the following applications:  CATV, small cell, WiFi, M2M, optical and other general RF applications.  Mobile is comprised of WiFi and Cellular products that primarily address the smartphone, handset and tablet markets.

Our CATV line amplifiers, reverse amplifiers, and edgeQAM amplifiers provide the critical link in CATV network infrastructure devices, as well as set-top boxes and cable modems. Our small-cell power amplifiers enable 3G and 4G connectivity in picocells, enterprise-class femtocells, and high-performance customer premises equipment (CPE). Our WiFi power amplifiers and FEICs are optimized for the latest standards, including 802.11n and 802.11ac, enabling wireless LAN connectivity for infrastructure, multimedia and mobile devices, such as modems, routers, access points, set-top boxes, televisions, gaming consoles, smartphones, tablets, and notebooks. Our cellular power amplifiers enable handsets, smartphones, tablets, and datacards, as well as M2M, automotive and industrial devices to access 3G and 4G wireless networks. We believe that our solutions are well positioned to address these market dynamics and will enable us to deliver value in the CATV infrastructure, small cell, WiFi, and cellular communications markets.

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

We are focused on the design and manufacture of differentiated RF semiconductors. Many of our products leverage proven MESFET, high-performance GaN, and patented InGaP-Plus™ technologies. Our MESFET process technology ensures outstanding performance and superior reliability to minimize field failures and extend service life. GaN technology enables exceptional performance, especially for output stages that require high power and linearity. InGaP-Plus technology allows unique architectures that combine HBT amplifying structures and pHEMT RF switches on the same die. We believe that our products cost-effectively enhance RF reliability, performance, and overall functionality.

Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999. In addition, we have foundry agreements that expand our wafer fabrication capability.

In June 2014, we announced a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower our operating costs. The plan includes expanding our presence in the infrastructure space and reducing the fixed costs associated with certain legacy mobile activities through a resizing of our staff and manufacturing capability. The restructuring plan and other related actions are anticipated to be complete by the end of 2014.

In connection with this restructuring plan, a workforce reduction will eliminate approximately 140 positions throughout the Company, or approximately 35% of our workforce, during the second and third quarters of 2014. Approximately 40% of the affected employees were notified in June 2014, resulting in the Company recording a restructuring charge of $0.7 million during the second quarter of 2014, covering severance, related benefits and other costs. An approximate $1.8 million workforce reduction charge is expected to be recorded in the third quarter of 2014. The workforce reduction, along with other cost reduction actions, were undertaken with a view to achieving annualized savings of approximately $15 million.

During the second quarter of 2014, the Company reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $3.7 million to write down certain assets to their current market value based on expected cash proceeds for the sale of these fixed assets. As of June 28, 2014, net fixed assets in the amount of $3.5 million have been classified as Assets held for sale within Current assets on the Condensed consolidated balance sheets. Subsequent to June 28, 2014, certain of the assets held for sale have been sold, resulting in approximate proceeds and gain on sale of $1.7 million and $1.5 million, respectively.

Additional charges to the second quarter of 2014 further include a $2.1 million charge to Cost of sales for inventory write-downs on certain excess Mobile inventory.

We believe our markets, particularly in the Mobile business, are, and will continue to remain, competitive which could result in quarterly volatility in our net sales, average selling prices, and market share.

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

RESULTS OF OPERATIONS

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	97.2%	99.1%	93.7%	100.7%

Gross margin	2.8%	0.9%	6.3%	(0.7)%
Research and development expenses	31.2%	27.3%	34.0%	32.4%
Selling and administrative expenses	19.5%	18.0%	20.8%	20.4%
Restructuring charges	19.0%	-	12.6%	3.1%

Operating loss	(66.9)%	(44.4)%	(61.1)%	(56.6)%
Interest income	-	0.2%	-	0.3%
Interest expense	(0.2)%	(0.1)%	(0.2)%	-
Other income, net	2.5%	4.4%	3.7%	2.5%

Net loss	(64.6)%	(39.9)%	(57.6)%	(53.8)%

NET SALES. Net sales decreased 32.7% during the second quarter of 2014 to $23.3 million from $34.6 million in the second quarter of 2013. For the six months ended June 28, 2014, net sales were $46.5 million, a 23.6% decrease from net sales of $60.9 million for the six months ended June 29, 2013. The net sales decreases primarily resulted from a decrease in market demand for our Mobile cellular and WiFi products, slightly offset by increased Infrastructure product sales.

Sales of Infrastructure products increased 11.7% during the second quarter of 2014 to $10.2 million from $9.1 million in the second quarter of 2013. For the six months ended June 28, 2014, net sales of Infrastructure products increased 17.9% to $19.4 million from $16.4 million for the six months ended June 29, 2013. The increases in sales were primarily due to increased demand in CATV and small cell infrastructure markets.

Sales of Mobile products decreased 48.6% during the second quarter of 2014 to $13.1 million from $25.5 million in the second quarter of 2013. For the six months ended June 28, 2014, net sales of Mobile products decreased 39.0% to $27.1 million from $44.5 million for the six months ended June 29, 2013. The decreases in sales were primarily due to decreased demand for our cellular and WiFi mobile products.

GROSS MARGIN. Gross margin during the second quarter of 2014 increased to 2.8% of net sales from 0.9% of net sales in the second quarter of 2013. For the six months ended June 28, 2014, gross margin improved to 6.3% of net sales from (0.7)% of net sales for the six months ended June 29, 2013. Non-recurring period charges included $2.1 million in the second quarter of 2014 for excess inventory write-downs on Mobile products, $1.2 million in the second quarter of 2013 from customer cost reimbursement and power interruption costs and $1.9 million in the first half of 2013 inclusive of first quarter production ramp costs. After allowing for the aforementioned non-recurring charges, increases in gross margin during 2014 were primarily due to an increase in Infrastructure product mix and manufacturing cost improvements achieved from restructuring.

RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses decreased 23.0% to $7.3 million during the second quarter of 2014 from $9.4 million during the second quarter of 2013. Company sponsored research and development expenses for the six months ended June 28, 2014 decreased 19.7% to $15.8 million from $19.7 million during the six months ended June 29, 2013. The decreases were primarily due to cost savings achieved from restructuring and improved spending focus on our key projects.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 27.0% to $4.5 million during the second quarter of 2014 from $6.2 million during the second quarter of 2013. Selling and administrative expenses for the six months ended June 28, 2014 decreased 22.4% to $9.7 million from $12.5 million during the six months ended June 29, 2013. The decreases were primarily due to savings achieved from restructuring and ongoing cost reduction actions.

RESTRUCTURING CHARGES.      During the three and six months ended June 28, 2014, we implemented workforce reductions that eliminated approximately 60 and 100 positions, respectively, throughout the Company, and recorded restructuring charges of $0.7 million and $2.1 million, respectively, for severance, related benefits and other costs. We are implementing further workforce reductions in the third quarter which will eliminate approximately another 80 positions, and result in a workforce reduction charge of approximately $1.8 million to be recorded in the third quarter of 2014.

During the three and six months ended June 28, 2014, Restructuring charges also included a $3.7 million fixed assets restructuring charge to write down certain surplus manufacturing assets to their current market value based on expected cash proceeds for the sale of these fixed assets.

During the six months ended June 29, 2013, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in recording a restructuring charge of $1.9 million for severance, related benefits and other costs.

OTHER INCOME, NET. During the three and six months ended June 28, 2014, other income of $0.5 and $1.7 million, respectively, were primarily from redemption proceeds received on two of our auction rate securities (ARS) which were in excess of our amortized cost basis. For the three and six months ended June 29, 2013, other income of $1.5 million was primarily from redemptions received on two of our ARS which were in excess of our amortized cost basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2014, we had $16.7 million in cash and cash equivalents, of which $7.0 million was drawn from our revolving line of credit, and $3.0 million of which is classified as “Restricted” as a compensating balance for our credit facility.

Operating activities used $14.0 million in cash during the six month period ended June 28, 2014, primarily as a result of our operating results adjusted for non-cash expenses. Investing activities provided $2.8 million of cash during the six month period ended June 28, 2014 consisting principally of net sales of marketable securities of $3.5 million, partly offset by purchases of fixed assets of $0.7 million. Financing activities provided $4.0 million from drawings on our working capital credit line.

We had unconditional purchase obligations at June 28, 2014 of approximately $4.3 million.

We believe that our existing sources of capital, including our existing cash, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. We may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU) to the FASB’s Accounting Standards Codification.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most current revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. It also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective prospectively for fiscal and interim periods beginning on or after December 15, 2014. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors. Such factors include, but are not limited to, those risk factors listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the risk factor set forth in this quarterly report on Form 10-Q. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure. As of June 28, 2014, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 28, 2014.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

ITEM     1A.  RISK FACTORS

There have been no material changes from the risks as previously disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following additional risk factor:

If the closing bid price of our stock continues to remain below $1.00 per share for the 30 consecutive trading days through August 8, 2014, our common stock may be subject to delisting from the NASDAQ Stock Market.

Shares of our common stock are listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “ANAD”. We are required to comply with Nasdaq’s listing standards in order to maintain the listing of our common stock on the exchange. Nasdaq has the authority pursuant to Nasdaq Rule 5550(a)(2) to delist our common stock if, during any period of 30 consecutive trading days, the closing bid price falls below $1.00 minimum bid price. In addition, Nasdaq has the authority to delist our common stock if Nasdaq determines that the trading price of our shares is abnormally low or we otherwise fail to comply with applicable Nasdaq regulations or criteria used in evaluating continued listing status. During the 28 consecutive trading days preceding August 7, 2014, the closing bid price of our common stock was below $1.00 per share.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq typically permits an initial period of 180 calendar days to regain compliance. If at any time before expiration of that period, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, but generally no more than 20 consecutive business days, we would expect that the Nasdaq staff would provide us with written confirmation of compliance.

If we do not regain compliance with Rule 5550(a)(2) within the initial 180 calendar day period, we may be eligible for an additional 180 calendar days compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, we would expect that the staff would notify us that our securities would then be subject to delisting. In the event of such notification we may appeal the staff’s determination to delist our securities, but there can be no assurance the staff would grant our request for continued listing.

We intend to monitor the bid price of our common stock and its minimum market value of listed securities and are evaluating options available to us to achieve compliance. To the extent we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact the liquidity of our common stock which, in turn, may result in a decrease in our stock’s trading price. Our delisting from Nasdaq could also negatively affect the perceptions of investors, customers and suppliers and others regarding the stability of our business.

ITEM     5.   OTHER INFORMATION

Effective August 4, 2014, we appointed Timothy Laverick, age 51, to serve as Senior Vice President of Infrastructure Products.  Mr. Laverick had previously been serving as Vice President of Infrastructure Products since May 2012.  Prior to this role, he served as General Manager of Fiber Optic Product Segment as well as Vice President of Design Technology at the Company. Prior to joining us in 1989, Mr. Laverick was a circuit designer at Microwave Semiconductor Corp.

Mr. Laverick entered into an employment agreement with us, effective April 3, 2012, for a term expiring on December 31, 2013 (the “Stated Termination Date”), which term was automatically extended on the Stated Termination Date to December 31, 2014 and will be extended on an annual basis and on each anniversary of the Stated Termination Date (“Anniversary Termination Date”) provided that neither Mr. Laverick nor the Company notifies the other party in writing prior to the September 30 preceding such Anniversary Termination Date that such party elects not to extend the agreement.

Under the terms of the agreement, if within twelve months following a “Change in Control”, we terminate Mr. Laverick without “Cause” or Mr. Laverick voluntarily resigns due to a material reduction in responsibilities and duties associated with his position, or a material reduction in compensation (base salary, plus target bonus opportunity) without the prior express written consent of Mr. Laverick, he will be entitled to (A) an amount equal to (x) twelve months of base salary and payment of the annual bonus at 100% of target (payable in equal bi-weekly installments), and (y) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period (paid at the Company’s regular scheduled semi-annual bonus payment dates), (B) subject to timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), COBRA continuation coverage premiums for up to a maximum of twelve months, (C) executive outplacement services for up to six months and (D) immediate vesting of all stock options and restricted stock units granted under any stock or stock option plan we maintain, to the extent such stock options or restricted stock units have been earned (if performance-based) and not vested as of such termination date.

If Mr. Laverick’s employment is terminated without Cause at any time prior to the Stated Termination Date or an Anniversary Termination Date, absent the occurrence of a Change in Control or more than twelve months following a Change in Control, he will be entitled to (A) an amount equal to (x) twelve months of base salary (payable in bi-weekly installments), and (y) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period (paid at the Company’s regular scheduled semi-annual bonus payment dates), (B) subject to timely election of continuation coverage under COBRA, COBRA continuation coverage premiums for up to a maximum of twelve months, (C) executive outplacement services for up to six months, and (D) the continued vesting of all stock options and restricted stock units previously granted which have not vested as of the termination date but would have vested within twelve months of such date, on the original scheduled vesting dates, to the extent such stock options or restricted stock units have been earned (if performance-based).

If Mr. Laverick’s employment is terminated on any Anniversary Termination Date, he will be entitled to (A) an amount equal to twelve months of base salary, (B) the annual short-term bonus for the calendar year in which the Agreement expires, to the extent earned and not yet paid, and (C) the continued vesting of all stock options and restricted stock units previously granted which have not vested as of such termination date but would have vested within twelve months of such date, on the original scheduled vesting dates, to the extent such stock options or restricted stock units have been earned (if performance-based).

Mr. Laverick’s employment agreement is attached hereto as Exhibit 10.1 and is incorporated by reference herein, and the above description is qualified in its entirety by reference to such exhibit.

ITEM     6.    EXHIBITS

10.1	Employment Agreement between Timothy Laverick and ANADIGICS, Inc., effective as of April 3, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.

32.1	Section 1350 Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.

32.2	Section 1350 Certification of Terrence G. Gallagher, Vice President and Chief Financial Officer of ANADIGICS, Inc.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANADIGICS, INC.

By:	/s/ Terrence G. Gallagher
Terrence G. Gallagher
Vice President and Chief Financial Officer

Dated: August 7, 2014