Form 10-Q
period 2014-09-27
ANADIGICS INC
filed 2014-10-30
CIK 940332

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014.

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

The number of shares outstanding of the Registrant’s common stock as of September 27, 2014 was 86,579,634 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS in thousands, EXCEPT PER SHARE AMOUNTS)

	September 27, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$13,483	$20,947
Short-term marketable securities	-	3,447
Accounts receivable, net	9,459	15,156
Inventories	15,318	21,114
Prepaid expenses and other current assets	3,858	3,628
Assets held for sale	3,251	-
Total current assets	45,369	64,292

Plant and equipment:
Equipment and furniture	180,724	203,797
Leasehold improvements	46,850	46,850
Projects in process	2,477	4,832
	230,051	255,479
Less accumulated depreciation and amortization	212,131	222,303
	17,920	33,176
Other assets	212	213

Total assets	$63,501	$97,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,174	$13,043
Accrued liabilities	3,657	4,380
Accrued restructuring costs	1,018	245
Bank borrowings	4,000	-
Total current liabilities	14,849	17,668

Other long-term liabilities	1,262	1,604

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 86,694 issued at September 27, 2014 and 84,437 issued at December 31, 2013	867	844
Additional paid-in capital	641,980	637,922
Accumulated deficit	(595,198)	(561,745)
Accumulated other comprehensive income	-	1,647
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	47,390	78,409

Total liabilities and stockholders’ equity	$63,501	$97,681

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$18,871	$37,011	$65,403	$97,956
Cost of sales	16,038	32,912	59,654	94,282
Gross profit	2,833	4,099	5,749	3,674
Research and development expenses	5,600	9,551	21,438	29,264
Selling and administrative expenses	3,792	5,782	13,454	18,239
Restructuring charges	105	-	5,965	1,915

Operating loss	(6,664)	(11,234)	(35,108)	(45,744)
Interest income	1	46	7	204
Interest expense	(76)	(31)	(169)	(51)
Other income, net	70	15	1,817	1,569

Net loss	$(6,669)	$(11,204)	$(33,453)	$(44,022)

Basic and diluted loss per share	$(0.08)	$(0.13)	$(0.39)	$(0.55)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	86,199	83,723	85,550	79,974

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS in thousands)

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(6,669)	$(11,204)	$(33,453)	$(44,022)

Other comprehensive income
Unrealized (loss) gain on marketable securities	-	(55)	81	1,305
Foreign currency translation adjustment	-	-	-	3

Reclassification adjustment:
Net recognized gain on marketable securities previously included in Accumulated other comprehensive income	-	(25)	(1,728)	(1,476)
Comprehensive loss	$(6,669)	$(11,284)	$(35,100)	$(44,190)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS in thousands)

	Nine months ended
	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,453)	$(44,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,821	11,064
Amortization	51	52
Stock based compensation	4,071	5,288
Marketable securities recovery and accretion	(1,728)	(1,476)
Loss (gain) on disposal or anticipated disposal of equipment	2,044	(175)
Changes in operating assets and liabilities:
Accounts receivable	5,697	(3,736)
Inventories	5,796	(3,895)
Prepaid expenses and other assets	(280)	(1,239)
Accounts payable	(6,869)	1,175
Accrued liabilities and other liabilities	(292)	1,568

Net cash used in operating activities	(16,142)	(35,396)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(797)	(5,182)
Proceeds from sale of equipment	1,937	2
Purchases of marketable securities	-	(8,130)
Proceeds from sale of marketable securities	3,528	30,124

Net cash provided by investing activities	4,668	16,814

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	10	19,804
Borrowings from credit facility	4,000	-

Net cash provided by financing activities	4,010	19,804

Net (decrease) increase in cash and cash equivalents	(7,464)	1,222
Cash and cash equivalents at beginning of period	20,947	24,949

Cash and cash equivalents at end of period	$13,483	$26,171

See accompanying notes.

ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) – September 27, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most current revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. It also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

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

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at September 27, 2014. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Nine months ended
	September 27, 2014	September 28, 2013

Beginning balance	$383	$770
Additions charged to costs and expenses	245	500
Claims processed	(465)	(855)
Ending balance	$163	$415

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2. RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING

During the three and nine months ended September 27, 2014, the Company implemented workforce reductions that eliminated approximately 50 and 150 positions, respectively, throughout the Company, and recorded restructuring charges of $1,696 and $3,834, respectively, for severance, related benefits and other costs. The unpaid balance at September 27, 2014 was $1,018 and was recorded within Accrued restructuring costs.

During the nine months ended September 28, 2013, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company, and recorded a restructuring charge of $1,915 for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

Accrued Restructuring Costs
December 31, 2012 balance	$395
Restructuring expense	1,915
Payments	(2,065)
December 31, 2013 balance	$245
Restructuring expense	3,834
Payments	(3,061)
September 27, 2014 balance	$1,018

OTHER CHARGES

During the second quarter of 2014, the Company reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $3,722 to write down certain assets to their current market value based on expected cash proceeds for the sale of these fixed assets. During the third quarter of 2014, the Company recorded approximate proceeds on the sale of certain Assets held for sale of $1,850 and offset their related $1,591 net gain against Restructuring charges. As of September 27, 2014, the Company maintains $3,251 of net fixed assets classified as Assets held for sale within Current assets on the Condensed consolidated balance sheets.

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities at December 31, 2013 and September 27, 2014:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Former-auction corporate debt security (2)	$1,800	$2,997	$-	$2,997	$-
Auction Rate Security - Preferred Equity	-	450	-	-	450
Total at December 31, 2013	$1,800	$3,447	$-	$2,997	$450

Total at September 27, 2014	$-	$-	$-	$-	$-

(1)	Difference between amortized cost basis and fair value represents gross unrealized gains.
(2)	Available for sale debt security with a contractual maturity in excess of 10 years.

During the first half of 2014, our Level 2 former-auction corporate debt security and remaining Level 3 preferred equity action rate security sold for $2,960 and $568, respectively, resulting in a realized gain of $1,728, which was recorded to Other income, net.

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
Securities held at September 28,2013:
Face value	$1,125
Financial ratings	NR
Weighted average interest rate	0%
Maturity date	N/A

(a) Preferred securities issued by subsidiaries of two publicly-held debt default insurers. During the second quarter of 2013, one of these securities redeemed at $2,000 par, resulting in an $872 realized gain recorded to Other income, net.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	September 27, 2014	December 31, 2013

Raw materials	$4,119	$7,323
Work in process	5,181	8,424
Finished goods	6,018	5,367
Total	$15,318	$21,114

5. STOCKHOLDERS’ EQUITY

NASDAQ LISTING

The Company’s common stock currently trades on the Nasdaq Global Market (“Nasdaq”). On August 11, 2014, the Company received a letter from the staff of NASDAQ informing the Company that for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below $1.00, a requirement for listing on NASDAQ. The Company has until February 9, 2015 to regain compliance which would be satisfied if the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If the Company does not regain compliance by February 9, 2015, the Company may be eligible for an additional 180 calendar days compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the staff would notify the Company that its securities would then be subject to delisting. In the event of such notification the Company may appeal the staff’s determination to delist its securities.

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

The table below summarizes stock based compensation by source and by financial statement line item for the three and nine month periods:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Amortization of restricted stock units	$871	$1,557	$3,887	$4,824
Amortization of ESP Plan	-	120	85	390
Amortization of stock option awards	1	54	99	74
Total stock based compensation	$872	$1,731	$4,071	$5,288

By Financial Statement line item
Cost of sales	$183	$322	$705	$914
Research and development expenses	374	613	1,450	1,653
Selling and administrative expenses	315	796	1,916	2,792
Restructuring charge	-	-	-	(71)

    No tax benefits have been recorded due to the Company’s full valuation allowance position.

Restricted Stock Units and Stock Option Awards

   Under the Plans, the Company grants restricted stock units to its employees. The value of restricted stock units are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years. Restricted stock units are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock units and stock option awards are forfeited annually (exclusive of performance-based restricted stock units and performance-based option shares, as described below). Restricted stock units do not carry voting, forfeitable dividend rights, and cannot be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock units and for stock options during the period from January 1, 2013 to September 27, 2014 is presented in tabular form below:

	Restricted Stock Units				Stock Options
	Time-based		Performance-based		Time-based		Performance-based
	Units	WA price/ unit	Units	WA price/ unit	Issuable upon exercise	WA exercise price	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2013	1,430	$4.63	-	$-	2,328	$5.01	167	$3.24
Granted	2,949	2.12	560	2.02	13	2.26	-	-
Shares vested/options exercised	(1,539)	3.34	-	-	(69)	1.93	-	-
Forfeited/expired (1)	(144)	3.75	(384)	2.02	(355)	4.25	(125)	3.24
Balance at December 31, 2013	2,696	$2.67	176	$2.02	1,917	$5.24	42	$3.24
Granted	2,785	1.49	433	1.84	3	1.91	-	-
Shares vested/options exercised	(2,215)	2.74	(37)	1.99	(5)	1.83	-	-
Forfeited/expired	(390)	1.83	(10)	1.84	(677)	5.97	(42)	3.24
Balance at September 27, 2014	2,876	$1.59	562	$1.89	1,238	$4.85	-	$-
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

On February 13, 2014, the Company awarded 825 restricted stock units to its officers and other key employees (subsequently increased by 40 units awarded to an additional officer in July 2014) where fifty percent of these restricted stock units have time-based vesting conditions and fifty percent (assuming maximum goal performance) have market performance-based vesting conditions contingent upon the Company’s relative shareholder returns measured against the peer group companies. The restricted stock units will vest, if at all, one-third annually in March 2015, 2016, and 2017. The market performance-based awards will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Company performance within the 75th percentile tier in a measurement period would result in maximum performance attainment, while performance below the 25th-percentile results in no vesting for that period. The performance-based restricted stock units have an average fair value of $1.84 on the date of grant, calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model. As of September 27, 2014, 10 performance-based restricted awards have forfeited.

As of September 27, 2014, unrecognized stock based compensation cost and weighted average remaining recognition periods for our equity compensation plans are as follows:

As of September 27, 2014
Unrecognized stock based compensation cost
Option plans	$7
Restricted stock units	$3,211
Weighted average remaining recognition period
Option plans (in years)	1.8
Restricted stock units (in years)	1.3

Stock options outstanding at September 27, 2014 are summarized as follows:

Range of exercise prices			Outstanding Options at September 27, 2014	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at September 27, 2014	Weighted average exercise price

$1.23	-	$1.91	12	6.9	$1.76	6	$1.67
$1.93	-	$1.93	444	3.6	$1.93	444	$1.93
$2.00	-	$3.68	333	5.5	$3.27	331	$3.28
$4.15	-	$18.98	449	2.2	$8.97	449	$8.97

Valuation Method for ESP Plan and Stock Option Awards

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock based compensation grants used for the nine month periods ended September 27, 2014 and September 28, 2013 are summarized below:

	Nine months ended
	September 27, 2014	September 28, 2013
Stock option awards:
Risk-free interest rate	1.7%	0.8%
Expected volatility	58%	72%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.97	$1.37

ESP Plan:
Risk-free interest rate	0.1%	0.1%
Expected volatility	68%	61%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.26	$0.67

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

7.     Loss Per Share

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Weighted average common shares for basic loss per share	86,199	83,723	85,550	79,974

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted stock units (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	86,199	83,723	85,550	79,974

*	Incremental shares from restricted stock units and stock options are computed using the treasury stock method.

For the three and nine months ended September 27, 2014 and September 28, 2013, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock units is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Stock options	1,238	1,988	1,238	1,988
Unvested restricted stock units	3,438	3,200	3,438	3,200

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows (in thousands):

	Accumulated other comprehensive income
	Three months ended		Nine months ended
	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013

Beginning balance	$-	$1,964	$1,647	$2,052
Other comprehensive income before reclassifications	-	(55)	81	1,305
Amounts reclassified from accumulated other comprehensive income
Net Unrealized Gain(Loss) on Marketable Securities *	-	(25)	(1,728)	(1,476)
Foreign Currency Translation	-	-	-	3
Net current period other comprehensive income	-	(80)	(1,647)	(168)
Ending balance	$-	$1,884	$-	$1,884

* Amounts reclassified are recorded within Other income, net in the Condensed Consolidated Statements of Operations.

9. LEGAL PROCEEDINGS

The Company is a party to ordinary course litigation arising out of the operation of its business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

10. LINE OF CREDIT

In April 2013, the Company entered into a Revolving Credit and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, N.A. The PNC Credit Agreement was amended in December 2013 and further amended on April 30, 2014, to revise the minimum EBITDA covenants. The PNC Credit Agreement provided the Company with a three-year revolving credit facility of $11,000 that expires on April 30, 2016. The PNC Credit Agreement was secured by certain cash balances with borrowing availability based upon accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the PNC Credit Agreement) and certain capital expenditure limits. The Company was permitted to elect to borrow at rates approximating LIBOR plus 3.25%. The PNC Credit Agreement contained a fee for any unused portion of the facility. On April 30, 2014, the Company entered into an Amended and Restated Collateral Assignment of Account which secured the Company’s existing and future obligations to the Lenders with a Company business account. As of September 27, 2014, the Company was in compliance with its covenants and $4,000 was outstanding under the PNC Credit Agreement. On October 24, 2014, all outstanding amounts due under the PNC Credit Facility were satisfied in full and the PNC Credit Facility was terminated.

On October 24, 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides the Company with a two-year revolving credit facility of $10,000 that expires on October 24, 2016. The Credit Agreement enables borrowings based upon accounts receivable and is secured by certain insured accounts receivable and substantially all of the Company’s other assets. The SVB Loan Agreement requires compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the SVB Loan Agreement is Prime plus 0.5%. The SVB Loan Agreement contains a fee for any unused portion of the facility.

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

We executed certain staff reductions earlier in the year and in June 2014, we announced a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower our operating costs. The plan included expanding our presence in the infrastructure space and reducing the fixed costs associated with certain legacy mobile activities through a resizing of our staff and manufacturing capability. The restructuring plan and other related actions are anticipated to be complete by the end of 2014.

In connection with our restructuring plans, workforce reductions eliminated approximately 150 positions throughout the Company, or approximately 30% of our workforce. The workforce reductions, along with other cost reduction actions, will result in achieving annualized savings of approximately $25 million.

During the second quarter of 2014, the Company reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $3.7 million to write down certain assets to their current market value based on expected cash proceeds for the sale of these fixed assets. During the third quarter of 2014, the Company recorded approximate proceeds on the sale of certain Assets held for sale of $1.8 million and offset the related $1.6 million net gain against Restructuring. As of September 27, 2014, net fixed assets in the amount of $3.2 million are classified as Assets held for sale within Current assets on the Condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.0%	88.9%	91.2%	96.2%

Gross margin	15.0%	11.1%	8.8%	3.8%
Research and development expenses	29.7%	25.8%	32.8%	29.9%
Selling and administrative expenses	20.1%	15.6%	20.6%	18.6%
Restructuring charges	0.5%	-	9.1%	2.0%

Operating loss	(35.3)%	(30.3)%	(53.7)%	(46.7)%
Interest income	-	0.1%	-	0.2%
Interest expense	(0.4)%	(0.1)%	(0.2)%	(0.1)%
Other income, net	0.4%	-	2.8%	1.6%

Net loss	(35.3)%	(30.3)%	(51.1)%	(45.0)%

Net Sales. Net sales decreased 49.0% during the third quarter of 2014 to $18.9 million from $37.0 million in the third quarter of 2013. For the nine months ended September 27, 2014, net sales were $65.4 million, a 33.2% decrease from net sales of $98.0 million for the nine months ended September 28, 2013. The net sales decreases primarily resulted from a decrease in market demand for our Mobile products, slightly offset by increased Infrastructure product sales.

Sales of Infrastructure products increased 18.1% during the third quarter of 2014 to $10.0 million from $8.5 million in the third quarter of 2013. For the nine months ended September 27, 2014, net sales of Infrastructure products increased 18.0% to $29.4 million from $25.0 million for the nine months ended September 28, 2013. The increases in sales were primarily due to increased demand in CATV and small cell infrastructure markets.

Sales of Mobile products decreased 69.0% during the third quarter of 2014 to $8.9 million from $28.5 million in the third quarter of 2013. For the nine months ended September 27, 2014, net sales of Mobile products decreased 50.7% to $36.0 million from $73.0 million for the nine months ended September 28, 2013. The decreases in sales were primarily due to decreased demand for our cellular and WiFi mobile products.

Gross Margin. Gross margin during the third quarter of 2014 increased to 15.0% of net sales from 11.1% of net sales in the third quarter of 2013. For the nine months ended September 27, 2014, gross margin improved to 8.8% of net sales from 3.8% of net sales for the nine months ended September 28, 2013. The nine months ended September 27, 2014 included a non-recurring period charge of $2.1 million for excess inventory write-downs on Mobile products. The nine months ended September 28, 2013 included non-recurring period charges totaling $1.9 million relating to customer cost reimbursement, power interruption costs, and production ramp costs incurred in the first half of 2013. After allowing for the aforementioned non-recurring charges, increases in gross margin during 2014 were primarily due to an increase in Infrastructure product mix and manufacturing cost improvements achieved from restructuring.

Research and Development. Company-sponsored research and development expenses decreased 41.4% to $5.6 million during the third quarter of 2014 from $9.6 million during the third quarter of 2013. Company sponsored research and development expenses for the nine months ended September 27, 2014 decreased 26.7% to $21.4 million from $29.3 million during the nine months ended September 28, 2013. The decreases were primarily due to cost savings achieved from restructuring and improved spending focus on our key projects.

Selling and Administrative. Selling and administrative expenses decreased 34.4% to $3.8 million during the third quarter of 2014 from $5.8 million during the third quarter of 2013. Selling and administrative expenses for the nine months ended September 27, 2014 decreased 26.2% to $13.5 million from $18.2 million during the nine months ended September 28, 2013. The decreases were primarily due to savings achieved from restructuring and ongoing cost reduction actions.

RESTRUCTURING CHARGES.  During the three and nine months ended September 27, 2014, we implemented workforce reductions that eliminated approximately 50 and 150 positions, respectively, throughout the Company, and recorded restructuring charges of $1.7 million and $3.8 million, respectively, for severance, related benefits and other costs.

Restructuring charges also included a $3.7 million fixed assets restructuring charge recorded in the second quarter of 2014 to write down certain surplus manufacturing assets to their current market value based on expected cash proceeds for the sale of these fixed assets. During the third quarter of 2014, the Company recorded approximate proceeds on the sale of certain Assets held for sale of $1.8 million and offset their related $1.6 million net gain against Restructuring charges.

During the nine months ended September 28, 2013, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company which resulted in recording a restructuring charge of $1.9 million for severance, related benefits and other costs.

OTHER INCOME, NET. Other income for the nine months ended September 27, 2014 included a gain of $1.8 million, primarily from redemption proceeds received on two of our auction rate securities (ARS) which were in excess of our amortized cost basis. For the nine months ended September 28, 2013, other income of $1.6 million was primarily from redemptions received on two of our ARS which were in excess of our amortized cost basis.

Liquidity and Capital Resources

As of September 27, 2014, we had $13.5 million in cash and cash equivalents, of which $4.0 million was drawn from our revolving line of credit.

Operating activities used $16.1 million in cash during the nine month period ended September 27, 2014, primarily as a result of our operating results adjusted for non-cash expenses. Investing activities provided $4.6 million of cash during the nine month period ended September 27, 2014 consisting principally of $3.5 million net sales of marketable securities and $1.9 million proceeds received from the sale of certain fixed assets, partly offset by purchases of fixed assets of $0.8 million. Financing activities provided $4.0 million from drawings on our working capital credit line.

We had unconditional purchase obligations at September 27, 2014 of approximately $3.5 million.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

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

ITem 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure. As of September 27, 2014, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 27, 2014.

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

If the closing bid price of our stock continues to remain below $1.00 per share, our common stock may be subject to delisting from the NASDAQ Stock Market.

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

On August 11, 2014, we received a letter from the staff of Nasdaq notifying us that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until February 9, 2015, to regain compliance. If at any time before February 9, 2015, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance.

If we do not regain compliance with Rule 5550(a)(2) by February 9, 2015, we may be eligible for an additional 180 calendar days compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to the staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the staff would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the staff’s determination to delist our securities, but there can be no assurance the staff would grant our request for continued listing.

We are actively monitoring the bid price of our common stock and its minimum market value of listed securities and will consider and implement any and all options available to us to achieve compliance, including, without limitation, effecting a reverse stock split. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact the liquidity of our common stock which, in turn, may result in a decrease in our stock’s trading price. Our delisting from NASDAQ could also negatively affect the perceptions of investors, customers and suppliers and others regarding the stability of our business.

ITEM 5.      Other Information

NONE.

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

Dated: October 30, 2014