Form 10-K
period 2014-12-31
ANADIGICS INC
filed 2015-03-06
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2014 was approximately $71 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of February 27, 2015 was 87,052,117 (excluding 114,574 shares held in treasury).

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2015 annual meeting of shareholders (Part III).

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

PART I

Glossary

Term	Definition
3G	3G is the third generation of wireless telecommunications technology, which typically provides data speeds greater than 200 Kb/s.
4G	4G is the fourth generation of wireless telecommunications technology, which usually provides peak data throughput of up to approximately 100 Mb/s.
802.11

802.11 is an IEEE set of standards for WLAN. 802.11n specifies data rates up to 150 Mb/s and is widely used in a variety of infrastructure and mobile applications. The 802.11ac standard is replacing wired connectivity by offering data rates greater than 500 Mb/s. Wave 2 802.11ac devices offer even greater data rates, exceeding the speeds offered by 1,000 Mb/s wired connections.

CATV	Cable Television is the distribution of television programs, voice communications, and data access via RF signals transmitted through coaxial cables.
CMOS	Complementary Metal-Oxide Semiconductor is technology for constructing ICs, typically in a silicon process, and often for digital applications, such as controller and logic circuits.
CPE	Customer-Premises Equipment is any terminal or device that is located at the subscriber’s premises and connected to a service provider’s network.
DOCSIS

Data Over Cable Service Interface Specification is an international standard for cable television data, video and voice communications. Version 3.1 is anticipated to replace the currently widely used version 3.0, as MSOs upgrade their infrastructure over the next several years. DOCSIS 3.1 enables 10 times faster data speeds and greater high-definition video content.

FEIC	Front-End Integrated Circuit is a single RF die that typically contains the PA, RF switch, and low noise amplifier to save space and reduce design time for manufacturers.
Foundry

Foundry in the semiconductor industry refers to fabrication of ICs that are designed by a third party. Testing services may also be included in the Foundry model to provide additional value to design customers.

GaAs	Gallium Arsenide is a substrate material used in the manufacture of RF semiconductors. It is also used for epitaxial growth of InGaP semiconductors.
GaN	Gallium Nitride is a substrate material used in the manufacture of high power RF semiconductors, such as CATV infrastructure devices.
HBT	Heterojunction Bipolar Transistor is a structure that is commonly used for amplifying circuits.
IC	Integrated Circuit is a small electronic device made out of a semiconductor material, such as GaAs.

IEEE	Institute of Electrical and Electronics Engineers is a professional organization that establishes standards for communication protocols.
IoT	Internet of Things is the interconnection of embedded computing devices using the Internet and a variety of protocols, domains and applications for data exchange and communications.
InGaP	Indium Gallium Phosphide is semiconductor material, mainly used for HBT and pHEMT structures.
InGaP-Plus™	InGaP-Plus™ is a proprietary ANADIGICS technology that combines HBT amplifying structures and pHEMT RF switches on a single die to enable greater levels of performance and integration.
LAN	Local Area Network is an interconnection of computers and other electronic devices in a limited area, such as a home, school, or business.
Laser

Laser is an optical device that uses stimulated emission of electromagnetic radiation to generate an intense, focused beam of coherent monochromatic light that can be projected onto precisely targeted locations.

LED	Light-emitting diode is a semiconductor light source often used in lighting, displays and sensors. LEDs are not capable of producing light as focused or intense as Lasers.
M2M	Machine-to-Machine refers to technologies that allow systems and components to communicate with each other, such as sensors and meters.
MESFET	Metal Semiconductor Field Effect Transistor is a structure that is commonly used in RF semiconductors, such as CATV infrastructure devices.
MIMO	Multiple-Input, Multiple-Output, commonly used in WiFi applications, is the use of multiple antennae at both the transmitter and receiver to improve communication performance.
MSO	Multiple-System Operator is an entity that operates multiple cable television systems, serving several communities or geographic areas.
PA

Power Amplifier is a circuit that increases the power of an electrical signal.  An RF PA is used to convert a low-power RF signal to a larger signal, enabling the transmission of data from a transmitter antenna to a receiver antenna.

pHEMT	Pseudomorphic High-Electron-Mobility Transistor is a structure that is commonly used for switching circuits.
RF	Radio Frequency is term that commonly describes an electrical signal transmitted via radio waves.
RFIC	Radio Frequency Integrated Circuit is a semiconductor production for communications, including voice, data, and video.
Small-Cell

Small-Cell is a low-powered radio access node, such as picocells and femtocells, that has a limited coverage area. Small-cells are an alternative to traditional cellular towers that allow carriers to target dense areas that require additional wireless network capacity.

VCO

Voltage-Controlled Oscillator is an electronic circuit that produces a periodic, oscillating signal whose frequency is controlled by a voltage input and often used in RF communications, including point-to-point wireless backhaul networks.

VCSEL

Vertical-Cavity Surface-Emitting Laser is a diode with a monolithic Laser resonator, where the emitted light leaves the device in a direction perpendicular to the top surface. VCSELs are expected to be used in a variety of motion-capture and sensing applications, including gesture recognition and biometrics.

WiFi	WiFi is a WLAN network product that adheres to 802.11 communications standards.
WLAN	Wireless Local Area Network links two or more devices using a wireless connection.

ITEM 1. BUSINESS.

Overview

ANADIGICS, Inc. (“we” or the “Company”) is a global leader in technology, design, and manufacturing of RF semiconductor solutions for infrastructure and mobile communications and data transmission markets. We were incorporated in Delaware in 1984. Our headquarters is located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Through advanced RF solutions, we solve the complex dataflow challenges that exist today and those that are expected to arise in the future. Our strategy is focused on manufacturing and delivering RF products that offer greater performance, reliability, and integration to enable high-speed data communications and transmissions, as well as compelling Foundry services that provide designers with scalability and greater value. With our CATV, WiFi and wireless infrastructure products, we support the critical infrastructure data pipeline. Our WiFi mobile and Cellular products enable users to tap into this data pipeline, including accessing the Internet, video and voice.

We are a customer-centric organization that works closely with leading equipment designers and manufacturers to improve data transmission quality and system capacity. We also collaborate with industry-leading chipset providers where our functionality enhances their reference designs. These relationships enable us to target emerging trends in the market and help our customers achieve their performance, integration, and manufacturing goals.

Our product portfolio includes line amplifiers, reverse path amplifiers, PAs, and FEICs. Our recently introduced Foundry services provide the capacity for high-volume VCSEL manufacturing and testing. Leveraging a variety of advanced internal and external technologies and materials, including MESFET, InGaP-Plus™, CMOS, GaAs, and GaN, our solutions deliver exceptional performance and integration. We believe that when used in our customers’ data transmission and communication devices, our products cost-effectively enhance RF performance, reliability, and overall functionality.

 Products

Our products are optimized for a variety of infrastructure and mobile applications, which enable high-speed data transmission and communications.

●	Infrastructure applications
o

CATV: Our line amplifiers, reverse path amplifiers, and other RF products provide the critical link within CATV infrastructure communications networks, as well as CPE devices, such as set-top boxes and cable modems. Our infrastructure products enable MSOs to offer triple-play communications services: high-speed data, high-definition video and voice.

o

WiFi: Our PAs and FEICs enable WiFi connectivity for infrastructure and multimedia applications, including access points, routers, media gateways, and set-top boxes. Our PAs and FEICs are optimized for the latest WiFi standards, including 802.11ac Wave 2, to provide a reliable, high-performance alternative to wired data networks.

o

Wireless: Our PAs are crucial components in 3G and 4G Small-Cell base stations, including picocells, enterprise-class femtocells, and CPE devices that help carriers expand broadband network coverage and support greater levels of data transmission. Our VCOs enable point-to-point wireless backhaul networks, which provide reliable access to high-speed data transmission and voice services without fiber optic infrastructure connectivity.

o

IoT: Our PAs are used in a variety of IoT applications, including automotive, M2M, and industrial devices. Each of these devices uses 3G and/or 4G protocols to leverage data transmission capabilities for monitoring and control.

●	Mobile applications
o

WiFi: Our FEICs and PAs are designed to enable WiFi connectivity in smartphones, tablets, notebooks, and gaming systems. They save valuable space in these mobile devices and provide exceptional efficiency to extend battery life. Supporting the latest 802.11 standards, our FEICs ensure optimal WiFi performance.

o

Cellular: Our PAs enable 3G and 4G wireless connectivity in mobile handsets, smartphones, tablets, and notebooks. All of these PAs offer enhanced linearity for stable connectivity and many provide the industry’s highest efficiency to maximize battery life in these mobile devices.

 Services

We continue to capitalize on emerging technologies to provide an advanced platform for both our internal product development and external designers.

●	Foundry
o

VCSEL: Our manufacturing capabilities, including our 6-inch GaAs wafer process, provide opportunities to offer services to a new range of customers. This is evidenced by our recently introduced Foundry services, which include integrated large-scale wafer processing and high-yield test capabilities. We have developed the industry’s first 6-inch GaAs fabrication process for VCSELs.

We expect our business to benefit from four market dynamics directly related to the increasingly ubiquitous connectivity resulting in an exponential growth of global data transmission, as well as the expansion in technologies for data collection.

1.

The expanded use of CATV infrastructure networks as a data pipeline. Global data consumption is increasing at a rapid pace, which places continuously larger demands on infrastructure networks worldwide. Many residential, business, and institutional customers utilize CATV systems, which provide high-definition video, data and voice services, to connect their devices to the Internet. The latest DOCSIS 3.1 standard, which is expected to replace DOCSIS 3.0, provides a specification for greater CATV system bandwidth in support of enhanced services, including significantly faster data speeds and an expansion in system capacity. Our newest generation of CATV infrastructure products, including line amplifiers and reverse path amplifiers, is optimized for the DOCSIS 3.1 standard, providing industry-leading performance and reliability in support of stable, high-speed connectivity with maximum uptime. We believe our devices will allow network operators to take advantage of the DOCSIS 3.1 standard enabling them to offer a wider array of data transmission and video services.

2.

The adoption of high-speed WiFi for data connectivity. Demand for instantaneous information and higher data speeds have paved the way for an unprecedented level of WiFi integration across a variety of applications, including smartphones, tablets, and routers. The adoption of the new high-performance 802.11ac standard enables data speeds that rival traditional wireline Ethernet networks and eliminates the need for costly interconnection cables between user devices. Our PAs and FEICs are optimized for infrastructure and multimedia applications and deliver industry-leading output power, gain, and linearity to ensure reliable transmission of data at extended ranges. They also provide outstanding power-saving performance to help manufacturers manage the overall thermal design and capabilities of their products.

We also offer FEICs and PAs that are optimized for mobile applications. These mobile solutions enable smartphones, tablets, notebook computer, and gaming devices to connect to high-performance WiFi infrastructure networks. Our WiFi products for mobile applications also feature greater efficiency and exceptional integration to maximize battery life and minimize space requirements.

3.

The deployment and support of 3G and 4G data devices. The migration to 3G and 4G high-speed data standards enables mobile users to consume data more quickly, increasing the need for additional data capacity. As carriers seek cost-effective methods to increase network capacity, especially in dense geographic locations, Small-Cell solutions stand out as critical enablers. Small-Cell devices provide carriers with an economical, high performance solution that can be deployed quickly. Our family of Small-Cell PAs have been developed to enable wireless infrastructure solutions that are more thermally efficient, consume less power, enable higher throughput, and provide greater coverage and range. Point-to-point wireless backhaul networks are also an alternative to cellular towers connected via fiber optic cables. Our VCO catalog products offer excellent output power and phase noise performance to ensure reliable high-speed connectivity in these backhaul networks.

3G and 4G data connectivity is being embedded in an ever-expanding array of applications, from M2M devices to smartphones and tablets. Our PAs are designed for both IoT and mobile applications to provide superior linearity to support a high quality wireless connection.

4.

The advancement and implementation of sensing capabilities. From gesture recognition to biometrics, many of the objects we use daily are expected to include sensing functionality for the first time or gain even more advanced capabilities. VCSELs represent an ideal solution for these applications by offering better performance compared with LEDs and improved manufacturability and cost compared with edge-emitting Lasers. Our recently introduced Foundry services include the industry’s first 6-inch GaAs VCSEL fabrication process and enhanced testing platform to ensure greater uniformity in production volumes. These services are available to a variety of customers from small design organizations to large semiconductor companies.

We believe that our products and services are well positioned to address these market opportunities by delivering exceptional performance and value in the infrastructure and mobile markets, as well as cost-effective, high-volume Foundry services for the sensing markets.

Industry Background

CATV Market

We are a leading supplier of RF amplifiers to the CATV infrastructure market. Equipment upgrades are being driven by continued demand for converged voice, data, and video services, especially in emerging markets, such as China. The increased demand, along with the rapidly growing volume of content, including high-definition video on demand, requires greater bandwidth. Our DOCSIS 3.0 line amplifier MMICs and hybrid modules deliver high performance with industry-leading reliability to support these network upgrades.

The anticipated migration from DOCSIS 3.0 to DOCSIS 3.1 will require significant infrastructure upgrades. With data rates up to ten times higher than the previous standard, DOCSIS 3.1 not only enables even more advanced video services, but also enhanced multimedia streaming. To achieve this level of performance, DOCSIS 3.1 requires greater bandwidth up to 1.2 GHz. Our newest family of DOCSIS 3.1 products has been optimized to support the latest upgrade and expansion cycle with GaAs and GaN line amplifiers and GaAs reverse amplifiers. We anticipate that our new DOCSIS 3.1 products will benefit from the typically long infrastructure product lifecycle and expand our addressable market.

WiFi Markets

 Infrastructure

WiFi data consumption continues to increase as 802.11ac functionality is embedded in a greater variety of devices. Released in December 2013, the high-performance 802.11ac standard provides data rates greater than 500 Mb/s and represents a viable replacement for wired solutions without the need for costly cable connections to user devices. A new generation of MIMO infrastructure devices, including routers, access points, and base stations are being released to capitalize on the speed advantages offered by the 802.11ac standard. Additionally, the increased data rates are enabling reliable transmission of high-definition video utilizing WiFi networks, fueling 802.11ac adoption in multimedia applications, such as media gateways and set-top boxes. 802.11ac Wave 2 solutions enable multi-user MIMO functionality to provide even higher data throughput at greater range and coverage than existing Wave 1 solutions.

Our 802.11ac WiFi PAs and FEMs are designed for infrastructure and multimedia applications to deliver an industry-leading combination of linearity, efficiency, gain, thermal characteristics, and integration, which enable high-performance MIMO designs, while reducing bill of materials costs and minimizing circuit board space requirements. We collaborate with reference design leaders to ensure compatibility with the latest chipsets and minimize design time for equipment manufacturers.

 Mobile

Attachment rates for 802.11ac in mobile devices continue to rise, as WiFi quickly becomes one of the most used methods for data connectivity. Our FEICs provide an industry-leading combination of integration, efficiency, and linearity, which enable mobile devices to take advantage of the larger data pipeline offered by 802.11ac infrastructure equipment. Our FEICs are specified on leading reference designs and help reduce external components to minimize time-to-market.

We believe that we are well-positioned through our WiFi PA and FEIC product families to support the industry-wide transition to 802.11ac.

3G and 4G Cellular Markets

     Wireless Infrastructure

The accelerating data consumption of 3G and 4G devices is placing tremendous pressure on existing cellular infrastructure. It is anticipated that carriers will seek new, pragmatic solutions over costly traditional infrastructure build outs to solve this challenge. Small-Cell base stations enable carriers to target specific areas of dense data, including urban areas, offices, college campuses, and entertainment venues. Our manufacturing processes and design technologies enable us to provide PAs optimized for new Small-Cell wireless infrastructure equipment that will support this improvement in wireless networks. Our Small-Cell infrastructure PAs have a leadership position in the market and are specified on multiple reference designs.

Cellular networks typically rely on fiber optic connections at each tower to provide wireless users with data and voice services. New point-to-point systems use wireless connectivity to replace fiber optics, making it easier for wireless carriers to expand their coverage by simplifying construction and providing greater flexibility to select the best placement. Our VCOs are optimized for point-to-point base stations with an industry-leading combination of output power and phase noise.

     IoT

We live in an ever more interconnected world with 3G and 4G connectivity being embedded in a variety of applications, from M2M to automotive and industrial. The catalysts for the anticipated growth of IoT are the expanding use of sensors, improvements provided by communication with appliances and machines, and demand for greater control. To provide manufacturers with a solution that enables high-speed embedded connectivity across multiple bands and modes, our PAs provide outstanding output power, linearity, and integration. These advantages ensure reliable connectivity to 3G and 4G data networks, while minimizing space requirements.

     Mobile

The market for 3G and 4G mobile devices continues to grow as users increasingly rely on smartphones and tablets to access network data. Additionally, new features, including larger screens, faster processors, and better cameras are enhancing the user experience and driving upgrades. To help manufacturers extend battery life, we offer PAs with the industry’s highest level of efficiency.

VCSEL Foundry Market

Motion-capture and sensing functionality is currently offered in some common consumer electronics devices, such as ambient light sensors in smartphones. However, we expect these capabilities to expand significantly and become an integral part in the way users interact with their environment. Major applications for sensing include smartphones, tablets, gaming systems, and vehicles with robust gesture recognition; wearables with biometric sensors that can provide real-time information; and mobile computing that can provide a simulated 3D experience. We anticipate that VCSELs will be used for many of these applications because they provide inherently better performance compared with LEDs. VCSELs also offer improved manufacturability and lower cost compared with edge-emitting Lasers. However, in order for VCSELs to successfully displace these technologies, they need to be manufactured with the same scale, quality, and cost structure as LEDs. We now have successfully demonstrated the industry’s first 6-inch GaAs VCSEL fabrication process. This larger substrate quadruples the gross area per wafer compared with today’s commonly used 3-inch wafer technology and more than doubles that of 4-inch technology. More gross area per wafer not only allows for substantially greater scalability, but also makes VCSELs more economical as the die size increases in support of emitter arrays and pragmatic for smaller die sizes to be used in high-volume mobile applications. The recently introduced advanced wafer fab and test capabilities that our facility offers also improve yields and provide better repeatability. Foundry revenues are categorized within Infrastructure revenue.

Our Strategy

We aim to create value through innovative RF products and services that enable instantaneous connectivity anytime, anywhere to support the unyielding demand for greater data consumption. The key elements of our strategy include:

●

Regain and expand profitability by focusing on growth areas within key markets. In 2014, with our strategic restructuring, we shifted our focus to certain targeted markets, especially within the infrastructure space, and away from high volume, low margin opportunities within the cellular applications market. We believe that the shift will allow us to regain and expand profitability, principally because the lifecycles of products in the infrastructure markets tend to be longer and our unique technology and product features create a stronger value proposition to our customers. The longer product life cycles enable a greater return on our R&D investments, and the stronger value proposition provides products with long-term price stability and solid margins.  Within the infrastructure market, we are able to deliver value-added solutions with innovative products.  At the same time, we expect to hold our research, development, and sales expenses to enable a leveraged increase in profitability dollars and return on revenue percentage.  Within the mobile space, while previously we pursued high-volume cellular opportunities, we are now focusing on delivering products that result in higher gross margin and profitability.  We believe that our strategy will allow us to grow our market share within these profitable target markets and to achieve a strong competitive position.

●

Target market segments that value our differentiated RF solutions. We believe that key segments within the infrastructure and mobile markets face complex technical hurdles. We continue to identify opportunities where we can help customers overcome these data communications challenges and realize the tremendous value of our unique solutions. This is particularly applicable to our infrastructure offerings, where our products are enabling the global expansion of various data pipelines, across multiple standards, to support the exponential increase in data use. The transition to DOCSIS 3.1, the proliferation of 802.11ac WiFi infrastructure, and adoption of Small-Cell wireless infrastructure are all key areas where we believe that our products provide compelling solutions and where we deliver value.

●

Leverage advanced technology and operational excellence to develop both innovative products and valued services. Our longstanding commitment to innovation in process technology and design we believe has resulted in best-in-class RF products and services. These solutions include CATV line amplifiers with industry-leading reliability, WiFi PAs and FEICs for infrastructure applications that deliver higher-efficiency and greater data speeds at extended range, PAs to lead the evolving Small-Cell market, and FEICs and PAs to enable high-performance wireless connectivity in mobile devices. We are also utilizing our unique 6-inch GaAs process technology to now offer VCSEL Foundry services, where customers can access our more-efficient platform to manufacture their designs and test the resulting devices in high volume. Delivering leading technology products in volume requires expert execution and results in added value throughout the industry supply chain. Additionally, we are committed to continually evolving our technology advantage, developing new processes internally and evaluating alternative, but fair-priced external capabilities, to provide our design and operations teams with maximum flexibility. We believe this approach ensures that we are able to offer the right technology foundation for product development and new service offerings.

●

Work closely with industry-leading customers and reference designers. We continue to develop and strengthen relationships with manufacturers, chipset suppliers, and system designers in the infrastructure and mobile markets. We believe that this close collaboration provides us with greater industry trend visibility and voice, more accurate technology roadmaps and insight into next-generation product specifications. By working closely with reference design leaders, we aim to achieve timely compatibility with leading chipsets to expand our access to customers.

Products & Services

We classify our revenues based upon the end application of the product in which our ICs are used: infrastructure and mobile. Of our total net sales for the years ended December 31, 2014, 2013 and 2012, infrastructure products accounted for approximately 45%, 27% and 31%, respectively, and mobile products accounted for approximately 55%, 73% and 69%, respectively.

     Infrastructure Products

Our infrastructure product line encompasses RF solutions to enable CATV, WiFi, Wireless, and IoT equipment. Principal infrastructure products include:

●	CATV
o

Surface Mount Line Amplifiers & Line Amplifier Hybrid Modules: Boost signals within CATV system amplifiers in the downstream path to ensure high-speed data download speeds, as well as high-definition video and voice.

o

Reverse Path Amplifiers: Ensure rapid data upload speeds and video on demand requests, as well as superior voice clarity, by increasing the signal strength within CATV system amplifiers in the upstream path.

o	Gain Block Amplifiers: Increase the RF signal at intermediate points in the CATV network and at individual subscriber locations.
o	Optical Network RF Amplifiers: Enable high-speed data downloads, sharp video, and clear voice in fiber-to-the-premises optical network terminals.
●	WiFi
o	PAs: Enable stable wireless connections, rapid data download speeds and clear video by strengthening signals in WiFi infrastructure and multimedia devices.
o	FEICs: Boost WiFi signals to mobile devices, enabling broader range and coverage in principally medium-power applications.
●	Wireless
o	PAs: Increase signal strength in Small-Cell base stations to ensure stable 3G and 4G connections with mobile devices, rapid data download speeds and clear voice.
o	Voltage-Controlled Oscillators: Create a controlled signal in point-to-point wireless backhaul base stations to enable high-speed data and voice clarity.
●	IoT
o	PAs: Amplify 3G and 4G signals in IoT devices to enable rapid upload speeds.

    Mobile Products

Our mobile product line includes RF solutions to enable wireless connectivity in a variety of mobile devices, including smartphones, tablets, notebook computers, and gaming devices. Principal mobile products include:

●	WiFi
o	FEICs: Boost WiFi signals in mobile devices to enable rapid upload speeds.
o	PAs: Increase the strength of WiFi signals in mobile devices to enable fast upload speeds.
●	Cellular
o	PAs: Enable high-speed uploads and voice clarity by amplifying 3G and 4G signals in mobile devices.

    Foundry Services

Our recently introduced services include manufacture and test of VCSEL devices for a variety of sensing applications. Principal services include:

●	Foundry
o	VCSELs: Provide industry-leading designers with the ability to manufacture and test VCSELs in volume.

Marketing, Sales, Distribution and Customer Support

Marketing

Through our marketing efforts, we actively generate awareness about our products and services and the benefits they provide to customers and end users. The technical nature of our solutions requires a proactive marketing strategy. At the same time, market demands need to be pursued and addressed. Our marketing team utilizes a variety of communication channels to promote our solutions to both existing and prospective customers. We visit key customers and prospects regularly. We present at sales events and expositions worldwide. We produce and widely circulate brochures, technical literature, feature articles, advertisements and website content. We are committed to building and maintaining close relationships with our existing customers and fostering new ties with potential customers. Our strategic marketing processes allow us to reinforce existing relationships and penetrate new markets for our products and services.

Sales & Distribution

We believe that the technical nature of our products and markets demands an unwavering commitment to building and maintaining close relationships with our customers, as well as developing new relationships with potential customers. That is why we leverage a multi-channel sales structure that is customer-centric and focused on responsiveness.

Our products and Foundry services are primarily sold directly to customers. To promote sales, our sales representatives, assisted by our technical staff and senior management, regularly meet with our customers and prospective customers worldwide. Our targeted direct sales program facilitates our penetration in existing markets and our development of sales in new markets.

We selectively use independent manufacturers’ sales representatives and distributors to complement our direct sales efforts. By working with key distributors like Richardson-RFPD, Alltek Technology, Hong Kong Techtronics, Long Trump and Satori, who have extensive sales networks and experience, we are able to maintain local practices regarding inventories and payment terms, while supporting our growth in Asia, Europe and North America. We believe this is critical to our objective of expanding our customer base, especially in infrastructure markets.

We also actively pursue and develop relationships with reference-designers in applicable target markets. We believe this approach will facilitate our efforts to develop products that are compatible with leading reference designs which contribute to design wins and market penetration.

Customer Support

Maintaining strong relationships with customers and reinforcing goodwill with them goes beyond marketing and sales. We are strongly committed to customer support. Our design and applications staff actively communicate with customers throughout the entire deployment process, including, design, qualification and manufacturing phases. We have highly specialized field applications engineers in North America, Korea, Taiwan, China and Japan whose primary objective is to provide unsurpassed customer support and service. By providing a world-class level of support, we deliver greater value to our customers, which further differentiates our products and services and provides more opportunity for future sales.

Process Technology, Manufacturing, Assembly and Testing

Process Technology

We design, develop, and manufacture RFIC’s using a variety of compound semiconductor substrates, including GaAs, GaN, and silicon CMOS, using numerous process technologies, including MESFET, pHEMT and HBT. Our patented InGaP-Plus technology combines InGaP HBT and pHEMT processes on a single substrate, enabling us to integrate several functions, including PAs, LNAs and RF switches on the same die. Additionally, we have developed and recently introduced unique VCSEL process technology and test capabilities that enable higher yields and greater die per wafer with enhanced uniformity. See “Risk Factors—Sources for certain components, materials, equipment and repair services are limited, which could result in delays or reductions in product shipments.”

We also use technologies, such as silicon CMOS, that we do not intend to manufacture in-house. We believe there will be adequate external Foundry capacity available to produce these components.

Manufacturing

We manufacture substantially all of our ICs in our six-inch diameter GaAs wafer fab in Warren, New Jersey. Our 150mm (six-inch diameter) GaAs wafer fab has been operational since 1999 and is certified as ISO9001:2008 and ISO14001:2004 compliant. We also have Foundry arrangements with several companies to supply alternate technologies and supplement our existing wafer fab capabilities. This structure provides us with access to unique technologies and flexible capacity without the requisite capital investment.

Assembly

Fabricated GaAs wafers are separated into individual units called die and shipped to contractors in Asia for assembly into our products. The die, other necessary components, and interconnects are mounted within a single package.

Final Test

After assembly, packaged ICs are tested prior to shipment to our customers. We outsource the majority of our production RF testing operations to companies that perform testing near our module assembly contractors in Asia. This adds considerable efficiencies to the device manufacturing process by reducing product cycle times, which allows customers to receive products more quickly and supports our initiative to reduce manufacturing costs and increase our profitability.

Raw Materials

GaAs wafers, HBT/pHEMT epitaxial wafers, passive components, other raw materials, equipment and repair services used in the production of our ICs are available from a limited number of sources. See “Risk Factors—Sources for certain components, materials, equipment and repair services are limited, which could result in delays or reductions in product shipments.”

Research and Development

We have made significant investments in our unique processes and knowledge, including system architectures, product design, wafer fabrication, package design, and testing which we believe provide us with a competitive advantage. In 2014, we refocused our business on specific markets, such as Infrastructure for CATV, wireless and WiFi, where we believe we can provide the greatest value to our customers and achieve the best return on our investment. With this greater focus on infrastructure, we are able to both better serve these markets and reduce our research and development expenses, which were $26.7 million, $38.6 million and $43.9 million in 2014, 2013 and 2012, respectively.

Customers

Sales to Samsung Electronics and Huawei Technologies accounted for 26% and 22%, respectively, of total net sales during 2014. No other customer accounted for 10% or more of total net sales during 2014. See “Risk Factors—We depend on a few large customers for a significant portion of our revenue; a loss of a significant customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.”

Employees

As of December 31, 2014, we had 293 employees. We believe our relations with our employees are generally positive.

Competition

We compete with U.S. and international semiconductor and IC manufacturers of all sizes. Our key competitors are Avago Technologies Limited, Qorvo, Inc. (formerly RF Micro Devices, Inc. and TriQuint Semiconductor, Inc), and Skyworks Solutions, Inc., as well as M/A-COM Technology Solutions Holdings, Inc. and MaxLinear, Inc. in select markets.

In select cases, our competitors have significantly greater financial, technical, manufacturing, and marketing resources than we do. Increased competition could adversely affect our revenue and profitability through price reductions or reduced demand for our products. See “Risk Factors—We face intense competition which could result in a decrease in our products’ prices and sales.”

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. patent and copyright protection for our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs. As of December 31, 2014, we own 84 U.S. patents and have 19 pending U.S. patent applications. The U.S. patents were issued between 1997 and 2014 and will expire between 2015 and 2033.

We rely primarily upon trade secrets, technical know-how, and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how, and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment to the Company of rights to inventions made by them while in our employ. We have also entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. See “Risk Factors—We may not be successful in protecting our intellectual property rights or in avoiding claims that we infringe on the intellectual property rights of others.”

Environmental Matters

Our operations are subject to international, federal, state, and local environmental laws, rules, regulations, and ordinances (“environmental laws”) that govern activities or operations that may have adverse effects on human health or the environment. These environmental laws may impose liability for the cost of remediating, and for certain damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct, and have conducted, our activities and operations in substantial compliance with applicable environmental laws and that costs arising from existing environmental laws will not have a material adverse effect on our results of operations. We cannot assure you, however, that such environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws and regulations. See “Risk Factors—We are subject to stringent environmental laws and regulations both domestically and abroad.”

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

**********************************************************************************************

ITEM 1A. RISK FACTORS

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

We have experienced losses in the past and expect to experience losses in the future.

We have incurred substantial operating and net losses in the past, including in 2014, and we expect to continue to incur losses in 2015. If economic conditions worsen, or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected

Due to the cyclical nature of the semiconductor industry and our end markets our results of operations can vary significantly which could have a material and adverse affect on our business, financial condition and results of operations.

The semiconductor industry and our end markets have been cyclical, seasonal and subject to significant downturns. Further, the industry can have limited visibility into customers’ forecasts and inventory levels. In past years, particularly within the mobile market, the industry has experienced periods marked by market weaknesses that created lower order demand, production overcapacity, high inventory levels, and accelerated declines in average selling prices for our products.

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

These factors negatively affected our business, financial condition and results of operations during these periods and may negatively affect our business, financial condition and results of operations in the future.

We depend on a few large customers for a significant portion of our revenue; a loss of a significant customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.

We receive a significant portion of our revenues from a few significant customers and their subcontractors. Our financial condition and results of operations have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. If a customer encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s ability to make timely payments to us for non-returnable products could be impaired. If we were to lose any of our major customers, if sales to these customers were to decrease materially or our customers fail to make timely payments, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to sell a sufficient volume of products relative to our manufacturing capacity and facility utilization, our operating results may be adversely affected.

Since June 2014, we have decreased capacity in our manufacturing facility; however, our manufacturing facility continues to be underutilized. In years in which we had excess capacity, this excess capacity meant we incurred higher fixed costs for our products relative to the revenues we generated. Because significant portions of our manufacturing costs are relatively fixed, our manufacturing volumes are critical to our operating results. If we fail to achieve and maintain acceptable manufacturing volumes or experience customer-driven product shipment delays, our results of operations could be harmed. During periods of decreased demand, our fixed manufacturing costs negatively affect our results of operations. If we are unable to improve utilization levels and manage capacity, the increased expense levels relative to revenue will have an adverse effect on our business, financial condition and results of operations. Further, we base our expense levels in part on our expectations of future orders and these expense levels are predominantly fixed. If we receive fewer customer orders than expected or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs, which would have an adverse effect on our business, financial condition and results of operations.

We face intense competition, which could result in a decrease in our products’ prices and sales.

The markets for our semiconductor products are intensely competitive and are characterized by rapid technological change. We compete with U.S. and international semiconductor and IC manufacturers of various sizes, some of whom have significantly greater financial, technical, manufacturing and marketing resources than we do. Our markets involve substantial competition and we expect that competitive pressures will remain high. Particularly in mobile markets, this competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share. We believe that the principal competitive factors for suppliers in our markets include, among others: (i) time-to-market; (ii) timely new product innovation; (iii) product quality, reliability and performance; (iv) product price; (v) features available in products; (vi) compliance with industry standards; (vii) strategic relationships with leading reference design providers and customers; (viii) access to and protection of intellectual property; (ix) market acceptance; and (x) maintaining access to raw materials, supplies and services at a competitive cost.

Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, distributors, reference design providers or other third parties with whom we have or may in the future have relationships. If our competitors are able to strengthen existing, or establish new, relationships with these third parties they may rapidly acquire market share at our expense, which has occurred in the past when our capacity was constrained and we were unable to fully meet customer demand. We cannot assure you that we will be able to compete successfully against current and potential competitors. Further, increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

We need to keep pace with rapid product and process development and technological changes as well as product cost reductions to be competitive.

The markets for our products are characterized by rapid changes in both product and process technologies based on the continuous demand for product enhancements, including greater performance, higher levels of integration, and smaller form factors. Particularly within the mobile markets, because the continuous evolution of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for products, we believe that our future success in that market will depend, in part, upon our ability to continue to improve the efficiency of our products and process technologies and rapidly develop new products and process technologies. The successful development of our products is highly complex and depends on numerous factors, including our ability to anticipate customer and market requirements and changes in technology and industry standards, our ability to differentiate our products from offerings of our competitors, and our ability to protect, develop or otherwise obtain adequate intellectual property for our new products. The development and/or implementation of new and emerging technology may require us to modify the manufacturing process for our products, design new products to more stringent standards, and redesign some existing products, which may prove difficult for us and result in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may need to make substantial investments to develop these enhancements and technologies, and we cannot assure you that we will have funds available for these investments or that these enhancements and technologies will be successful. Although we have reduced product costs through cost negotiation and reduction, improved yields, packaging and test applications and die size reduction, we may not be able to do so in the future. We must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs. If a new technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to develop and/or implement the new technology successfully or to develop and implement a competitive and economically acceptable alternative technology, our business, financial condition and results of operations could be materially and adversely affected.

Investments in researching and developing emerging technologies may not result in returns on such investments and may pose risks that could materially and adversely affect our business, financial condition and results of operations.

The market for semiconductors products is ever evolving and demands us to be innovative and forward-looking. To remain competitive and profitable, we need to identify emerging technologies and invest in research and development of products which utilize such emerging technologies. There can be no assurance that we will have visibility into emerging technologies or sufficient resources to research and develop products incorporating such emerging technologies. Even if we are successful, we may not sell any such new products and therefore fail to achieve any return on our investment in the research and development of such new products. Further, there may be potential risks associated with the development and commercialization of new products, including unforeseen health risks or regulatory actions. If we fail to identify emerging technologies, research and develop new products and/or experience unforeseen hazards relating to such development, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to expand our market share within the infrastructure market our business, financial condition and results of operations could be materially and adversely affected.

We currently expect a larger portion of our revenue to derive from infrastructure markets. However, delays in the development of new technologies used in infrastructure applications or in the advancement of technologies used in infrastructure applications could reduce purchases of our products by manufacturers in these markets and, as a result, could have an adverse effect on our business, revenue, operating results, and financial condition.

Within the infrastructure market, our future success depends on the continued advancement of the communications industry and, in particular, the continued expansion of global information networks, especially those directly or indirectly dependent upon CATV infrastructure.

We rely on increasing demand for voice, video and other data delivered over high-bandwidth network systems as well as commitments by network systems vendors to invest in the expansion of the global information network. As network usage and bandwidth demand increase, so does the need for advanced wired CATV subsystems and components. Therefore, our future growth as a manufacturer of these products is dependent on the expansion in these networks. In the event that global information networks do not grow as expected, our business, financial condition and results of operations will likely be materially and adversely affected.

We expect a significant portion of our profitability in future periods to derive from the demand for DOCSIS3.1. The transition from DOCSIS3.0 to DOCSIS3.1 has begun to take hold in Europe. The transition is expected to occur in the United States in 2016, with demand for CATV infrastructure products anticipated to increase in 2015. If the transition from DOCSIS3.0 to DOCSIS3.1 does not take place or is substantially delayed in either Europe or the United States, our business, financial condition and results of operations will likely be materially and adversely affected.

We have implemented cost restructuring programs in the past and may need to again in the future.

We implemented cost restructuring programs in each of the past three years and may need to implement such programs again in the future. Such restructuring programs are costly to implement and may inadequately address the operating environment. No assurance can be given that the implementation of cost reduction programs will generate the anticipated cost savings and other benefits or that future or additional measures may be required. If we incorrectly anticipate the extent and term of a market decline or weak demand for our products and services, we may be forced to restructure further or may incur future operating charges due to poor business conditions and our business, financial condition and results of operations would likely be materially and adversely affected.

Short product life cycles, particularly within the mobile markets, and the nature of semiconductor production, including the potential for order cancellation and need to build product to a customer’s forecast may leave us with obsolete or excess inventories.

The life cycles of some of our products, particularly within the mobile market, depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We are subject to increased inventory risks and costs because in certain cases we build our products based on forecasts provided by customers before receiving purchase orders for the products. As a result we incur inventory and manufacturing costs in advance of anticipated sales. Unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed can result in obsolete or excess inventories, requiring a write off or a reduction in the inventory value. Such charges could have an adverse effect on our business, operating results and financial condition.

If equipment manufacturers and designers of infrastructure and mobile communications products do not design our products into their equipment, we will have difficulty selling those products.

Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on equipment manufacturers and designers of infrastructure and mobile communications products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. We may not continue to achieve design wins, and failure to do so could materially and adversely affect our business, financial condition and operating results.

A design win from a customer does not guarantee future sales to that customer.

Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, including for example, if its own products are not commercially successful. Failure to convert design wins into actual sales could materially and adversely affect our business, financial condition and results of operations.

Lengthy product development and sales cycles associated with many of our products may result in significant expenditures before generating any revenues related to those products.

After our product has been developed, tested and manufactured, our customers may need several quarters to integrate, test and evaluate our product and several additional quarters to begin volume production of their device that incorporates our product. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling and administrative expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans and as a result our business, financial condition and results of operations could be materially and adversely affected.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we sell a portion of our products through distributors, some of whom have certain rights to return unsold products. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to equipment manufacturers or designers indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs or write-offs. In addition, shortened customer order lead times and opportunistic orders may not be filled timely due to a lack of, or inadequate level of uncommitted inventory resulting in lower revenues than possible. Further, shortened customer order lead times may make it difficult to forecast revenues. Each of these uncertainties relating to the ordering and shipment of our products could result in a material and adverse affect on our business, financial condition and results of operations.

We face risks from failures in our manufacturing processes and the processes of our subcontractors.

The fabrication of ICs, particularly those made of GaAs, is a highly complex and precise process. Our ICs are primarily manufactured on wafers made of GaAs requiring multiple process steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, downtime on equipment, human error, interruptions in electrical supply, among other factors can cause a substantial interruption in our manufacturing processes. Moreover, our manufacturing process is subject to fluctuations in our demand and fab utilization. In order to satisfy increasing customer demand by significantly increasing manufacturing output and adding personnel, we may also incur manufacturing disruptions limiting supply to customers.

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at our production facility or those of our subcontractors. Due to the highly specialized nature of the GaAs IC manufacturing process, in the event of a disruption at the Warren, New Jersey semiconductor wafer fab, alternative GaAs production capacity for certain processes would not be readily available from third-party sources. Disruptions may include electrical power outages, fire, earthquakes, flooding, international conflicts, war, acts of terrorism, or other natural or man-made disasters. Specifically, in the fourth quarter of 2011, one of our subcontractors was impacted by the floods in Thailand, resulting in a temporary interruption of supply, and in the fourth quarter of 2012, our New Jersey offices and manufacturing facility were impacted by the loss of power, access restrictions and delivery delays caused by Hurricane Sandy. Disruptions of our manufacturing operations could cause significant delays in our shipments unless and until we are able to shift the manufacturing of such products from an affected facility to another facility or the disruption is remedied.

Many of our customers require that they qualify a new manufacturing source before they will accept products from such source. This qualification process may be expensive and time consuming. In the event of such delays, we cannot assure you that the required alternative capacity would be available on a timely basis or at all. Even if alternative manufacturing capacity or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing. In the event we are unable to supply our customers with products on a timely basis, such customers may seek alternative suppliers.

If we experience disruptions or failures in our manufacturing processes or the processes of our subcontractors, our business, financial condition and results of operations will likely be materially and adversely affected.

We may not be able to meet customer quality, performance and reliability standards.

Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to rework or replace the products. Our products may contain undetected defects or failures that only become evident after we commence volume shipments, which we may experience from time to time. Other defects or failures may also occur in the future. If such failures or defects occur, we could: (i) lose revenues; (ii) incur increased costs such as warranty expense and costs associated with customer support; (iii) experience delays, cancellations or rescheduling of orders for our products; (iv) experience increased product returns or discounts; or (v) damage our reputation which could make it difficult for us to sell our products to existing and prospective customers. We also depend on certain vendors for components, equipment and services. We maintain stringent policies regarding qualification of these vendors. However, these vendors’ processes may vary in reliability or quality, which could negatively affect our products. If we fail to meet customer standards for any reason, our business, financial condition and results of operations may be materially and adversely affected.

Our dependence on external semiconductor component suppliers, assembly and test operations subcontractors could lead to delays in or reductions of product shipments.

Our products contain numerous component parts, substrates, GaAs, GaN and silicon-based products, obtained from external suppliers. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality, fabrication costs, warranty issues and protection of intellectual property. We do not assemble or test all of our ICs or multi-chip modules. Instead, we provide the IC die and, in some cases, packaging and other components to assemble and test to external subcontractors, located primarily in Asia. If these vendors’ processes vary in reliability or quality, they could negatively affect our products. If we are unable to obtain sufficient high quality and timely component parts, assembly or test service, if we experience delays in transferring or requalifying our production between suppliers, assembly or test locations or if means of transportation to or from these locations are interrupted, we would experience increased costs, delays or reductions in product shipment, and/or reduced product yields, which could materially and adversely affect our business, financial condition and results of operations.

Sources for certain components, materials, equipment and repair services are limited, which could result in delays or reductions in product shipments.

We do not manufacture any of the starting epitaxial wafers, packaging or passive components used in the production of our GaAs ICs. Such wafers, packaging and passive components are available from a limited number of sources. To the extent that we or our subcontractors are unable to obtain these wafers, packaging or passive components in the required quantities, as has occurred from time to time in the past, we could experience delays or reductions in product shipments, which could materially and adversely affect our business, financial condition and results of operations.

We depend on a limited number of vendors to supply, service, maintain, and repair the equipment used in our manufacturing processes. Should timely repair services be unavailable, we could experience substantial delays in production. When demand for semiconductor manufacturing equipment is high, lead times for delivery of such equipment can be substantial. We cannot assure you that we would not lose potential sales if required manufacturing equipment is unavailable and, as a result, we are unable to maintain or increase our production levels. A delay for any reason in increasing capacity would limit our ability to increase sales volumes, which would harm our relationships with customers and our business, financial condition and results of operations would likely be materially and adversely affected.

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

Many of our manufacturing costs are fixed and average selling prices for our products are unlikely to rise, and may decline over time. Therefore, it is critical for us, particularly within mobile markets, to increase the number of shippable ICs per wafer and increase the production volume of wafers in order to maintain or improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our financial condition and results of operations and have done so in the past. We cannot assure you that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. If any new yield problems were to arise, our business, financial condition and results of operations could be materially and adversely affected.

Unfavorable general economic conditions in individual or world markets could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could result in lower demand for some of our products, longer sales cycles or increased price competition. Our customer base includes equipment manufacturers and designers that are reliant on consumer demand, particularly in mobile markets. In times of economic downturn, consumers may seek to reduce discretionary spending, which could soften demand for our customers’ products and could negatively affect our business, financial condition and results of operations.

Our GaAs semiconductors may cease to be competitive with silicon alternatives.

Within our product portfolio, we manufacture and sell GaAs semiconductor devices and components, which tend to be more expensive than their silicon counterparts. The cost differential between our devices and components and those that are silicon based is due to higher costs of raw materials and higher unit costs associated with smaller sized wafers and lower production volumes. We expect the cost of producing GaAs devices to continue to exceed the cost of producing their silicon counterparts for the foreseeable future. In addition, silicon semiconductor technologies are widely-used process technologies for certain ICs and these technologies continue to improve in performance. Therefore, to remain competitive, we must offer GaAs products that provide superior performance over their silicon-based counterparts. If we do not continue to offer products that provide sufficiently superior performance to justify their higher cost, our business, financial condition and results of operations could be materially and adversely affected.

Further, we cannot assure you that there will continue to be products and markets that require the performance attributes of GaAs solutions and if demand for such products or in such markets were to decline our business, financial condition and results of operations would likely be materially and adversely affected.

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

We seek to operate without infringing on the intellectual property rights of third parties. As is typical in the semiconductor industry, we have been notified, and may be notified in the future, that we may be infringing on certain patents and/or other intellectual property rights of other parties. We cannot assure you that we will not be subject to litigation to defend our products or processes against claims of patent infringement or other intellectual property claims. Any such litigation could result in substantial costs and diversion of our resources. If we infringe on the intellectual property rights of others, we cannot assure investors that we would be able to obtain any required licenses on commercially reasonable terms and we may be required to pay substantial damages, including treble damages, and cease production of our work product or use of one or more manufacturing processes. Even if we are ultimately successful, patent litigation can be time consuming, disruptive to management and expensive. If any of the foregoing were to occur, our business, financial condition and results of operations could be materially and adversely affected.

We face a risk that capital needed for our business will not be available when we need it.

We believe that our existing sources of capital, including our existing cash and available credit facility, will be adequate to satisfy operational needs and anticipated capital needs for a least the next twelve months. We may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms.

On October 24, 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides the Company with a two-year revolving credit facility of $10,000,000 that expires on October 24, 2016. The Credit Agreement enables borrowings based upon accounts receivable and is secured by certain insured accounts receivable and substantially all of the of Company’s other assets. The SVB Loan Agreement requires compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits which may limit our ability to borrow under the facility if the covenants are not met.

Further, conditions existing in the U.S. capital markets, as well as the then current condition of the Company may impact our ability to raise capital to meet our needs on a timely basis or at all. Failure to obtain capital when required could have a material and adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract, retain and motivate qualified personnel and the loss of a key executive could have a material and adverse effect on our business.

A small number of key executive officers manage our business. Their departure could have a material and adverse effect on our operations. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified personnel, technical sales and marketing personnel, design and application engineers, as well as senior management. We believe that there is, and will continue to be, intense competition for qualified personnel in the semiconductor industry as the wired and wireless communications markets continue to evolve. We cannot be sure that we will be successful in retaining our key personnel or in attracting and retaining highly qualified personnel, especially during periods of poor operating performance and/or weak performance of our common stock. Further, we do not presently maintain key-man life insurance for any of our key executive officers. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material effect on our ability to operate our business, to implement our business strategy and to respond to the rapidly changing market conditions in which we operate and therefore our business, financial condition and results of operations could be materially and adversely affected.

We may pursue selective investments, acquisitions and alliances; the management and integration of additional operations could be expensive and divert management time; and acquisitions may dilute the ownership of our stockholders.

Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. Our ability to complete acquisitions or alliances is dependent upon, and may be limited to, the availability of suitable candidates and capital. In addition, acquisitions and alliances involve risks that could materially and adversely affect our financial condition and results of operations, including the management time that may be diverted from operations in order to pursue and complete such transactions and difficulties in integrating and managing the additional operations and personnel of acquired companies.

We cannot assure you that we will be able to obtain the capital necessary to consummate acquisitions or alliances on satisfactory terms, if at all. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, and which we could be called upon to satisfy independent of the acquisition price. Future acquisitions or alliances could result in the incurrence of debt, costs and contingent liabilities which could subject us to substantial and burdensome covenants, all of which could materially and adversely affect our business, financial condition and results of operations.

The growth that may result from future acquisitions or alliances may place significant strains on our resources, systems and management. If we are unable to effectively manage such growth by implementing systems, expanding our infrastructure and hiring, training and managing employees, our business, financial condition and results of operations could be materially and adversely affected.

Finally, if we issue equity securities in order to acquire another business, our stockholders’ interest in us, or the combined company, could be materially diluted. Further, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings which could materially and adversely affect our business, financial condition and results of operations.

The market for our common stock and the volume of trading in such stock could be adversely affected if the stock is delisted from the NASDAQ exchange.

                The Company’s common stock currently trades on the NASDAQ exchange (”NASDAQ”).  On August 11, 2014, the Company received a letter from the staff of NASDAQ, informing the Company that for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below $1.00, a requirement for listing on NASDAQ.  The Company was provided a period of 180 calendar days, or until February 9, 2015, during which to regain compliance. On February 9, 2015, the Company received a letter from NASDAQ affirming that the Company had regained compliance with the NASDAQ Listing Rule.  Therefore, the Company’s common stock will continue to trade on NASDAQ.  If the closing bid price of the Company’s common stock falls below $1.00 for another 30 consecutive business day period, then the Company would be subject to delisting.  Should this occur, the market for our common stock and the volume of trading in such stock could be adversely affected.

Because our results of operations can vary significantly, the price of our common stock can fluctuate.

As a result of the variability of our results of operation, we may experience substantial period-to-period fluctuations in future operating results. Investors should not rely on our results of operations for any previous period as an indicator of what results may be for any future period. Failure of our operating results to meet the expectations of analysts or investors could materially and adversely affect the price of our common stock.

We have had significant volatility in our stock price which may continue in the future, and, therefore, you may be unable to sell shares of our common stock at or above the price you paid for such shares.

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

Further, public stock markets have experienced extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility disproportionately affected and may in the future affect the market prices of securities of many technology companies, including our Company, for reasons frequently unrelated to the operating performance of these companies. In addition, fluctuations in our stock price and our valuation multiples may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. Such market volatility may materially and adversely affect the market price of our common stock. Stockholders may be unable to sell shares of our common stock at or above the price paid for such shares.

We are subject to stringent environmental laws and regulations both domestically and abroad.

We are subject to a variety of federal, state, local and foreign laws and regulations governing the protection of the environment. These environmental laws and regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from our manufacturing processes. Failure to comply with environmental laws and regulations could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination. Although we are aware of contamination resulting from historical third-party operations at one of our facilities, a prior owner of such facility has been performing and paying for the costs associated with remediation of this property pursuant to an agreement with the State of New Jersey environmental regulatory authority. However, we cannot assure you that such prior owner will continue to do so or that we will not incur any material costs or liabilities associated with compliance with environmental laws in the future. In the event that the prior owner fails to execute the remediation or that we incur material costs or liabilities resulting from compliance with these laws, our business, financial condition and results of operations could be materially and adversely affected.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, the SEC adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) which requires new disclosures for companies regarding the use of certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. This final rule requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Compliance with these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. Pursuant to the disclosure rules, we timely filed our first report with the SEC for the 2013 calendar year. We expect to timely file for calendar year 2014. The cost of compliance or failure to comply with the requirements could have a material and adverse affect on our business, financial condition and results of operations.

Certain provisions in our governing documents and of Delaware law could deter, delay or prevent a third party from acquiring us and that could deprive shareholders of an opportunity to obtain a takeover premium for our common stock.

Our amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law contain provisions that could have the effect of making it more difficult for a third party to acquire us, or of discouraging a third party from attempting to acquire control of us. Together, our amended and restated certificate of incorporation, our amended and restated by-laws, and certain provisions of Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and could also limit the price that investors may be willing to pay in the future for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Our executive offices and primary fabrication facility are located at 141 Mt. Bethel Road, Warren, New Jersey 07059. We currently lease space in several buildings in Warren, New Jersey, located within the industrial complex. Approximately 150,000 square feet of manufacturing and office space is occupied in a building located at 141 Mt. Bethel Road in Warren, New Jersey under a twenty-year lease expiring on December 31, 2016, which is renewable pursuant to its terms.

We also lease approximately 18,900 square feet in aggregate of office space in the following locations: Tyngsboro, Massachusetts; Taipei, Taiwan; China; South Korea; and Japan under lease agreements with remaining terms ranging from four months to four years that can be extended, at our option.

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

	High	Low
Calendar 2014
Fourth Quarter	$0.86	$0.55
Third Quarter	0.93	0.57
Second Quarter	1.76	0.79
First Quarter	2.17	1.66

Calendar 2013
Fourth Quarter	$2.20	$1.71
Third Quarter	2.45	1.71
Second Quarter	2.34	1.67
First Quarter	2.87	1.74

As of December 31, 2014 there were 86,763,328 shares of Common Stock outstanding (excluding shares held in Treasury) and 196 holders of record.

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2014	2013	2012	2011	2010
RESULTS OF OPERATIONS
Net sales	$86,282	$134,242	$112,643	$152,827	$216,714
Gross profit (loss)	9,489	8,320	(1,226)	31,103	75,845
Operating loss	(40,411)	(55,993)	(71,745)	(50,119)	(535)
(Loss) income before income taxes	(38,890)	(53,979)	(69,853)	(49,323)	963
Benefit from income taxes	-	-	-	-	(297)
Net (loss) income	(38,890)	(53,979)	(69,853)	(49,323)	1,260

(Loss) earnings per share:
Basic	$(0.45)	$(0.67)	$(0.99)	$(0.73)	$0.02
Diluted	$(0.45)	$(0.67)	$(0.99)	$(0.73)	$0.02

BALANCE SHEET DATA:
Total cash and marketable securities	$18,430	$24,394	$51,510	$93,578	$106,093
Total assets	58,016	97,681	126,881	188,801	233,812
Total stockholders’ equity	42,658	78,409	106,025	166,525	202,964

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a global leader in technology, design, and manufacturing of RF semiconductor solutions for infrastructure and mobile communications and data transmission markets. Our product portfolio includes line amplifiers, reverse path amplifiers, PAs, and FEICs. Our recently introduced Foundry services provide the capacity for large scale VCSEL wafer processing and testing. Our CATV solutions include line amplifiers, reverse path amplifiers, and other RF products that provide the critical link within CATV infrastructure communications networks, as well as CPE devices, such as set-top boxes and cable modems. Our WiFi infrastructure products include PAs and FEICs that enable wireless connectivity for infrastructure and multimedia applications, including access points, routers, media gateways, and set-top boxes. Our wireless infrastructure solutions include PAs that are crucial components in 3G and 4G Small-Cell base stations, including picocells, enterprise-class femtocells, and CPE devices that help carriers expand broadband network coverage and support greater levels of data transmission. Our PAs are used in a variety of 3G and 4G IoT applications, including automotive, M2M, and industrial devices.

Our WiFi mobile products include FEICs and PAs that are designed to enable WiFi connectivity in smartphones, tablets, notebooks, and gaming systems. Supporting the latest 802.11 standards, our FEICs ensure optimal WiFi performance. Our cellular products include PAs that enable 3G and 4G wireless connectivity in mobile handsets, smartphones, tablets, and notebooks. We believe our products and services are well positioned to address these market opportunities by delivering exceptional performance and value in the infrastructure and mobile markets, as well as cost-effective, high-volume foundry services for the sensing markets.

Our strategy is focused on manufacturing and delivering RF products that offer greater performance, reliability, and integration to enable high-speed data communications and transmissions, as well as compelling Foundry services that provide designers with scalability and greater value. We are a customer-centric organization that works closely with leading equipment designers and manufacturers to improve data transmission quality and system capacity. We also collaborate with industry-leading chipset providers where our functionality enhances their reference designs. These relationships enable us to target emerging trends in the market and help our customers achieve their performance, integration, and manufacturing goals.

Leveraging a variety of advanced internal and external technologies and materials, including MESFET, InGaP-Plus™, CMOS, GaAs, and GaN, our solutions deliver exceptional performance and integration. We believe that when used in our customers’ data transmission and communication devices, our products cost-effectively enhance RF performance, reliability, and overall functionality.

Our six-inch diameter GaAs fab located at our corporate headquarters in Warren, New Jersey, has been operational since 1999. We also have Foundry arrangements with several companies to supply alternate technologies and supplement our existing wafer fab capabilities. This structure provides us with access to unique technologies and flexible capacity without the requisite capital investment.

In mid 2014, we implemented a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower our operating costs (“Strategic Restructuring”). Our strategy included expanding our presence in the infrastructure space and reducing the fixed costs associated with certain legacy mobile activities through a resizing of our staff and manufacturing capability.

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

We have not made any material changes in our accounting methodology used to record revenue allowances for the years ended December 31, 2014, 2013 and 2012. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes in our accounting methodology used to create and maintain the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes to our inventory reserve methodology for the years ended December 31, 2014, 2013 and 2012. We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or technological changes affect consumer demand, we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves at December 31, 2014 would affect our consolidated financial statements for the year then ended by approximately $0.7 million.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

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

We have not made any material changes to our warranty reserve methodology for the years ended December 31, 2014, 2013 and 2012. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

While we have not made any material changes to our valuation methodology for the years ended December 31, 2014, 2013 and 2012, capital market expectations, liquidity and rates have fluctuated in the periods. As of December 31, 2014, we have no investments in marketable securities.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Stock-Based Compensation

We have a stock-based compensation plan which includes non-qualified stock options, share awards, and an employee stock purchase plan. See Note 10 of Item 8 for a discussion of our stock-based compensation programs. We determine the fair value of stock-based compensation for our non-qualified stock options and employee stock purchase plans at the date of grant using the Black Scholes options-pricing model. Market performance based awards are valued with the assistance of a valuation consultant using a Monte Carlo Simulation model and amortized over the performance period. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the award, risk-free rate, the expected life and potential forfeitures of awards. Management periodically evaluates these assumptions and updates stock-based compensation expense accordingly.

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

We have not made any material changes in the accounting methodology we used to calculate stock-based compensation for the years ended December 31, 2014, 2013 and 2012. We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine stock-based compensation expense.

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

We have not made any material changes in the accounting methodology we use to assess impairment loss for the years ended December 31, 2014, 2013 and 2012.

During 2014, a net $1.9 million charge was recorded as a result of a $4.2 million write-down on certain fixed assets considered excess following our Strategic Restructuring, which netted against a $2.3 million gain on the sale of certain surplus fixed assets. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may record material losses.

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

We have not made any material changes in the accounting methodology we used to measure our deferred tax asset valuation allowance for the years ended December 31, 2014, 2013 and 2012. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to record our valuation allowances for deferred tax assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future taxable income, we may record material income tax benefits.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	89.0	93.8	101.1
Gross profit (loss)	11.0%	6.2%	(1.1%)

Research and development expense	30.9	28.8	39.0
Selling and administrative expenses	19.8	17.7	21.5
Restructuring charges	7.1	1.4	2.1
Operating loss	(46.8%)	(41.7%)	(63.7%)

Interest income	-	0.2	0.5
Interest expense	(0.4)	(0.1)	-
Other income, net	2.1	1.4	1.2

Net loss	(45.1%)	(40.2%)	(62.0%)

2014 COMPARED TO 2013

NET SALES. Net sales for the year ended December 31, 2014 decreased 35.7% to $86.3 million, compared to net sales for the year ended December 31, 2013 of $134.2 million. The net sales decrease primarily resulted from a decrease in demand for our Mobile products in line with our Strategic Restructuring toward Infrastructure, slightly offset by increased Infrastructure product sales.

Net sales for the year ended December 31, 2014 of the Company’s Infrastructure products increased 8.2% to $39.2 million compared to net sales for the year ended December 31, 2013 of $36.2 million. The increase in sales was primarily due to increased demand in CATV and small cell infrastructure markets.

Net sales for the year ended December 31, 2014 of the Company’s Mobile products decreased 51.9% to $47.1 million compared to net sales for the year ended December 31, 2013 of $98.0 million. The decrease in sales was primarily due to decreased demand for our cellular and WiFi products used in mobile applications.

GROSS MARGIN. Gross margin for 2014 increased to 11.0% of net sales, compared with 6.2% of net sales in the prior year. The increase in gross margin, despite the reduction in revenue, was primarily due to manufacturing cost improvements achieved from restructuring and the increase in Infrastructure product mix.

RESEARCH & DEVELOPMENT. Company-sponsored Research and development (R&D) expenses decreased 30.8% during 2014 to $26.7 million from $38.6 million during 2013. The decrease was primarily due to cost savings achieved from our Strategic Restructuring and focus on Infrastructure, while limiting activities in Mobile and our tight spending focus on key projects.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 28.2% during 2014 to $17.1 million from $23.8 million in 2013. The decrease was primarily due to savings achieved from our Strategic Restructuring and ongoing cost reduction actions.

RESTRUCTURING CHARGES. During 2014, we executed a Strategic Restructuring that included workforce reductions that eliminated approximately 150 positions throughout the Company and recorded related restructuring charges of $4.2 million, for severance, related benefits and other costs. During 2013, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company and recorded a restructuring charge of $1.9 million, for severance, related benefits and other costs.

During 2014, Restructuring charges also included a net $1.9 million charge associated with fixed assets. During 2014, a $4.2 million fixed assets restructuring charge was recorded to write down certain surplus manufacturing assets to their current market value based on expected cash proceeds for the sale of these fixed assets. The $4.2 million charge has been reduced by a related $2.3 million gain realized on the sale of certain surplus manufacturing assets.

OTHER INCOME, NET. During 2014 and 2013, Other income of $1.8 million and $1.9 million, respectively, was primarily from redemption proceeds received on auction rate securities which were in excess of our amortized cost basis. Our auction rate securities have been fully-liquidated as of December 31, 2014.

2013 COMPARED TO 2012

NET SALES. Net sales for the year ended December 31, 2013 increased 19.2% to $134.2 million, compared to net sales for the year ended December 31, 2012 of $112.6 million. The net sales increase primarily resulted from an increase in demand for WiFi mobile products.

Net sales for the year ended December 31, 2013 of the Company’s Infrastructure products increased 4.7% to $36.2 million compared to net sales for the year ended December 31, 2012 of $34.6 million. The increase in sales was primarily due to increased demand for WiFi and Cellular infrastructure applications, partly offset by decreased demand for CATV applications.

Net sales for the year ended December 31, 2013 of the Company’s Mobile products increased 25.6% to $98.0 million compared to net sales for the year ended December 31, 2012 of $78.0 million. The increase in sales was primarily due to increased market demand for our WiFi mobile products in cellular handset and tablet applications.

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

OTHER INCOME, NET. During 2013 and 2012, Other income of $1.9 million and $1.4 million, respectively, was primarily from redemptions proceeds received on auction rate securities which were in excess of our amortized cost basis.

LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 2014, we had $18.4 million of cash, of which $4.0 million was drawn on our revolving credit facility.

Operations used $12.5 million in cash during 2014, primarily as a result of our operating results adjusted for non-cash expenses, as partly offset by $10.1 million in cash provided by working capital movements. Investing activities provided $6.0 million of cash during 2014, consisting of net sales of marketable securities of $3.5 million and proceeds received from the sale of fixed assets of $3.3 million, partly offset by purchases of fixed assets of $0.8 million. Financing activities provided $4.0 million of cash during 2014, from drawings under our working capital credit facility.

At December 31, 2014, the Company had unconditional purchase obligations of approximately $2.8 million.

We believe that our existing sources of capital, including our existing cash and available credit facility, will be adequate to satisfy operational needs and anticipated capital needs for at least the next twelve months. We may elect to finance all or part of our future capital requirements through additional equity or debt financing. There can be no assurance that such additional financing would be available on satisfactory terms. See “Risk Factors – We face a risk that capital needed for our business will not be available when we need it.”

The table below summarizes required cash payments as of December 31, 2014:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	5,282	2,601	2,539	142	-
Unconditional purchase obligations	2,794	2,794	-	-	-
Total contractual cash obligations	$8,076	$5,395	$2,539	$142	$-

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) to the FASB’s Accounting Standards Codification.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. We are in the process of evaluating the impact of this guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most current revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. It also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The amended guidance permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the adoption method and the impact of adopting this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective prospectively for fiscal and interim periods beginning on or after December 15, 2014. Adoption of this guidance could impact future dispositions by the Company.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and credit line borrowings are exposed to changes in short-term interest rates. We continually monitor our exposure to changes in interest rates.

The Company maintains a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”), which provides the Company with a two-year revolving credit facility of $10 million that expires on October 24, 2016. The interest rate on the outstanding balance under the SVB Loan Agreement is Prime plus 0.5%. As of December 31, 2014, $4.0 million was outstanding under the SVB Loan Agreement. Our primary interest rate exposure results from changes in short-term interest rates. Therefore, a 100 basis-point increase in the Prime rate could result in incremental interest expense of approximately $0.04 million. We have not entered into any interest rate hedging arrangements.

We maintain our cash primarily in business operating cash accounts and money market funds in order to protect principal, maintain liquidity as well as fund operations. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense. Fluctuations in interest rates can have an impact on our future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

We believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 6, 2015

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012

Net sales	$86,282	$134,242	$112,643
Cost of sales	76,793	125,922	113,869
Gross profit (loss)	9,489	8,320	(1,226)

Research and development expenses	26,708	38,585	43,892
Selling and administrative expenses	17,094	23,813	24,289
Restructuring charges	6,098	1,915	2,338
	49,900	64,313	70,519

Operating loss	(40,411)	(55,993)	(71,745)

Interest income	7	237	528
Interest expense	(303)	(82)	-
Other income, net	1,817	1,859	1,364

Net loss	$(38,890)	$(53,979)	$(69,853)

Basic and diluted loss per share	$(0.45)	$(0.67)	$(0.99)

Weighted average basic and diluted common shares outstanding used in computing loss per share	85,810	80,991	70,721

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(38,890)	$(53,979)	$(69,853)
Other comprehensive (loss) income:
Unrealized gain on marketable securities	81	1,371	2,193
Foreign currency translation adjustment	-	3	6

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive (loss) income	(1,728)	(1,779)	(1,393)
Comprehensive loss	$(40,537)	$(54,384)	$(69,047)

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$18,430	$20,947
Short-term marketable securities	-	3,447
Accounts receivable, net of allowance for doubtful accounts of $172 at December 31, 2014 and December 31, 2013	5,335	15,156
Inventories	13,844	21,114
Prepaid expenses and other current assets	2,721	3,628
Assets held for sale	335	-

Total current assets	40,665	64,292

Plant and equipment
Equipment and furniture	190,718	203,797
Leasehold improvements	46,850	46,850
Projects in process	1,415	4,832
	238,983	255,479
Less accumulated depreciation and amortization	221,812	222,303
	17,171	33,176
Other assets	180	213
	$58,016	$97,681
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$5,913	$13,043
Accrued liabilities	3,419	4,380
Accrued restructuring costs	904	245
Bank borrowings	4,000	-
Total current liabilities	14,236	17,668

Other long-term liabilities	1,122	1,604

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2014 and 2013, and 86,878 and 84,437 issued at December 31, 2014 and 2013, respectively	869	844
Additional paid-in capital	642,683	637,922
Accumulated deficit	(600,635)	(561,745)
Accumulated other comprehensive income	-	1,647
Treasury stock at cost: 115 shares at December 31, 2014 and 2013	(259)	(259)
Total stockholders’ equity	42,658	78,409
	$58,016	$97,681

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balance, December 31, 2011	69,394	$694	(115)	$(259)	$602,757	$(437,913)	$1,246	$166,525

Stock options exercised	950	10			1,913			1,923
Shares issued under employee stock purchase plan	407	4			823			827
Restricted stock activity, net of forfeitures	1,102	11			(11)			-
Amortization of stock-based compensation					5,797			5,797
Other comprehensive income							806	806
Net loss						(69,853)		(69,853)

Balance, December 31, 2012	71,853	$719	(115)	$(259)	$611,279	$(507,766)	$2,052	$106,025

Issuance of common stock in public offering, net of expenses	10,704	107	-	-	19,568	-	-	19,675
Stock options exercised	70	-			132			132
Shares issued under employee stock purchase plan	271	3			442			445
Restricted stock activity, net of forfeitures	1,539	15			(15)			-
Amortization of stock-based compensation					6,516			6,516
Other comprehensive income							(405)	(405)
Net loss						(53,979)		(53,979)

Balance, December 31, 2013	84,437	$844	(115)	$(259)	$637,922	$(561,745)	$1,647	$78,409

Stock options exercised	5	-			10			10
Shares issued under employee stock purchase plan	158	2			102			104
Restricted stock activity, net of forfeitures	2,278	23			(23)			-
Amortization of stock-based compensation					4,672			4,672
Other comprehensive income							(1,647)	(1,647)
Net loss						(38,890)		(38,890)

Balance, December 31, 2014	86,878	$869	(115)	$(259)	$642,683	$(600,635)	$-	$42,658

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,890)	$(53,979)	$(69,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,317	14,510	16,530
Amortization	164	97	636
Stock based compensation	4,672	6,516	5,797
Marketable securities recovery and accretion	(1,728)	(1,779)	(1,393)
Loss (gain) on disposal of equipment	1,812	(177)	(89)
Changes in operating assets and liabilities:
Accounts receivable	9,821	(2,923)	5,096
Inventories	7,270	(2,274)	893
Prepaid expenses and other assets	899	(433)	191
Accounts payable	(7,130)	(1,056)	2,194
Accrued and other liabilities	(784)	(525)	(3,608)
Net cash used in operating activities	(12,577)	(42,023)	(43,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(850)	(6,464)	(2,816)
Proceeds from sale of equipment	3,343	3	47
Purchases of marketable securities	-	(8,130)	(34,530)
Proceeds from sales and redemptions of marketable securities	3,528	32,563	70,409
Net cash provided by investing activities	6,021	17,972	33,110

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock, net of related costs	114	20,252	2,750
Proceeds from bank borrowings	19,582	-	-
Repayments of bank borrowings	(15,582)	-	-
Payment for financing fees	(75)	(203)	-
Net cash provided by financing activities	4,039	20,049	2,750

Net decrease in cash and cash equivalents	(2,517)	(4,002)	(7,746)
Cash and cash equivalents at beginning of period	20,947	24,949	32,695
Cash and cash equivalents at end of period	$18,430	$20,947	$24,949

Supplemental disclosures of cash flow information:
Net taxes paid	$144	$133	$152
Interest paid	150	24	-

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ANADIGICS, Inc. (the “Company”) is a global leader in technology, design, and manufacturing of RF semiconductor solutions for infrastructure and mobile communications and data transmission markets. The Company’s product portfolio includes line amplifiers, reverse path amplifiers, PAs, and FEICs. CATV products provide the critical link within CATV infrastructure communications networks, as well as CPE devices, such as set-top boxes and cable modems. WiFi infrastructure products enable wireless connectivity for infrastructure and multimedia applications, including access points, routers, media gateways, and set-top boxes. Wireless infrastructure products are components in 3G and 4G Small-Cell base stations, including picocells, enterprise-class femtocells, and CPE devices that help carriers expand broadband network coverage and support greater levels of data transmission. Cellular infrastructure products are also used in 3G and 4G IoT applications, including automotive, M2M, and industrial devices. WiFi mobile products are designed to enable WiFi connectivity in smartphones, tablets, notebooks, and portable gaming systems. Cellular mobile products enable 3G and 4G wireless connectivity in mobile handsets, smartphones, tablets, and notebooks. Our newly introduced Foundry services offer capacity for large-scale VCSEL wafer processing and testing.

The Company designs, develops, and manufactures RFIC’s primarily using GaAs compound semiconductor substrates with various process technologies, including MESFET, pHEMT and HBT. The Company’s patented InGaP-Plus technology, combines InGaP HBT and pHEMT processes on a single substrate, enabling it to integrate the PA function and the RF active switch function on the same die. Additionally, the Company has VCSEL process technology and test capabilities that enable high yields with enhanced uniformity. The Company fabricates substantially all of its ICs in its six-inch diameter GaAs wafer fabrication facility.

The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and determined that there were no subsequent events to recognize or disclose in these consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: allowance for doubtful accounts, recoverability and valuation of inventories, impairment of property and equipment, warranty reserve, valuation of stock-based compensation, reserves for distributor arrangements and returns, valuation of certain marketable securities, useful lives and amortization periods and recoverability of long-lived assets.

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

Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2014		2013		2012
Customer (primary application)	$	%	$	%	$	%
Samsung Electronics (Mobile)	22,479	26%	54,187	40%	34,372	31%
Huawei Technologies (Infrastructure / Mobile)	18,718	22%	15,731	12%	15,169	14%
Murata (Mobile)	<10%	<10%	14,274	11%	<10%	<10%
ZTE Corporation (Mobile)	<10%	<10%	<10%	<10%	12,818	11%

Accounts receivable at December 31, 2014 and 2013 from the greater than 10% customers accounted for 66% and 58% of total accounts receivable, respectively.

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

INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2014 and 2013. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates to the FASB’s Accounting Standards Codification.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most current revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. It also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The amended guidance permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the adoption method and the impact of adopting this guidance on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective prospectively for fiscal and interim periods beginning on or after December 15, 2014. Adoption of this guidance could impact future dispositions by the Company.

2. RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING

During 2014, the Company implemented workforce reductions that eliminated approximately 150 positions throughout the Company which resulted in the Company recording a restructuring charge of $4,199 for severance, related benefits and other costs. The workforce reductions principally related to the Company’s strategic restructuring to lower operating costs while increasing its infrastructure presence (“Strategic Restructuring”).

During 2013 and 2012, the Company implemented workforce reductions that eliminated approximately 25 and 40 positions, respectively, throughout the Company, resulting in restructuring charges of $1,915 and $2,338, respectively, for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

	Workforce-related	Lease-related	Total
December 31, 2012 balance	$395	$-	$395
Restructuring expense	1,915	-	1,915
Payments	(2,065)	-	(2,065)
December 31, 2013 balance	$245	$-	$245
Restructuring expense	4,002	197	4,199
Payments	(3,502)	(38)	(3,540)
December 31, 2014 balance	$745	$159	$904

OTHER CHARGES

During 2014, the Company reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $4,201 to write down certain assets to their current market value based on proceeds expected from their sale. As a result of the Strategic Restructuring, certain of these fixed assets were classified as held for sale with a value of $3,766. During 2014, the Company recorded proceeds of $3,256 on the sale of certain assets held for sale and offset their related $2,302 net gain against Restructuring charges. Improvements in the Company’s business prospects following the Strategic Restructuring resulted in the decision to retain and use certain assets previously held for sale with a carrying value of $1,764 which are now classified and depreciated within fixed assets. As of December 31, 2014, $335 represents the carrying value of the remaining assets held for sale.

During the second quarter of 2014, the Company recorded a charge of $2,080 to Cost of sales for inventory write-downs on certain excess Mobile inventory.

3. SEGMENTS

The Company has one reportable segment. Its ICs are primarily manufactured using common manufacturing facilities located in the same domestic geographic area. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions. All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or operating segment information. The Company’s business units share similar long term business models, research and development expenses and selling and administrative expenses. The Company has concluded at December 31, 2014 that it has only one reportable segment. The Company will re-assess its conclusions at least annually.

The Company classifies its revenues based upon the end application of the product in which its ICs are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2014	2013	2012
Infrastructure	$39,161	$36,199	$34,584
Mobile	47,121	98,043	78,059
Total	$86,282	$134,242	$112,643

The Company sells to five geographic regions: Asia, Europe, Latin America, USA and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the five geographic regions are as follows:

	Year Ended December 31,
	2014	2013	2012
Asia	$77,954	$125,027	$92,652
Europe	1,458	1,680	3,881
Latin America	5,128	5,669	9,101
USA	1,742	1,865	6,601
Other	-	1	408
Total	$86,282	$134,242	$112,643

4. FAIR VALUE AND MARKETABLE SECURITIES

As of December 31, 2014, we have no auction rate securities outstanding.

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents a summary of fair value information for available-for-sale securities:

			Fair Value Measurements at Reporting Date Using
Security Type	Amortized Cost Basis (1)	Fair Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Former-auction corporate debt security (2)	$1,800	$2,997	$2,997	$-
Auction Rate Security - Preferred Equity	-	450	-	450
Total at December 31, 2013	$1,800	$3,447	$2,997	$450

Total at December 31, 2014	$-	$-	$-	$-

(1) Difference between amortized cost basis and fair value represents gross unrealized gains.

(2) Available for sale debt security with contractual maturity in excess of 10 years.

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

The table below provides a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation.

($ in 000’s)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Years ended December 31, 2013 and 2014
Preferred Equity Security Monoline insurers (a)
Balance December 31, 2012	$1,568
Transfers out of Level 3	-
Total gains or losses realized/unrealized
Included in net loss	872
Included in other comprehensive income	10
Redemptions	(2,000)
Ending Balance December 31, 2013	$450
Transfers out of Level 3	-
Total gains or losses realized/unrealized
Included in net loss	568
Included in other comprehensive income	(450)
Redemptions	(568)
Ending Balance December 31, 2014	$-

(a) Preferred securities issued by subsidiaries of two publicly-held debt default insurers.

5. INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013
Raw materials	$4,584	$7,323
Work in progress	3,052	8,424
Finished goods	6,208	5,367
Total	$13,844	$21,114

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2014	2013
Accrued compensation	$1,440	$1,844
Warranty reserve	237	383
Other	1,742	2,153
	$3,419	$4,380

Changes in the Company’s product warranty reserve are as follows:

	Year ended December 31
	2014	2013	2012
Beginning balance	$383	$770	$430
Additions charged to costs and expenses	515	554	1,507
Claims processed	(661)	(941)	(1,167)
Ending balance	$237	$383	$770

7. COMMITMENTS AND CONTINGENCIES

The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire through 2016. Rent expense was $2,278, $2,350, $2,567, in 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, there were no capital lease obligations outstanding. The future minimum lease payments under the noncancelable operating leases, excluding deferred rent adjustments. are as follows:

YEAR	Operating Leases
2015	$2,601
2016	2,351
2017	188
2018	131
2019	11
Thereafter	-
Total minimum lease payments	$5,282

In addition to the above, at December 31, 2014, the Company had unconditional purchase obligations of approximately $2,794.

8. INCOME TAXES

There were no current and deferred components of income taxes for the years ended December 31, 2014, 2013, and 2012.

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

Significant components of the Company’s net deferred taxes as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax balances
Accruals/reserves	$6,709	$7,652
Net operating loss carryforwards	211,749	210,894
Research and experimentation credits	14,089	14,414
Deferred rent expense	400	614
Difference in basis of plant and equipment	9,445	9,791
Valuation allowance	(242,392)	(243,365)
Net deferred tax assets	-	-

As of December 31, 2014, the Company had net operating loss carryforwards of approximately $612,604 for federal and $272,022 for state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

At December 31, 2014, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and vesting of restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2014, the Company has excess tax benefits, related to stock-based compensation of $11,532 which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2014		2013		2012
Tax at U.S. statutory rate	$(13,612)	(35.0)%	$(18,893)	(35.0)%	$(24,448)	(35.0)%
Effect of permanent items	3	-	6	-	163	0.2
State and foreign tax (benefit), net of federal tax effect	(253)	(0.6)	(1,754)	(3.2)	(2,255)	(3.2)
Research and experimentation tax credits, net	325	0.8	(328)	(0.6)	(33)	(0.1)
Effect of tax rate change	15,183 *	39.0	-	-	-	-
Valuation allowance, net	(973)	(2.5)	28,118	52.1	23,802	34.1
Worthless stock deduction	-	-	(4,997)	(9.3)	-	-
Other	(673)	(1.7)	(2,152)	(4.0)	2,771	4.0
(Benefit from) provision for income taxes	$-	-%	$-	-%	$-	-%

* Effect of state tax amendment N.J.S.A. 54:10A-6 which replaced a three-fraction allocation formula of the Corporation Business Tax allocation factor with a single sales fraction formula.

9. STOCKHOLDERS' EQUITY

On December 17, 1998, the Company adopted a Shareholders’ Rights Agreement dated as of December 17, 1998 (as amended by Amendment No. 1 dated as of November 30, 2000 and Amendment No. 2 dated as of October 2, 2008), by and between ANADIGICS, Inc. and Computershare, Inc., as the Rights agent (as amended, the “Rights Agreement”). Pursuant to the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of ANADIGICS, Inc. common stock, par value $0.01 per share, held by stockholders of record as of the close of business on December 31, 1998. The rights were scheduled to expire on December 17, 2018, unless earlier redeemed or exchanged, pursuant to the terms of the Rights Agreement. On April 24, 2014, the Board of Directors of the Company voted to terminate the Rights Agreement by approving an amendment (the “Amendment”) to the Rights Agreement to accelerate the final expiration date of the rights (the “Rights”) to April 25, 2014. As a result of the Amendment, as of the close of business on April 25, 2014, the Rights are no longer outstanding nor exercisable, and the Rights Agreement was effectively terminated.

NASDAQ LISTING

The Company’s common stock currently trades on the NASDAQ Global Market (“NASDAQ”). On August 11, 2014, the Company received a letter from NASDAQ notifying the Company that it did not comply with the $1.00 minimum closing bid price requirement for continued listing under the NASDAQ Listing Rules. The Company was provided a period of 180 calendar days, or until February 9, 2015, during which to regain compliance. The Company's common stock subsequently maintained a closing bid price of at least $1.00 per share for 10 consecutive business days, from January 26, 2015 to February 6, 2015, enabling the Company to regain compliance with the NASDAQ Listing Rule. The Company’s common stock will therefore maintain its listing on the NASDAQ.

STOCK OFFERING

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

Employees and outside directors have been granted restricted stock units and options to purchase shares of common stock under the Plans. An aggregate of 4,913, 5,100 and 24,850 shares of common stock were reserved for issuance under the 1995 Plan, the 1997 Plan and the 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock units and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of 10 years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

In 1995, the Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 6,694 shares of common stock were reserved for offering under the ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the ESP Plan, shares purchased and the applicable per share price were 158 ($0.66), 271 ($1.64) and 407 ($2.04) for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-based compensation expense arises from the amortization of restricted stock units, unamortized stock option grants and from the ESP Plan. The Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2014	2013	2012
Amortization of restricted stock units	$4,528	$6,239	$4,813
Amortization of ESP Plan	44	149	314
Amortization of stock option awards	100	128	670
Total stock-based compensation	$4,672	$6,516	$5,797

By Financial Statement line item
Cost of sales	$861	$1,041	$888
Research and development expenses	1,744	2,118	1,626
Selling and administrative expenses	2,067	3,428	3,218
Restructuring charges	-	(71)	65

No tax benefits have been recorded due to the Company’s full valuation allowance position.

RESTRICTED STOCK UNITS

Under the Plans, the Company grants restricted stock units to its employees. The value of restricted stock units are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years. Restricted stock units are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock units and stock option awards are forfeited annually (exclusive of performance-based restricted stock units and performance-based option shares, as described below). Restricted stock units do not carry voting, forfeitable dividend rights, and cannot be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock units and for stock options during the period from January 1, 2012 to December 31, 2014 is presented in tabular form below:

	Restricted Stock Units				Stock Options
	Time-based		Performance-based		Time-based		Performance-based
	Units	WA price/ unit	Units	WA price/ unit	Issuable upon exercise	WA exercise price	Issuable upon exercise	WA exercise price

Shares outstanding at December 31, 2011	1,970	$5.52	-	-	4,025	$4.39	250	$3.24
Granted	661	2.32	-	-	13	1.97	-	-
Shares vested/options exercised	(1,102)	4.69	-	-	(950)	2.02	-	-
Forfeited/expired	(99)	6.21	-	-	(760)	5.42	(83)	3.24
Balance at December 31, 2012	1,430	$4.63	-	$-	2,328	$5.01	167	$3.24
Granted	2,949	2.12	560	2.02	13	2.26	-	-
Shares vested/options exercised	(1,539)	3.34	-	-	(69)	1.93	-	-
Forfeited/expired (1)	(144)	3.75	(384)	2.02	(355)	4.25	(125)	3.24
Balance at December 31, 2013	2,696	$2.67	176	$2.02	1,917	$5.24	42	$3.24
Granted	2,796	1.48	433	1.84	3	1.91	-	-
Shares vested/options exercised	(2,241)	2.73	(37)	1.99	(5)	1.83	-	-
Forfeited/expired	(461)	1.82	(258)	1.90	(696)	5.98	(42)	3.24
Balance at December 31, 2014	2,790	$1.58	314	$1.87	1,219	$4.82	-	$-

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

Exercisable options and their related average exercise prices were 1,212 ($4.84), 1,840 ($5.33) and 2,011 ($5.27) as of December 31, 2014, 2013 and 2012, respectively.

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

On February 16, 2012, subject to stockholder approval of additional 2005 Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 661 time-based and 220 performance-based restricted stock units to its officers and employees. The time-based restricted stock units vested one-third on May 20, 2013 and one-third on February 18, 2014, and vest one-third on February 18, 2015. The Company performance-based restricted stock units vest based on absolute total stockholder return for one-year, two-year and three-year periods starting from the baseline date of December 31, 2011, compared to total stockholder return targets for each of the respective periods. The performance metrics for the one, two and three-year periods were not met on the Company performance-based awards, with 155 restricted stock units forfeited in 2013 and the remaining 65 restricted stock units forfeited at December 31, 2014.

On December 4, 2012, subject to stockholder approval of additional 2005 Plan shares at the Company’s 2013 Annual Stockholder Meeting (at which such approval was received), the Company awarded 660 restricted stock units to its officers and other key employees (subsequently increased by 20 units to an additional officer in July 2013). Fifty percent of these restricted stock units have time-based vesting conditions and fifty percent have performance-based vesting conditions. The restricted stock units vest one-third annually in May 2014, 2015, and 2016 (August 2014, 2015 and 2016 vest for the July 2013 grant). The Company performance-based awards were evaluated based on the Company’s adjusted cash flow from operations for the year ended December 31, 2013, with 34.8% of the Company performance metrics achieved and 229 units forfeited at December 31, 2013. During the year ended December 31, 2014, 5 units forfeited, 37 units were released upon vest, and the remaining 69 units will vest over the next two years.

On February 13, 2014, the Company awarded 825 restricted stock units to its officers and other key employees (subsequently increased by 40 units awarded to an additional officer in July 2014) where fifty percent of these restricted stock units have time-based vesting conditions and fifty percent (assuming maximum goal performance) have market performance-based vesting conditions contingent upon the Company’s relative shareholder returns measured against the peer group companies. The restricted stock units will vest, if at all, one-third annually in March 2015, 2016, and 2017. The market performance-based awards will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Company performance within the 75th percentile tier in a measurement period would result in maximum performance attainment, while performance below the 25th-percentile results in no vesting for that period. The performance-based restricted stock units have an average fair value of $1.84 on the date of grant, calculated with the assistance of a valuation consultant using a Monte Carlo Simulation model. As of December 31, 2014, the performance metric for year one was not met on the market performance-based awards and to date, 187 of these restricted stock units have been forfeited.

The total fair value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 were $3,171, $3,052 and $2,208, respectively. The intrinsic value of exercised options during the years ended December 31, 2014, 2013 and 2012 were $1, $14 and $512, respectively.

Weighted average information as of December 31, 2014

Options currently exercisable
Shares issuable upon exercise	1,212
Weighted average exercise price	$4.84
Weighted average remaining contractual term (years)	3.4
Weighted average remaining contractual term for outstanding options (years)	3.4

Intrinsic value of exercisable options	$-
Intrinsic value of outstanding options	$-
Unrecognized stock-based compensation cost
Option plans	$5
Restricted stock	$2,379
Weighted average remaining vest period for option plans (years)	1.6
Weighted average remaining vest period for restricted stock (years)	1.1

Stock options outstanding at December 31, 2014 are summarized as follows:

Range of exercise prices			Outstanding Options at December 31, 2014	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2014	Weighted average exercise price

$1.23	-	$1.93	449	3.4	$1.93	444	$1.93
$2.00	-	$3.24	275	6.1	$3.19	274	$3.19
$3.30	-	$8.79	134	2.4	$5.59	134	$5.59
$8.84	-	$18.98	361	1.7	$9.39	360	$9.39

VALUATION FOR ESP PLAN AND STOCK OPTION AWARDS

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2014, 2013 and 2012 are summarized below.

	Year ended December 31,
	2014	2013	2012
Stock option awards:
Risk-free interest rate	1.7%	0.8%	1.0%
Expected volatility	58%	72%	70%
Average expected term (in years)	5	5	5
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$0.97	$1.36	$1.14

ESP Plan:
Risk-free interest rate	0.3%	0.1%	0.2%
Expected volatility	72%	51%	61%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$0.28	$0.55	$0.77

The Company regularly assesses the assumptions used in its option valuation. For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility. For equity awards with expected terms of greater than one year, the Company used a combination of implied and historical volatility for options granted in the years ended December 31, 2014, 2013 and 2012. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Company previously matched 30% of employee contributions up to 10% of their gross pay; however, as a cost reduction during the second quarter of 2014, the Company discontinued matching 401(k) contributions. The Company recorded expense relating to plan contributions of $220, $829, and $855 for the years ended December 31, 2014, 2013 and 2012, respectively.

11. LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Year ended December 31,
	2014	2013	2012
Weighted average common shares for basic loss per share	85,810	80,991	70,721
Effect of dilutive securities:
Stock options (*)	-	-	-
Unvested restricted stock (*)	-	-	-
Adjusted weighted average shares for diluted loss per share	85,810	80,991	70,721
*	Incremental shares from restricted stock and stock options are computed using the treasury stock method.

Dilution arising from the Company's outstanding stock options or unvested restricted stock was not included in the years ended December 31, 2014, 2013 and 2012 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options or unvested restricted stock is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2014	2013	2012
Stock options	1,219	1,959	2,495
Unvested restricted stock	3,104	2,872	1,430

12. OTHER ACCUMULATED COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$2,055	$(3)	$2,052
Other comprehensive income before reclassifications	1,371	3	1,374
Amounts reclassified from accumulated other comprehensive income *	(1,779)	-	(1,779)
Net current period other comprehensive income	(408)	3	(405)
Balance at December 31, 2013	$1,647	$-	$1,647
Other comprehensive income before reclassifications	81	-	81
Amounts reclassified from accumulated other comprehensive income *	(1,728)	-	(1,728)
Net current period other comprehensive income	(1,647)	-	(1,647)
Balance at December 31, 2014	$-	$-	$-

* Amounts reclassified are recorded within Other income, net in the Consolidated Statements of Operations

13. BANK BORROWINGS UNDER CREDIT FACILITY

On October 24, 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides the Company with a two-year revolving credit facility of $10,000 that expires on October 24, 2016. The Credit Agreement enables borrowings based upon 85% of eligible accounts receivable and is secured by certain insured accounts receivable and substantially all of the Company’s other assets. The SVB Loan Agreement requires compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the SVB Loan Agreement is Prime plus 0.5%. The SVB Loan Agreement contains a fee for any unused portion of the facility. As of December 31, 2014, the Company was in compliance with its covenants and $4,000 was outstanding under the SVB Loan Agreement.

In April 2013, the Company entered into a Revolving Credit and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, N.A. The PNC Credit Agreement was amended in December 2013 and further amended on April 30, 2014, to revise the minimum EBITDA covenants. The PNC Credit Agreement provided the Company with a three-year revolving credit facility of $11,000 that was scheduled to expire on April 30, 2016. The PNC Credit Agreement was secured by certain cash balances with borrowing availability based upon accounts receivable and compliance with covenants, including minimum EBITDA (as defined in the PNC Credit Agreement) and certain capital expenditure limits. The Company was permitted to elect to borrow at rates approximating LIBOR plus 3.25%. The PNC Credit Agreement contained a fee for any unused portion of the facility. On April 30, 2014, the Company entered into an Amended and Restated Collateral Assignment of Account which secured the Company’s existing and future obligations to the Lenders with a Company business account. On October 24, 2014, all outstanding amounts due under the PNC Credit Facility were satisfied in full and the PNC Credit Facility was terminated.

14. LEGAL PROCEEDINGS

The Company is a party to ordinary course litigation arising out of the operation of our business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

2014 and 2013 Quarterly Financial Data

The following table sets forth certain unaudited results of operations for each quarter during 2014 and 2013. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted loss per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2014				2013
	Dec. 31	Sep. 27	June 28	Mar. 29	Dec. 31	Sep. 28	June 29	Mar. 30

Net sales	$20,879	$18,871	$23,261	$23,271	$36,286	$37,011	$34,565	$26,380
Cost of sales	17,139	16,038	22,616	21,000	31,640	32,912	34,269	27,101
Gross profit (loss)	3,740	2,833	645	2,271	4,646	4,099	296	(721)
Research and development expenses	5,270	5,600	7,262	8,576	9,321	9,551	9,433	10,280
Selling and administrative expense	3,640	3,792	4,536	5,126	5,574	5,782	6,215	6,242
Restructuring charges	133	105	4,409	1,451	-	-	-	1,915
Operating loss	(5,303)	(6,664)	(15,562)	(12,882)	(10,249)	(11,234)	(15,352)	(19,158)
Interest income	-	1	1	5	33	46	65	93
Interest expense	(134)	(76)	(60)	(33)	(31)	(31)	(20)	-
Other income, net	-	70	587	1,160	290	15	1,508	46
Net loss	$(5,437)	$(6,669)	$(15,034)	$(11,750)	$(9,957)	$(11,204)	$(13,799)	$(19,019)

Net loss per share:
Basic	$(0.06)	$(0.08)	$(0.18)	$(0.14)	$(0.12)	$(0.13)	$(0.17)	$(0.26)
Diluted	$(0.06)	$(0.08)	$(0.18)	$(0.14)	$(0.12)	$(0.13)	$(0.17)	$(0.26)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of ANADIGICS Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 6, 2015

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has adopted a Code of Conduct and Business Ethics that applies to directors, officers and employees, including the Chairman and Chief Executive Officer, and Chief Financial Officer and has posted such code on its website at (www.anadigics.com). Changes to and waivers granted with respect to the Company’s Code of Conduct and Business Ethics for officers and directors that are required to be disclosed pursuant to the applicable rules and regulations will be filed on a current report on Form 8-K and posted on the Company website.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION.

    The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2014 and 2013
-	Consolidated Statements of Operations - Year ended December 31, 2014, 2013 and 2012
-	Consolidated Statements of Comprehensive Loss - Year ended December 31, 2014, 2013 and 2012
-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2014, 2013 and 2012
-	Consolidated Statements of Cash Flows - Year ended December 31, 2014, 2013 and 2012
-	Notes to Consolidated Financial Statements

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
4.4

Rights Agreement dated as of December 17, 1998 between the Company and Chase Mellon Shareholder Services L.L.C., as Rights Agent. Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 17, 1998; as amended in the Company’s Current Report on Form 8-K dated April 25, 2014; each as incorporated herein by reference.

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

4.7

Amendment No. 3 dated as of April 24, 2014 to Rights Agreement between Anadigics, Inc. and Computershare, Inc., as the Rights Agent. Filed as an exhibit to the company’s Current Report on Form 8-K dated April 25, 2014, and incorporated herein by reference.

10.1	Employee Savings and Protection Plan. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-89928), and as incorporated herein by reference.
10.2	Amended and Restated Employee Stock Purchase Plan. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 16, 2008 and incorporated herein by reference; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2010 and incorporated herein by reference; as amended and filed herewith as an Exhibit (*).
10.3

Lease Agreement between United States Land Resources, L.P. (and its successor in interest, Warren Hi-Tech Center, L.P.), and the Company dated as of April 26, 1996. Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-20783); as amended in the Company’s Annual Report filed on Form 10-K405 dated March 29, 2002; each as incorporated herein by reference.

10.4

Amended and Restated 2005 Long Term Incentive and Share Award Plan. Filed as an exhibit to the Company’s current report on Form 8-K filed on May 16, 2008; as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2010, and as amended and filed as an exhibit to the Company’s Current Report on Form 8-K dated May 9, 2013; each as incorporated herein by reference.

10.5

Employment Agreement between the Company and Ron Michels, dated as of September 30, 2013. Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2013; and as incorporated herein by reference.

10.6

Employment Agreement between the Company and John Van Saders, dated as of March 28, 2011. Filed as an exhibit to the Company’s Current Report on Form 8-KA dated April 19, 2011; and as incorporated herein by reference.

10.7

Employment Agreement between the Company and Terrence G. Gallagher, dated as of November 14, 2011. Filed as an exhibit to the Company’s Current Report on Form 8-KA filed on December 19, 2011; and as incorporated herein by reference.

10.8

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

10.10

Employment Agreement between the Company and Timothy Laverick, dated as of April 3, 2012. Filed as an exhibit to the Company’s Current Report on Form 10-Q filed on August 7, 2014; and as incorporated herein by reference.

10.11

Loan and Security Agreement, dated as of October 24, 2014, between the Company and Silicon Valley Bank. Filed as an exhibit to the Company's Current Report on Form 8-K dated October 27, 2014, and incorporated herein by reference

*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
*32.1	Section 1350 Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Terrence G. Gallagher, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
* Filed herewith

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

ANADIGICS, INC.

BY: /s/ Ronald Michels

-----------------------------------------

Ronald Michels

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

March 6, 2015

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ronald Michels	Chairman and Chief Executive Officer	March 6, 2015
Ronald Michels

/s/ Terrence G. Gallagher	Executive Vice President and Chief Financial Officer	March 6, 2015
Terrence G. Gallagher

/s/ David Fellows	Director	March 6, 2015
David Fellows

/s/ Harry T. Rein	Director	March 6, 2015
Harry T. Rein

/s/ Ronald Rosenzweig	Director	March 6, 2015
Ronald Rosenzweig

/s/ Dennis Strigl	Director	March 6, 2015
Dennis Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2014:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-		$172
Reserve for excess and obsolete inventory	3,978	3,010	(297)	(1)	6,691

Year ended December 31, 2013:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-		$172
Reserve for excess and obsolete inventory	5,887	122	(2,031)	(1)	3,978

Year ended December 31, 2012:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-		$172
Reserve for excess and obsolete inventory	5,559	1,317	(989)	(1)	5,887

(1) Inventory write-offs to the reserve account.