Form 10-Q
period 2015-04-04
ANADIGICS INC
filed 2015-05-08
CIK 940332

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 4, 2015.

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

The number of shares outstanding of the Registrant’s common stock as of April 4, 2015 was 87,668,442 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS in thousands, EXCEPT PER SHARE AMOUNTS)

	April 4, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$17,042	$18,430
Accounts receivable, net	5,540	5,335
Inventories	11,458	13,844
Prepaid expenses and other current assets	3,299	2,721
Assets held for sale	335	335
Total current assets	37,674	40,665

Plant and equipment:
Equipment and furniture	190,890	190,718
Leasehold improvements	46,850	46,850
Projects in process	1,179	1,415
	238,919	238,983
Less accumulated depreciation and amortization	223,916	221,812
	15,003	17,171
Other assets	117	180

Total assets	$52,794	$58,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,410	$5,913
Accrued liabilities	3,059	3,419
Accrued restructuring costs	514	904
Bank borrowings	4,000	4,000
Total current liabilities	12,983	14,236

Other long-term liabilities	982	1,122

Total liabilities	13,965	15,358

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 87,783 issued at April 4, 2015 and 86,878 issued at December 31, 2014	878	869
Additional paid-in capital	643,870	642,683
Accumulated deficit	(605,660)	(600,635)
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	38,829	42,658

Total liabilities and stockholders’ equity	$52,794	$58,016

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS in thousands, except per share amounts)

	Three months ended
	April 4, 2015	March 29, 2014
	(unaudited)	(unaudited)

Net sales	$18,446	$23,271
Cost of sales	14,438	21,000
Gross profit	4,008	2,271
Research and development expenses	5,211	8,576
Selling and administrative expenses	3,803	5,126
Restructuring charges	-	1,451

Operating loss	(5,006)	(12,882)
Interest and other (expense) income, net	(19)	1,132

Net loss	$(5,025)	$(11,750)

Basic and diluted loss per share	$(0.06)	$(0.14)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	87,108	84,763

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS in thousands)

	Three months ended
	April 4, 2015	March 29, 2014
	(unaudited)	(unaudited)

Net loss	$(5,025)	$(11,750)

Other comprehensive loss
Unrealized loss on marketable securities	-	(37)

Reclassification adjustment:
Effect of net recognized gain on marketable securities reclassified to Interest and other (expense) income, net	-	(1,160)
Comprehensive loss	$(5,025)	$(12,947)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS in thousands)

	Three months ended
	April 4, 2015	March 29, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,025)	$(11,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,226	3,332
Amortization	9	17
Stock based compensation	1,196	1,843
Gain on marketable securities	-	(1,160)
Gain on disposal of equipment	3	-
Changes in operating assets and liabilities:
Accounts receivable	(205)	2,735
Inventories	2,386	(1,408)
Prepaid expenses and other assets	(595)	(1,499)
Accounts payable	(503)	(2,206)
Accrued liabilities and other liabilities	(890)	193

Net cash used in operating activities	(1,398)	(9,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(20)	(407)
Proceeds from sale of equipment	30	-
Proceeds from sale of marketable securities	-	2,960

Net cash provided by investing activities	10	2,553

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	10
Proceeds from bank borrowings	4,000	700
Repayments of bank borrowings	(4,000)	(700)
Net cash provided by financing activities	-	10

Net decrease in cash and cash equivalents	(1,388)	(7,340)
Cash and cash equivalents at beginning of period	18,430	20,947

Cash and cash equivalents at end of period	$17,042	$13,607

See accompanying notes.

ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) – April 4, 2015

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. The ASU became effective January 1, 2015. Adoption of this guidance did not impact the Company’s consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at April 4, 2015. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Three months ended
	April 4, 2015	March 29, 2014

Beginning balance	$237	$383
Net (release) addition charged to Cost of sales	(35)	51
Claims processed	(27)	(101)
Ending balance	$175	$333

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

2.     RESTRUCTURING AND SUBSEQUENT EVENT

RESTRUCTURING

In February 2014, the Company implemented a workforce reduction that eliminated approximately 40 positions throughout the Company, and recorded a restructuring charge of $1,451 during the first quarter of 2014 for severance, related benefits and other costs. In mid 2014, the Company implemented a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower operating costs. The strategy included expanding the Company’s presence in the infrastructure space and reducing fixed costs associated with certain legacy mobile activities through a resizing of staff and manufacturing capability. By the end of 2014 and inclusive of the aforementioned first quarter 2014 charge, approximately 150 positions were eliminated throughout the Company and a $4,199 workforce reduction charge was recorded to Restructuring charges.

Activity and liability balances related to the restructurings were as follows:

	Workforce- related	Lease-related	Total
December 31, 2013 balance	$245	-	$245
Restructuring expense	4,002	197	4,199
Payments	(3,502)	(38)	(3,540)
December 31, 2014 balance	$745	$159	$904
Payments	(350)	(40)	(390)
April 4, 2015 balance	$395	$119	$514

SUBSEQUENT EVENT

In May 2015, as an extension of its strategic shift to Infrastructure and migration of its business model, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company and anticipates recording approximately $550 of restructuring charges during the second quarter of 2015 covering severance, related benefits and other costs.

3.     FAIR VALUE AND MARKETABLE SECURITIES

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the relatively short maturity of these items.

During the first quarter of 2014, a former-auction corporate debt security held by the Company sold for $2,960, resulting in a realized gain of $1,160 which was recorded to Interest and other (expense) income, net.

4.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Inventories consist of the following:

	April 4, 2015	December 31, 2014

Raw materials	$3,536	$4,584
Work in process	2,677	3,052
Finished goods	5,245	6,208
Total	$11,458	$13,844

5.     STOCK BASED COMPENSATION

Equity Compensation Plans

As of April 4, 2015, the Company had one equity compensation plan: 2005 Long-Term Incentive and Share Award Plan (the “2005 Plan”). The 2005 Plan expired on April 6, 2015; therefore, as of that date, the Company has no shares reserved for issuance under any equity compensation plan. The Company has submitted for approval by its stockholders on May 12, 2015 a new equity compensation plan: 2015 Long-Term Incentive and Share Award Plan (the “2015 Plan”). If approved on May 12, 2015, the Company will have reserved for issuance under the 2015 Plan a maximum of 10,000 shares. Both the expired 2005 Plan and the proposed 2015 Plan provide for the granting of stock options, stock appreciation rights, restricted stock units and other share-based awards to eligible employees and directors, as defined in the respective plans.

The Company also has one employee stock purchase plan (the “ESP Plan”). As of April 4, 2015, approximately 1,820 shares of common stock remain available for grant under the ESP Plan.

The following table summarizes information related to awards of restricted stock units and stock options as well as changes during the three months period ended April 4, 2015:

	Restricted Stock Units				Stock Options
	Time-based		Performance- based		Time-based
	Units	Weighted Average (WA) grant date fair value	Units	WA price/ unit	Issuable upon exercise	WA exercise price	WA remaining contractual life
Outstanding at January 1, 2015	2,790	$1.58	314	$1.87	1,219	$4.82
Granted	2,635	1.18	264	1.05	6	1.37
Shares vested/options exercised	(905)	1.39	-	-
Forfeited/expired	(44)	0.96	-	-	(120)	4.41
Outstanding at April 4, 2015	4,476	$1.39	578	$1.50	1,105	$4.85	3.5 years
Exercisable at April 4, 2015	N/A	N/A	N/A	N/A	1,094	$4.88	3.4 years

In February 2015, the Company awarded 264 restricted stock units to its officers and other key employees which have market performance-based vesting conditions contingent upon the Company’s relative shareholder returns measured against defined peer group companies. The market performance-based awards will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Company performance within the top 75th percentile tier in a measurement period would result in maximum performance attainment, while performance below the 25th-percentile results in no vesting for that period. These market performance-based restricted stock units, included in the table above, have an average fair value of $1.05 calculated using a Monte Carlo Simulation model on the date of grant.

The table below summarizes stock based compensation by financial statement line item for the three month periods ended April 4, 2015 and March 29, 2014:

	Three months ended
	April 4, 2015	March 29, 2014
Cost of sales	$274	$276
Research and development expenses	453	554
Selling and administrative expenses	469	1,013
Total stock based compensation	$1,196	$1,843

        No tax benefits have been recorded due to the Company’s full valuation allowance position.

As of April 4, 2015, there was $4,514 of unrecognized stock based compensation cost related to unvested restricted awards and unvested stock options. The weighted average remaining recognition periods for our restricted stock units and stock options are 1.2 and 2.3 years, respectively.

Valuation Method for ESP Plan, Stock Option Awards and Performance Awards

For ESP Plan and stock option awards, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of Company-based performance awards are fixed upon the date of grant. Market-based performance equity award fair values are calculated with the assistance of a valuation consultant using a Monte Carlo simulation method. The weighted average assumptions and fair values for stock-based compensation grants used for the three month periods ended April 4, 2015 and March 29, 2014 are summarized below:

	Three months ended
	April 4, 2015	March 29, 2014
Stock option awards:
Risk-free interest rate	1.3%	1.7%
Expected volatility	63%	58%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.73	$0.97

ESP Plan:
Risk-free interest rate	0.2%	0.1%
Expected volatility	75%	45%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.34	$0.49

Performance awards:
Average risk-free interest rate	0.6%	0.3%
Expected volatility	66.5%	54.6%
Average expected term (in years)	3.0	3.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of performance awards	$1.05	$1.84

For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility, whereas for equity awards with expected terms of greater than one year, the assumption is based on a combination of implied and historical volatility.

Equity-based compensation recognized is reduced for estimated forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

6.     Loss Per Share

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended
	April 4, 2015	March 29, 2014
Weighted average common shares for basic loss per share	87,108	84,763

Effect of dilutive securities:
Stock options (*)	-	-
Unvested restricted stock units (*)	-	-

Adjusted weighted average shares for diluted loss per share	87,108	84,763
*	Incremental shares from restricted stock units and stock options are computed using the treasury stock method.

For the three months ended April 4, 2015 and March 29, 2014, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock units is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended
	April 4, 2015	March 29, 2014

Stock options	1,105	1,340
Unvested restricted stock units	5,054	3,646

7.     LEGAL PROCEEDINGS

    The Company is a party to ordinary course litigation arising out of the operation of its business. The Company accrues for a loss contingency when it determines that it is probable, after consultation with counsel, that a liability has been incurred and the amount of such loss can be reasonably estimated. The Company believes that the ultimate resolution of such ordinary course litigation, either individually or in the aggregate, will not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

8.     BANK BORROWINGS UNDER CREDIT FACILITY

On October 24, 2014, the Company terminated a three-year $11,000 revolving credit facility with PNC Bank, N.A which had been scheduled to expire in 2016 and entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides the Company with a two-year revolving credit facility of $10,000 that expires on October 24, 2016. The Credit Agreement enables borrowings based upon 85% of eligible accounts receivable and is secured by certain insured accounts receivable and substantially all of the Company’s other assets. The SVB Loan Agreement requires compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the SVB Loan Agreement is Prime plus 0.5%. The SVB Loan Agreement contains a fee for any unused portion of the facility. As of April 4, 2015, the Company was in compliance with its covenants and $4,000 was outstanding under the SVB Loan Agreement.

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

In May 2015, as an extension of our strategic shift to Infrastructure and migration of our business model, we reduced our workforce by approximately 25 employees throughout the Company and anticipate recording approximately $0.6 million of restructuring charges during the second quarter of 2015. The workforce reduction in combination with other cost improvement actions were initiated with a view to achieving annualized savings of approximately $4.5 million.

    We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended
	April 4, 2015	March 29, 2014

Net sales	100.0%	100.0%
Cost of sales	78.3%	90.2%

Gross margin	21.7%	9.8%
Research and development expenses	28.2%	36.9%
Selling and administrative expenses	20.6%	22.0%
Restructuring charges	-	6.2%

Operating loss	(27.1)%	(55.3)%
Interest and other (expense) income, net	(0.1)%	4.8%

Net loss	(27.2)%	(50.5)%

FIRST Quarter 2015 (ENDED APRIL 4, 2015) compared to first quarter 2014 (Ended MARCH 29, 2014)

Net Sales. Net sales decreased 20.7% during the first quarter of 2015 to $18.4 million from $23.3 million in the first quarter of 2014. The net sales decrease primarily resulted from a decrease in market demand for our Mobile products in line with our Strategic Restructuring toward Infrastructure, partly offset by increased Infrastructure product sales.

Sales of Infrastructure products increased 30.2% during the first quarter of 2015 to $12.0 million from $9.2 million in the first quarter of 2014. The increase in sales was primarily due to increased demand in the small cell infrastructure and Wifi markets.

Sales of Mobile products decreased 54.2% during the first quarter of 2015 to $6.4 million from $14.1 million in the first quarter of 2014. The decrease in sales was primarily due to decreased demand for our cellular products used in mobile applications.

Gross Margin. Gross margin during the first quarter of 2015 increased to 21.7% of net sales from 9.8% of net sales in the first quarter of 2014. The increase in gross margin in the first quarter of 2015, despite the reduction in revenue, was primarily due to manufacturing cost improvements achieved from restructuring and the increase in better margin Infrastructure product mix.

Research and Development. Company-sponsored research and development expenses decreased 39.2% to $5.2 million during the first quarter of 2015 from $8.6 million during the first quarter of 2014. The decrease was primarily due to cost savings achieved from our Strategic Restructuring to focus on Infrastructure, while limiting activities in Mobile.

Selling and Administrative. Selling and administrative expenses decreased 25.8% to $3.8 million during the first quarter of 2015 from $5.1 million during the first quarter of 2014. The decrease was primarily due to savings achieved from our Strategic Restructuring.

RESTRUCTURING CHARGES.      During the first quarter of 2014, we implemented a workforce reduction that eliminated approximately 40 positions throughout the Company which resulted in the Company recording a restructuring charge of approximately $1.5 million for severance, related benefits and other costs.

INTEREST AND OTHER (EXPENSE) INCOME, NET. During the first quarter of 2014, Interest and other (expense) income, net of $1.1 million was primarily from redemption proceeds received on one of our auction rate securities which was in excess of our amortized cost basis.

Liquidity and Capital Resources

As of April 4, 2015, we had $17.0 million in cash and cash equivalents, of which $4.0 million was drawn from our revolving line of credit.

Operating activities used $1.4 million in cash during the three month period ended April 4, 2015, primarily as a result of our operating results adjusted for non-cash expenses, as partly offset by $0.3 million of cash provided by working capital movements. There we no significant investing activities within the three month period ended April 4, 2015. Financing activities include a $4.0 million repayment on our working capital credit line facility, fully offset with a $4.0 million credit line facility borrowing for the three month period ended April 4, 2015.

    We had unconditional purchase obligations at April 4, 2015 of approximately $1.7 million.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. The ASU became effective January 1, 2015. Adoption of this guidance did not impact our consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains projections and other forward-looking statements (as that term is defined in the Securities Exchange Act of 1934, as amended). These projections and forward-looking statements reflect the Company’s current views with respect to future events and financial performance and can generally be identified as such because the context of the statement will include words such as “believe”, “anticipate”, “expect”, or words of similar import. Similarly, statements that describe our future plans, objectives, estimates or goals are forward-looking statements. No assurances can be given, however, that these events will occur or that these projections will be achieved, and actual results and developments could differ materially from those projected as a result of certain factors. Such factors include, but are not limited to, those risk factors listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITem 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure. As of April 4, 2015, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 4, 2015.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

Item     1A.     RISK FACTORS

There have been no material changes from the risks as previously disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Terrence G. Gallagher
Executive Vice President and Chief Financial Officer

Dated: May 8, 2015