Form 10-Q
period 2015-07-04
ANADIGICS INC
filed 2015-08-13
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 4, 2015.

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Registrant’s common stock as of July 4, 2015 was 88,212,740 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS in thousands, EXCEPT PER SHARE AMOUNTS)

	July 4, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$15,155	$18,430
Accounts receivable, net	5,763	5,335
Inventories	9,731	13,844
Prepaid expenses and other current assets	3,066	2,721
Assets held for sale	-	335
Total current assets	33,715	40,665

Plant and equipment:
Equipment and furniture	190,960	190,718
Leasehold improvements	46,887	46,850
Projects in process	1,447	1,415
	239,294	238,983
Less accumulated depreciation and amortization	225,811	221,812
	13,483	17,171
Other assets	111	180

Total assets	$47,309	$58,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,927	$5,913
Accrued liabilities	3,355	3,419
Accrued restructuring costs	410	904
Bank borrowings	4,000	4,000
Total current liabilities	12,692	14,236

Other long-term liabilities	842	1,122

Total liabilities	13,534	15,358

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 88,327 issued at July 4, 2015 and 86,878 issued at December 31, 2014	883	869
Additional paid-in capital	644,991	642,683
Accumulated deficit	(611,840)	(600,635)
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	33,775	42,658

Total liabilities and stockholders’ equity	$47,309	$58,016

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS in thousands, except per share amounts)

	Three months ended		Six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$15,796	$23,261	$34,242	$46,532
Cost of sales	12,823	22,616	27,261	43,616
Gross profit	2,973	645	6,981	2,916
Research and development expenses	5,063	7,262	10,274	15,838
Selling and administrative expenses	3,520	4,536	7,323	9,662
Restructuring charges	561	4,409	561	5,860

Operating loss	(6,171)	(15,562)	(11,177)	(28,444)
Interest and other (expense) income, net	(9)	528	(28)	1,660

Net loss	$(6,180)	$(15,034)	$(11,205)	$(26,784)

Basic and diluted loss per share	$(0.07)	$(0.18)	$(0.13)	$(0.31)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	88,035	85,687	87,571	85,225

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS in thousands)

	Three months ended		Six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(6,180)	$(15,034)	$(11,205)	$(26,784)

Other comprehensive loss
Unrealized gain on marketable securities	-	118	-	81

Reclassification adjustment:
Effect of net recognized gain on marketable securities reclassified to Interest and other (expense) income, net	-	(568)	-	(1,728)
Comprehensive loss	$(6,180)	$(15,484)	$(11,205)	$(28,431)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS in thousands)

	Six months ended
	July 4, 2015	June 28, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,205)	$(26,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,200	6,308
Amortization	19	34
Stock based compensation	2,322	3,199
Gain on marketable securities	-	(1,728)
(Gain) loss on disposal of equipment and assets held for sale	(6)	3,705
Changes in operating assets and liabilities:
Accounts receivable	(428)	3,789
Inventories	4,113	3,155
Prepaid expenses and other assets	(367)	(1,031)
Accounts payable	(986)	(4,720)
Accrued liabilities and other liabilities	(838)	61

Net cash used in operating activities	(3,176)	(14,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(136)	(774)
Proceeds from sale of equipment	37	17
Proceeds from sale of marketable securities	-	3,528

Net cash (used in) provided by investing activities	(99)	2,771

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	10
Proceeds from bank borrowings	8,000	10,132
Repayments of bank borrowings	(8,000)	(3,132)
Repayments of Restricted cash	-	(3,000)
Net cash provided by financing activities	-	4,010

Net decrease in cash and cash equivalents	(3,275)	(7,231)
Cash and cash equivalents at beginning of period	18,430	20,947

Cash and cash equivalents at end of period	$15,155	$13,716

See accompanying notes.

ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) – July 4, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended July 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically operated at a loss and has not consistently generated sufficient cash flows from operations to cover its operating expenses. In mid-2014, the Company implemented a strategic restructuring plan (Note 2) that the Company believed would place increased emphasis on infrastructure markets, lower operating costs and position the business for improved operating results. By the three months ended April 4, 2015, the Company’s infrastructure revenue improved, costs were lowered and operating losses were reduced in keeping with the strategic restructuring plan. However, subsequent to that date, unexpected declines in revenues resulted in an increase in operating losses. Therefore, the delayed improvement in infrastructure revenue is forecast to result in operating losses into 2016, larger than those foreseen under the strategic restructuring plan. Additionally, in future periods it is possible that the Company will not maintain compliance with certain covenants under its revolving credit facility (Note 9) which could result in outstanding borrowings being immediately due and payable and the termination of the revolving credit facility. The combination of these factors raises substantial doubt about the Company’s ability to continue as a going concern in 2016. Management’s plans to overcome these difficulties include financing all or part of its operations through additional equity or debt financing. However, there can be no assurance that additional financing will be available on satisfactory terms or at all. The Company also expects to continue to aggressively pursue available sales opportunities, work with distributors and end users to grow future sales, and continue to control costs. The ability to continue as a going concern in 2016 is dependent upon increasing infrastructure revenue, continuing to control costs and obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most current revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. It also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. The guidance is effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 and early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the transition methods and the impact of the amended guidance on its consolidated financial statements.

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at July 4, 2015. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Six months ended
	July 4, 2015	June 28, 2014

Beginning balance	$237	$383
Additions charged to Cost of sales	19	133
Claims processed	(120)	(315)
Ending balance	$136	$201

2. RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING

In mid 2014, the Company implemented a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower operating costs. The strategy included expanding the Company’s presence in the infrastructure space and reducing fixed costs associated with certain legacy mobile activities through a resizing of staff and manufacturing capability.

During the three and six months ended, June 28, 2014, the Company implemented workforce reductions that eliminated approximately 60 and 100 positions, respectively, throughout the Company, and recorded restructuring charges of $687 and $2,138, respectively, for severance, related benefits and other costs. By the end of 2014 and inclusive of the aforementioned charges, approximately 150 positions were eliminated throughout the Company and a $4,199 workforce reduction charge was recorded to Restructuring charges.

In May 2015, as an extension of its strategic shift to Infrastructure and migration of its business model, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company and recorded approximately $611 of restructuring charges during the second quarter of 2015 covering severance, related benefits and other costs. The Company also recorded a $50 gain on the sale of an asset classified as held for sale, which was offset against restructuring charges in the second quarter of 2015. In addition, the remaining assets previously held for sale were re-classified to fixed assets during the quarter as it was determined that such assets would not be sold in the near future. There was no impact to the results of operations as a result of this re-classification for any period presented.

Activity and liability balances related to the restructurings were as follows:

	Workforce-related	Lease-related	Total
December 31, 2013 balance	$245	-	$245
Restructuring expense	4,002	197	4,199
Payments	(3,502)	(38)	(3,540)
December 31, 2014 balance	$745	$159	$904
Restructuring expense	611	-	611
Payments	(1,026)	(79)	(1,105)
July 4, 2015 balance	$330	$80	$410

During the second quarter of 2014, the Company reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $3,722 to write down certain assets to their current market value based on proceeds expected from their sale.

OTHER CHARGES

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

During the second quarter of 2014, a preferred equity auction rate security held by the Company sold for $568, with a realized gain of $568 recorded to Interest and other (expense) income, net.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Inventories consist of the following:

	July 4, 2015	December 31, 2014

Raw materials	$3,783	$4,584
Work in process	2,830	3,052
Finished goods	3,118	6,208
Total	$9,731	$13,844

5. STOCKHOLDERS’ EQUITY

NASDAQ LISTING

The Company’s common stock currently trades on the NASDAQ Global Market (“NASDAQ”). On June 18, 2015, the Company received a letter from NASDAQ informing the Company that for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below $1.00, a requirement for listing on NASDAQ. The Company has until December 15, 2015 to regain compliance which would be satisfied if the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If the Company does not regain compliance by December 15, 2015, the Company may be eligible for an additional 180 calendar days compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial NASDAQ listing standards, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. However, if it appears to the NASDAQ staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the staff would notify the Company that its securities would then be subject to delisting. In the event of such notification the Company may appeal the staff’s determination to delist its securities.

6. STOCK BASED COMPENSATION

Equity Compensation Plans

The Company has the following active equity compensation plans under which equity securities have been authorized for issuance to employees and/or directors:

●	The 2015 Long-Term Incentive and Share Award Plan (2015 Plan)
●	The 2005 Employee Stock Purchase Plan (2005 ESP Plan)

The 2015 Plan provides for the granting of stock options, stock appreciation rights, restricted stock units and other share-based awards to eligible employees and directors, as defined in the respective plans. Option grants have terms of ten years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the 2015 Plan. An aggregate of 10,000 shares of common stock were reserved for issuance under the 2015 Plan.

In 2015, the Company approved the 2016 ESP Plan under Section 423 of the Internal Revenue Code. The 2016 ESP Plan will become effective on January 1, 2016, immediately after our existing 2005 ESP Plan expires on December 31, 2015. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the 2016 ESP Plan, are eligible to participate in the plan. An aggregate of 5,000 shares of common stock were reserved for offering under the 2016 ESP Plan. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year.

The following table summarizes information related to awards of restricted stock units and stock options as well as changes during the six months period ended July 4, 2015:

	Restricted Stock Units				Stock Options
	Time-based		Performance-based		Time-based
	Units	Weighted Average (WA) grant date fair value	Units	WA price/ unit	Issuable upon exercise	WA exercise price	WA remaining contractual life (years)
Outstanding at January 1, 2015	2,790	$1.58	314	$1.87	1,219	$4.82
Granted	2,462	1.04	264	1.05	11	1.18
Shares vested/options exercised	(1,440)	1.37	(10)	2.03	-	-
Forfeited/expired	(141)	1.25	-	-	(131)	4.68
Outstanding at July 4, 2015	3,671	$1.31	568	$1.56	1,099	$4.80	3.2
Exercisable at July 4, 2015	N/A	N/A	N/A	N/A	1,084	$4.85	3.2

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

The table below summarizes stock based compensation by financial statement line item for the three and six month periods ended July 4, 2015 and June 28, 2014:

	Three months ended		Six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of sales	$266	$246	$540	$522
Research and development expenses	472	522	925	1,076
Selling and administrative expenses	388	588	857	1,601
Total stock based compensation	$1,126	$1,356	$2,322	$3,199

No tax benefits have been recorded due to the Company’s full valuation allowance position.

As of July 4, 2015, there was $2,775 of unrecognized stock based compensation cost related to unvested restricted awards and unvested stock options. The weighted average remaining recognition periods for our restricted stock units and stock options are 1.4 and 2.4 years, respectively.

Valuation Method for ESP Plan, Stock Option Awards and Performance Awards

For ESP Plan and stock option awards, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of Company-based performance awards are fixed upon the date of grant. Market-based performance equity award fair values are calculated with the assistance of a valuation consultant using a Monte Carlo simulation method. The weighted average assumptions and fair values for stock-based compensation grants used for the six month periods ended July 4, 2015 and June 28, 2014 are summarized below:

	Six months ended
	July 4, 2015	June 28, 2014
Stock option awards:
Risk-free interest rate	1.3%	1.7%
Expected volatility	63%	58%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.63	$0.97

ESP Plan:
Risk-free interest rate	0.3%	0.1%
Expected volatility	77%	57%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.31	$0.28

Performance awards:
Average risk-free interest rate	0.6%	0.3%
Expected volatility	66.5%	54.6%
Average expected term (in years)	3.0	3.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of performance awards	$1.05	$1.84

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

7.     Loss Per Share

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Weighted average common shares for basic loss per share	88,035	85,687	87,571	85,225

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted stock units (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	88,035	85,687	87,571	85,225
*	Incremental shares from restricted stock units and stock options are computed using the treasury stock method.

For the three and six months ended July 4, 2015 and June 28, 2014, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock units is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Stock options	1,099	1,272	1,099	1,272
Unvested restricted stock units	4,239	3,780	4,239	3,780

8. LEGAL PROCEEDINGS

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

9. BANK BORROWINGS UNDER CREDIT FACILITY

On October 24, 2014, the Company terminated a three-year $11,000 revolving credit facility with PNC Bank, N.A which had been scheduled to expire in 2016 and entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides the Company with a two-year revolving credit facility of $10,000 that expires on October 24, 2016 and was modified on June 2, 2015. The SVB Loan Agreement enables borrowings based upon 85% of eligible accounts receivable and is secured by certain insured accounts receivable and substantially all of the Company’s other assets. The SVB Loan Agreement requires compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the SVB Loan Agreement is Prime plus 0.5%. The SVB Loan Agreement contains a fee for any unused portion of the facility. As of July 4, 2015, the Company was in compliance with its covenants and $4,000 was outstanding under the SVB Loan Agreement.

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

In mid 2014, we implemented a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower our operating costs (“Strategic Restructuring”). Our strategy included expanding our presence in the infrastructure space and reducing the fixed costs associated with certain legacy mobile activities through a resizing of our staff and manufacturing capability. As an extension of our strategic shift to Infrastructure and migration of our business model, in the second quarter of 2015 we reduced our workforce by approximately 25 employees throughout the Company. The workforce reduction in combination with other cost improvement actions was implemented to achieve annualized savings of approximately $4.5 million.

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.2%	97.2%	79.6%	93.7%

Gross margin	18.8%	2.8%	20.4%	6.3%
Research and development expenses	32.0%	31.2%	30.0%	34.0%
Selling and administrative expenses	22.3%	19.5%	21.4%	20.8%
Restructuring charges	3.6%	19.0%	1.6%	12.6%

Operating loss	(39.1)%	(66.9)%	(32.6)%	(61.1)%
Interest and other (expense) income, net	-	2.3%	(0.1)%	3.5%

Net loss	(39.1)%	(64.6)%	(32.7)%	(57.6)%

Net Sales. Net sales decreased 32.1% during the second quarter of 2015 to $15.8 million from $23.3 million in the second quarter of 2014. For the six months ended July 4, 2015, net sales were $34.2 million, a 26.4% decrease from net sales of $46.5 million for the six months ended June 28, 2014. The net sales decreases primarily resulted from a decrease in market demand for our Mobile products in line with our Strategic Restructuring toward Infrastructure, partly offset by increased Infrastructure product sales.

Sales of Infrastructure products increased 12.6% during the second quarter of 2015 to $11.4 million from $10.2 million in the second quarter of 2014. For the six months ended July 4, 2015, net sales of Infrastructure products increased 21.0% to $23.4 million from $19.4 million for the six months ended June 28, 2014. The increases in sales were primarily due to increased demand for our Wifi and small cell infrastructure products, which is in line with the Company expanding its focus in the infrastructure space.

Sales of Mobile products decreased 66.8% during the second quarter of 2015 to $4.4 million from $13.1 million in the second quarter of 2014. For the six months ended July 4, 2015, net sales of Mobile products decreased 60.3% to $10.8 million from $27.1 million for the six months ended June 28, 2014. The decreases in sales were primarily due to decreased demand for our cellular products used in mobile applications.

Gross Margin. Gross margin during the second quarter of 2015 increased to 18.8% of net sales from 2.8% of net sales in the second quarter of 2014. For the six months ended July 4, 2015, gross margin improved to 20.4% of net sales from 6.3% of net sales for the six months ended June 28, 2014. The second quarter of 2014 included a non-recurring period charge of $2.1 million for excess inventory write-downs on Mobile products. After allowing for the aforementioned non-recurring charge, the increases in gross margin were primarily due to manufacturing cost improvements achieved from restructuring and the increase in better margin Infrastructure product mix, despite the reduction in revenue.

Research and Development. Company-sponsored research and development expenses decreased 30.3% to $5.1 million during the second quarter of 2015 from $7.3 million during the second quarter of 2014. Company-sponsored research and development expenses for the six months ended July 4, 2015 decreased 35.1% to $10.3 million from $15.8 million during the six months ended June 28, 2014. The decreases were primarily due to cost savings achieved from restructuring and improved spending focus on our key projects.

Selling and Administrative. Selling and administrative expenses decreased 22.4% to $3.5 million during the second quarter of 2015 from $4.5 million during the second quarter of 2014. Selling and administrative expenses for the six months ended July 4, 2015 decreased 24.2% to $7.3 million from $9.7 million during the six months ended June 28, 2014. The decreases were primarily due to savings achieved from our Strategic Restructuring.

RESTRUCTURING CHARGES.      During the three and six months ended July 4, 2015, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company, and recorded a restructuring charge of $0.6 million for severance, related benefits and other costs. During the three and six months ended June 28, 2014, we implemented workforce reductions that eliminated approximately 60 and 100 positions, respectively, throughout the Company, and recorded restructuring charges of approximately $0.7 million and $2.1 million, respectively, for severance, related benefits and other costs.

During the three and six months ended June 28, 2014, Restructuring charges also included a $3.7 million fixed assets restructuring charge to write down certain surplus manufacturing assets to their current market value based on expected cash proceeds for the sale of these fixed assets.

INTEREST AND OTHER (EXPENSE) INCOME, NET. During the three and six months ended June 28, 2014, Interest and other (expense) income, net of $0.5 million and $1.7 million, respectively, were primarily from redemption proceeds received on two of our auction rate securities which were in excess of our amortized cost basis.

Liquidity and Capital Resources

As of July 4, 2015, we had $15.2 million in cash and cash equivalents, of which $4.0 million was drawn from our revolving line of credit.

Operating activities used $3.2 million in cash during the six month period ended July 4, 2015, primarily as a result of our operating results adjusted for non-cash expenses, as partly offset by $1.5 million of cash provided by working capital movements. Investing activities used $0.1 million of cash during the six month period ended July 4, 2015 consisting principally of purchases of fixed assets. Financing activities include an $8.0 million repayment on our working capital credit line facility, fully offset with an $8.0 million credit line facility borrowing for the six month period ended July 4, 2015.

We had unconditional purchase obligations at July 4, 2015 of approximately $1.2 million.

Historically, we have operated at a loss and have not consistently generated sufficient cash from operations to cover our operating and other cash expenses. In mid-2014, we implemented a strategic restructuring plan that we believed would place increased emphasis on infrastructure markets, lower operating costs and position the business for improved operating results. By the three months ended April 4, 2015, our infrastructure revenue improved, costs were lowered and operating losses were reduced in keeping with the strategic restructuring plan. However, subsequent to that date, unexpected declines in revenues resulted in an increase in operating losses. Therefore, the delayed improvement in infrastructure revenue is forecast to result in operating losses into 2016, larger than those foreseen under the strategic restructuring plan. Additionally, in future periods it is possible that we will not maintain compliance with certain covenants under our revolving credit facility which could result in outstanding borrowings being immediately due and payable and the termination of the revolving credit facility. The combination of these factors raises substantial doubt about our ability to continue as a going concern in 2016. Management’s plans to overcome these difficulties include financing all or part of its operations through additional equity or debt financing. However, there can be no assurance that additional financing will be available on satisfactory terms or at all. We also expect to continue to aggressively pursue available sales opportunities, work with distributors and end users to grow future sales, and continue to control costs. The ability to continue as a going concern in 2016 is dependent upon increasing infrastructure revenue, continuing to control costs and obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If we are unable to execute our operating plan, increase our infrastructure revenue, continue to control costs and raise additional capital, we will not have adequate capital to satisfy operational needs and anticipated capital needs for the next twelve months.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most current revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. It also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. The guidance is effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 and early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the transition methods and the impact of the amended guidance on our consolidated financial statements.

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

ITem 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure. As of July 4, 2015, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 4, 2015.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

Item     1A.  RISK FACTORS

There have been no material changes from the risks as previously disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below:

We have experienced losses in the past and expect to experience losses in the future.

We have incurred substantial operating and net losses in the past, including in 2014, and we expect to continue to incur losses in 2015 and 2016. If economic conditions worsen, or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

We face a risk that capital needed for our business will not be available when we need it.

Historically, we have operated at a loss and have not consistently generated sufficient cash from operations to cover our operating and other cash expenses. In mid-2014, we implemented a strategic restructuring plan that we believed would place increased emphasis on infrastructure markets, lower operating costs and position the business for improved operating results. By the three months ended April 4, 2015 our infrastructure revenue improved, costs were lowered and operating losses were reduced in keeping with the strategic restructuring plan. However, subsequent to that date, unexpected declines in revenues resulted in an increase in operating losses. Therefore, the delayed improvement in infrastructure revenue is forecast to result in operating losses into 2016, larger than those foreseen under the strategic restructuring plan. Additionally, in future periods, it is possible that we will not maintain compliance with certain covenants under our SVB Loan Agreement (as defined in the immediately following paragraph) which could result in outstanding borrowings being immediately due and payable and the termination of the SVB Loan Agreement. The combination of these factors raises substantial doubt about our ability to continue as a going concern in 2016. Management’s plans for the continuation of the Company as a going concern include financing all or part of its operations through additional equity or debt financing. However, there can be no assurance that additional financing will be available on satisfactory terms or at all; among other things, conditions existing in the U.S. capital markets, as well as the then current condition of the Company, may negatively impact our ability to raise capital. We also expect to continue to aggressively pursue available sales opportunities, work with distributors and end users to grow future sales, and continue to control costs. Our ability to continue as a going concern in 2016 is dependent upon increasing infrastructure revenue, continuing to control costs and obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If we are unable to execute our operating plan, increase our infrastructure revenue, continue to control costs and raise additional capital, we will not have adequate capital to satisfy operational needs and anticipated capital needs for the next twelve months.

On October 24, 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides the Company with a two-year revolving credit facility of $10,000,000 that expires on October 24, 2016 and was modified on June 2, 2015. The Credit Agreement enables borrowings based upon accounts receivable and is secured by certain insured accounts receivable and substantially all of the Company’s other assets. The SVB Loan Agreement requires compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits, which may limit our ability to borrow under the facility if the covenants are not met. As noted, in future periods, it is possible that we will not maintain compliance with certain covenants under the SVB Loan Agreement, which could result in outstanding borrowings being immediately due and payable and the termination of the SVB Loan Agreement.

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
Dated: August 13, 2015