Form 10-Q
period 2015-10-03
ANADIGICS INC
filed 2015-11-12
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2015.

or

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File No. 0-25662

ANADIGICS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2582106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Mt. Bethel Road, Warren, New Jersey	07059
(Address of principal executive offices) .	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock as of October 3, 2015 was 88,834,921 (excluding 114,574 shares held in treasury).

INDEX

ANADIGICS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ANADIGICS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS in thousands, EXCEPT PER SHARE AMOUNTS)

	October 3, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$11,688	$18,430
Accounts receivable, net	4,763	5,335
Inventories	8,128	13,844
Prepaid expenses and other current assets	2,680	2,721
Assets held for sale	-	335
Total current assets	27,259	40,665

Plant and equipment:
Equipment and furniture	190,967	190,718
Leasehold improvements	46,887	46,850
Projects in process	1,448	1,415
	239,302	238,983
Less accumulated depreciation and amortization	227,604	221,812
	11,698	17,171
Other assets	110	180

Total assets	$39,067	$58,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,962	$5,913
Accrued liabilities	2,467	3,419
Accrued restructuring costs	95	904
Bank borrowings	3,800	4,000
Total current liabilities	10,324	14,236

Other long-term liabilities	701	1,122

Total liabilities	11,025	15,358

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 144,000 shares authorized, 88,949 issued at October 3, 2015 and 86,878 issued at December 31, 2014	889	869
Additional paid-in capital	645,407	642,683
Accumulated deficit	(617,995)	(600,635)
Treasury stock at cost: 115 shares	(259)	(259)
Total stockholders’ equity	28,042	42,658

Total liabilities and stockholders’ equity	$39,067	$58,016

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$12,123	$18,871	$46,365	$65,403
Cost of sales	10,495	16,038	37,756	59,654
Gross profit	1,628	2,833	8,609	5,749
Research and development expenses	4,695	5,600	14,969	21,438
Selling and administrative expenses	3,080	3,792	10,403	13,454
Restructuring charges	-	105	561	5,965

Operating loss	(6,147)	(6,664)	(17,324)	(35,108)
Interest and other (expense) income, net	(8)	(5)	(36)	1,655

Net loss	$(6,155)	$(6,669)	$(17,360)	$(33,453)

Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.20)	$(0.39)

Weighted average common shares outstanding used in computing loss per share
Basic and diluted	88,524	86,199	87,889	85,550

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS in thousands)

	Three months ended		Nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(6,155)	$(6,669)	$(17,360)	$(33,453)

Other comprehensive loss
Unrealized gain on marketable securities	-	-	-	81

Reclassification adjustment:
Effect of net recognized gain on marketable securities reclassified to Interest and other (expense) income, net	-	-	-	(1,728)
Comprehensive loss	$(6,155)	$(6,669)	$(17,360)	$(35,100)

See accompanying notes.

ANADIGICS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS in thousands)

	Nine months ended
	October 3, 2015	September 27, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,360)	$(33,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,038	8,821
Amortization	30	51
Stock based compensation	2,744	4,071
Gain on marketable securities	-	(1,728)
(Gain) loss on disposal of equipment and assets held for sale	(19)	2,044
Changes in operating assets and liabilities:
Accounts receivable	572	5,697
Inventories	5,716	5,796
Prepaid expenses and other assets	9	(280)
Accounts payable	(1,951)	(6,869)
Accrued liabilities and other liabilities	(2,182)	(292)

Net cash used in operating activities	(6,403)	(16,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(177)	(797)
Proceeds from sale of equipment	38	1,937
Proceeds from sale of marketable securities	-	3,528

Net cash (used in) provided by investing activities	(139)	4,668

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	10
Proceeds from bank borrowings	11,800	13,232
Repayments of bank borrowings	(12,000)	(9,232)
Net cash (used in) provided by financing activities	(200)	4,010

Net decrease in cash and cash equivalents	(6,742)	(7,464)
Cash and cash equivalents at beginning of period	18,430	20,947

Cash and cash equivalents at end of period	$11,688	$13,483

See accompanying notes.

ANADIGICS, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) – October 3, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended October 3, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2015, the FASB issued ASU 2015-11, Inventory. The guidance was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This guidance is effective for reporting periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

INCOME TAXES

The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at October 3, 2015. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

	Nine months ended
	October 3, 2015	September 27, 2014

Beginning balance	$237	$383
Net (release) addition (credited) charged to Cost of sales	(9)	245
Claims processed	(135)	(465)
Ending balance	$93	$163

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

During the three and nine months ended September 27, 2014, the Company implemented workforce reductions that eliminated approximately 50 and 150 positions, respectively, throughout the Company, and recorded restructuring charges of $1,696 and $3,834, respectively, for severance, related benefits and other costs. By the end of 2014 and inclusive of the aforementioned charges, total workforce reduction charges recorded to Restructuring in 2014 amounted to $4,199. The Company also reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $3,722 in the second quarter of 2014 to write down certain assets to their current market value based on proceeds expected from their sale. During the third quarter of 2014, the Company recorded a $1,591 net gain on the sale of certain Assets held for sale, which was offset against Restructuring charges.

In May 2015, as an extension of its strategic shift to Infrastructure and migration of its business model, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company and recorded approximately $611 of restructuring charges during the second quarter of 2015 covering severance, related benefits and other costs. The Company also recorded a $50 gain on the sale of an asset classified as held for sale, which was offset against restructuring charges in the second quarter of 2015. The remaining assets previously held for sale were re-classified to fixed assets during the second quarter as it was determined that such assets would not be sold in the near future. There was no impact to the results of operations as a result of this re-classification for any period presented.

Activity and liability balances related to the restructurings were as follows:

	Workforce-related	Lease-related	Total
December 31, 2013 balance	$245	-	$245
Restructuring expense	4,002	197	4,199
Payments	(3,502)	(38)	(3,540)
December 31, 2014 balance	$745	$159	$904
Restructuring expense	611	-	611
Payments	(1,301)	(119)	(1,420)
October 3, 2015 balance	$55	$40	$95

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

During the first half of 2014, a former-auction corporate debt security and a preferred equity auction rate security held by the Company sold for $2,960 and $568, respectively, resulting in a realized gain of $1,728 which was recorded to Interest and other (expense) income, net.

4.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Inventories consist of the following:

	October 3, 2015	December 31, 2014

Raw materials	$3,152	$4,584
Work in process	2,584	3,052
Finished goods	2,392	6,208
Total	$8,128	$13,844

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

The following table summarizes information related to awards of restricted stock units and stock options as well as changes during the nine months period ended October 3, 2015:

	Restricted Stock Units				Stock Options
	Time-based		Performance- based		Time-based
	Units	Weighted Average (WA) grant date fair value	Units	WA price / unit	Issuable upon exercise	WA exercise price	WA remaining contractual life (in years)
Outstanding at January 1, 2015	2,790	$1.58	314	$1.87	1,219	$4.82
Granted	2,462	1.04	264	1.05	14	0.95
Shares vested/options exercised	(2,062)	1.33	(10)	2.03	-	-
Forfeited/expired	(235)	1.37	-	-	(248)	5.46
Outstanding at October 3, 2015	2,955	$1.31	568	$1.56	985	$4.60	3.3
Exercisable at October 3, 2015	N/A	N/A	N/A	N/A	968	$4.67	3.2

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

The table below summarizes stock based compensation by financial statement line item for the three and nine month periods ended October 3, 2015 and September 27, 2014:

	Three months ended		Nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of sales	$110	$183	$650	$705
Research and development expenses	185	374	1,110	1,450
Selling and administrative expenses	127	315	984	1,916
Total stock based compensation	$422	$872	$2,744	$4,071

No tax benefits have been recorded due to the Company’s full valuation allowance position.

As of October 3, 2015, there was $2,257 of unrecognized stock based compensation cost related to unvested restricted awards and unvested stock options. The weighted average remaining recognition periods for our restricted stock units and stock options are 1.4 and 2.4 years, respectively.

Valuation Method for ESP Plan, Stock Option Awards and Performance Awards

For ESP Plan and stock option awards, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of Company-based performance awards are fixed upon the date of grant. Market-based performance equity award fair values are calculated with the assistance of a valuation consultant using a Monte Carlo simulation method. The weighted average assumptions and fair values for stock-based compensation grants used for the nine month periods ended October 3, 2015 and September 27, 2014 are summarized below:

	Nine months ended
	October 3, 2015	September 27, 2014
Stock option awards:
Risk-free interest rate	1.3%	1.7%
Expected volatility	63%	58%
Average expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.51	$0.97

ESP Plan:
Risk-free interest rate	0.3%	0.1%
Expected volatility	117%	68%
Average expected term (in years)	1.0	1.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of purchase option	$0.13	$0.26

Performance awards:
Average risk-free interest rate	0.6%	0.3%
Expected volatility	66.5%	54.6%
Average expected term (in years)	3.0	3.0
Expected dividend yield	0.0%	0.0%
Weighted average fair value of performance awards	$1.05	$1.84

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

7.     Loss Per Share

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Three months ended		Nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Weighted average common shares for basic loss per share	88,524	86,199	87,889	85,550

Effect of dilutive securities:
Stock options (*)	-	-	-	-
Unvested restricted stock units (*)	-	-	-	-

Adjusted weighted average shares for diluted loss per share	88,524	86,199	87,889	85,550
*	Incremental shares from restricted stock units and stock options are computed using the treasury stock method.

For the three and nine months ended October 3, 2015 and September 27, 2014, potential additional dilution arising from any of the Company's outstanding stock options or unvested restricted stock units is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Three months ended		Nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Stock options	985	1,238	985	1,238
Unvested restricted stock units	3,523	3,438	3,523	3,438

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

9.     BANK BORROWINGS UNDER CREDIT FACILITY

On October 24, 2014, the Company terminated a three-year $11,000 revolving credit facility with PNC Bank, N.A which had been scheduled to expire in 2016 and entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides the Company with a two-year revolving credit facility of $10,000 that expires on October 24, 2016 and was modified on June 2, 2015. The SVB Loan Agreement enables borrowings based upon 85% of eligible accounts receivable and is secured by certain insured accounts receivable and substantially all of the Company’s other assets. The SVB Loan Agreement requires compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the SVB Loan Agreement is Prime plus 0.5%. The SVB Loan Agreement contains a fee for any unused portion of the facility. Silicon Valley Bank provided a waiver on the minimum EBITDA covenant as of October 3, 2015 related to the three month period then ended. Consequently, as of October 3, 2015, the Company was in compliance with its covenants and $3,800 was outstanding under the SVB Loan Agreement.

10.   SUBSEQUENT EVENT

On November 11, 2015, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aloha Holding Company, Inc., a Delaware corporation (“Parent”), and Aloha Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (the “Purchaser”), pursuant to which Parent will acquire the Company. The boards of directors of the Company, Parent and Purchaser have approved the Merger Agreement and the transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the Purchaser has agreed to commence a cash tender offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock, par value $0.01, of the Company (the “Shares”) at a purchase price of $0.35 per Share (the “Offer Price”), net to the seller in cash, without interest, less any applicable withholding taxes. The Purchaser agreed to commence the Offer as promptly as reasonably practicable, but not later than ten (10) business days after the date of the Merger Agreement, and the Offer must remain open for twenty (20) business days, subject to certain extensions of the Offer as set forth in the Merger Agreement. Upon completion of the Offer and subject to the terms and conditions of the Merger Agreement, the Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent.

The consummation of the Offer and the Merger are subject to the satisfaction of certain closing conditions, including among others, that (a) there is validly tendered (and not validly withdrawn) the number of shares which, when added to any Shares owned by Parent or any of its subsidiaries would represent at least a majority of the outstanding Shares of the Company, and (b) other customary conditions as set forth in Annex I to the Merger Agreement have been satisfied or waived. The Offer is not subject to a financing condition.

The Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the Merger. At the Effective Time (as defined in the Merger Agreement), each Share issued and outstanding immediately prior to the Effective Time (other than (i) Shares then held by Parent, Purchaser, the Company or their respective subsidiaries and (ii) shares that are held by any stockholders of the Company who properly demand appraisal in connection with the Merger) will be canceled and retired, will cease to exist and will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, less any applicable withholding taxes.

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature, including covenants regarding the operation of the business of the Company prior to the closing of the Merger. In addition, under the terms of the Merger Agreement, the Company will have the right to seek Acquisition Proposals (as defined in the Merger Agreement) through December 6, 2015 (the “Go-Shop Period End Date”). Following the Go-Shop Period End Date, the Company has agreed not to solicit or otherwise facilitate any alternative Acquisition Proposals, subject to customary exceptions that permit the Company to respond to any unsolicited Acquisition Proposal, provided that the Company’s board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties, and the Company has complied with certain notice requirements. The Company is also permitted to change its recommendation in favor of the Offer or to terminate the Merger Agreement in order to accept a Superior Offer (as defined in the Merger Agreement) (subject to giving Parent five business days’ notice of its intention to do so and, among other things, making available the Company’s representatives to discuss and negotiate with Parent in good faith any amendments Parent desires to make to its proposal), provided that the Company’s board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties. If the Company does terminate the Merger Agreement under such circumstances, the Company must pay Parent, concurrently with such termination, a termination fee of $1.2 million. In addition, this termination fee is payable by the Company to Parent under other specified circumstances.

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

On November 11, 2015, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aloha Holding Company, Inc., a Delaware corporation (“Parent”), and Aloha Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (the “Purchaser”), pursuant to which Parent will acquire the Company. The boards of directors of the Company, Parent and Purchaser have approved the Merger Agreement and the transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the Purchaser has agreed to commence a cash tender offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock, par value $0.01, of the Company (the “Shares”) at a purchase price of $0.35 per Share (the “Offer Price”), net to the seller in cash, without interest, less any applicable withholding taxes. The Purchaser agreed to commence the Offer as promptly as reasonably practicable, but not later than ten (10) business days after the date of the Merger Agreement, and the Offer must remain open for twenty (20) business days, subject to certain extensions of the Offer as set forth in the Merger Agreement. Upon completion of the Offer and subject to the terms and conditions of the Merger Agreement, the Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent.

The consummation of the Offer and the Merger are subject to the satisfaction of certain closing conditions, including among others, that (a) there is validly tendered (and not validly withdrawn) the number of shares which, when added to any Shares owned by Parent or any of its subsidiaries would represent at least a majority of the outstanding Shares of the Company, and (b) other customary conditions as set forth in Annex I to the Merger Agreement have been satisfied or waived. The Offer is not subject to a financing condition.

The Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the Merger. At the Effective Time (as defined in the Merger Agreement), each Share issued and outstanding immediately prior to the Effective Time (other than (i) Shares then held by Parent, Purchaser, the Company or their respective subsidiaries and (ii) shares that are held by any stockholders of the Company who properly demand appraisal in connection with the Merger) will be canceled and retired, will cease to exist and will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, less any applicable withholding taxes.

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature, including covenants regarding the operation of the business of the Company prior to the closing of the Merger. In addition, under the terms of the Merger Agreement, the Company will have the right to seek Acquisition Proposals (as defined in the Merger Agreement) through December 6, 2015 (the “Go-Shop Period End Date”). Following the Go-Shop Period End Date, the Company has agreed not to solicit or otherwise facilitate any alternative Acquisition Proposals, subject to customary exceptions that permit the Company to respond to any unsolicited Acquisition Proposal, provided that the Company’s board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties, and the Company has complied with certain notice requirements. The Company is also permitted to change its recommendation in favor of the Offer or to terminate the Merger Agreement in order to accept a Superior Offer (as defined in the Merger Agreement) (subject to giving Parent five business days’ notice of its intention to do so and, among other things, making available the Company’s representatives to discuss and negotiate with Parent in good faith any amendments Parent desires to make to its proposal), provided that the Company’s board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties. If the Company does terminate the Merger Agreement under such circumstances, the Company must pay Parent, concurrently with such termination, a termination fee of $1.2 million. In addition, this termination fee is payable by the Company to Parent under other specified circumstances.

We were incorporated in Delaware in 1984. Our corporate headquarters are located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

Results of Operations

The following table sets forth unaudited consolidated statements of operations data as a percent of net sales for the periods presented:

	Three months ended		Nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.6%	85.0%	81.4%	91.2%

Gross margin	13.4%	15.0%	18.6%	8.8%
Research and development expenses	38.7%	29.7%	32.3%	32.8%
Selling and administrative expenses	25.4%	20.1%	22.4%	20.6%
Restructuring charges	-	0.5%	1.2%	9.1%

Operating loss	(50.7)%	(35.3)%	(37.3)%	(53.7)%
Interest and other (expense) income, net	(0.1)	-	(0.1)%	2.6%

Net loss	(50.8)%	(35.3)%	(37.4)%	(51.1)%

Net Sales. Net sales decreased 35.8% during the third quarter of 2015 to $12.1 million from $18.9 million in the third quarter of 2014. For the nine months ended October 3, 2015, net sales were $46.4 million, a 29.1% decrease from net sales of $65.4 million for the nine months ended September 27, 2014. The net sales decreases primarily resulted from a decrease in market demand for our Mobile products in line with our Strategic Restructuring toward Infrastructure.

Sales of Infrastructure products decreased 8.9% during the third quarter of 2015 to $9.1 million from $10.0 million in the third quarter of 2014. For the nine months ended October 3, 2015, net sales of Infrastructure products increased 10.8% to $32.6 million from $29.4 million for the nine months ended September 27, 2014. The decrease in the third quarter was primarily due to decreased demand for our CATV and Wimax applications, partly offset with increased demand for our Wifi products. The increase in nine month sales was primarily due to increased demand for our Wifi and small cell infrastructure products, which is in line with the Company expanding its focus in the infrastructure space. The increase in the nine months Infrastructure sales was partly offset with decreased demand for our Wimax applications.

Sales of Mobile products decreased 66.2% during the third quarter of 2015 to $3.0 million from $8.9 million in the third quarter of 2014. For the nine months ended October 3, 2015, net sales of Mobile products decreased 61.7% to $13.8 million from $36.0 million for the nine months ended September 27, 2014. The decreases in sales were primarily due to decreased demand for our cellular products used in mobile applications.

Gross Margin. Gross margin during the third quarter of 2015 decreased to 13.4% of net sales from 15.0% of net sales in the third quarter of 2014. For the nine months ended October 3, 2015, gross margin improved to 18.6% of net sales from 8.8% of net sales for the nine months ended September 27, 2014. The decrease in the third quarter was primarily due to lower production and sales volume and a concentration of fixed costs as a percent of smaller revenues. Fixed production costs include, but are not limited to, depreciation, maintenance and operations’ support functions. The nine months ended September 27, 2014 included a non-recurring period charge of $2.1 million for excess inventory write-downs on Mobile products. After allowing for the aforementioned non-recurring charge, the increase for the nine months ended October 3, 2015 was primarily due to manufacturing cost improvements achieved from restructuring and the increase in better margin Infrastructure product mix, despite a reduction in revenue.

Research and Development. Company-sponsored research and development expenses decreased 16.2% to $4.7 million during the third quarter of 2015 from $5.6 million during the third quarter of 2014. Company-sponsored research and development expenses for the nine months ended October 3, 2015 decreased 30.2% to $15.0 million from $21.4 million during the nine months ended September 27, 2014. The decreases were primarily due to cost savings achieved from restructuring and improved spending focus on our key projects.

Selling and Administrative. Selling and administrative expenses decreased 18.8% to $3.1 million during the third quarter of 2015 from $3.8 million during the third quarter of 2014. Selling and administrative expenses for the nine months ended October 3, 2015 decreased 22.7% to $10.4 million from $13.5 million during the nine months ended September 27, 2014. The decreases were primarily due to savings achieved from our Strategic Restructuring.

RESTRUCTURING CHARGES. During the nine months ended October 3, 2015, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company, and recorded a restructuring charge of $0.6 million for severance, related benefits and other costs. During the three and nine months ended September 27, 2014, we implemented workforce reductions that eliminated approximately 50 and 150 positions, respectively, throughout the Company, and recorded restructuring charges of approximately $1.7 million and $3.8 million, respectively, for severance, related benefits and other costs.

During the third quarter of 2014, the Company recorded approximate proceeds on the sale of certain Assets held for sale of $1.8 million and offset their related $1.6 million net gain against Restructuring charges. Restructuring charges for the nine months ended September 27, 2014 also included a $3.7 million fixed assets restructuring charge recorded in the second quarter of 2014 to write down certain surplus manufacturing assets to their current market value based on expected cash proceeds for the sale of these fixed assets.

INTEREST AND OTHER (EXPENSE) INCOME, NET. During the nine months ended September 27, 2014, Interest and other (expense) income, net of $1.7 million was primarily from redemption proceeds received on two of our auction rate securities which were in excess of our amortized cost basis.

Liquidity and Capital Resources

As of October 3, 2015, we had $11.7 million in cash and cash equivalents, of which $3.8 million was drawn from our revolving line of credit.

Operating activities used $6.4 million in cash during the nine month period ended October 3, 2015, primarily as a result of our operating results adjusted for non-cash expenses, partly offset by $2.2 million of cash provided by working capital movements. Investing activities used $0.1 million of cash during the nine month period ended October 3, 2015 consisting principally of purchases of fixed assets. Financing activities used $0.2 million of cash, primarily consisting of 12.0 million repayments on our working capital credit line facility, partly offset with $11.8 million credit line facility borrowing for the nine month period ended October 3, 2015.

We had unconditional purchase obligations at October 3, 2015 of approximately $1.1 million.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2015, the FASB issued ASU 2015-11, Inventory. The guidance was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This guidance is effective for reporting periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

ITem 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure. As of October 3, 2015, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2015.

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

ANADIGICS, Inc.

PART II - OTHER INFORMATION

Item     1A.     RISK FACTORS

There have been no material changes from the risks as previously disclosed in the “Risk Factors” section in our Form 10-Q for the three and six months period ended July 4, 2015 and Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated: November 12, 2015