Form 10-K
period 2015-12-31
ANADIGICS INC
filed 2016-03-14
CIK 940332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

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

Common Stock, $0.01 par value

The above securities are registered on the NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes / / No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes /X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer / / Accelerated filer / X / Non-accelerated filer (Do not check if a smaller reporting company) / / Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of July 4, 2015 was approximately $61 million, based upon the closing sales price of the registrant’s common equity as quoted on the NASDAQ Global Market on such date.

The number of shares outstanding of the registrant's common stock as of March 1, 2016 was 89,792,296 (excluding 122,934 shares held in treasury).

Documents incorporated by reference: None.

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

ITEM 1. BUSINESS.

Overview

ANADIGICS, Inc. (“we” or the “Company”) is an innovator in technology, design, and manufacturing of RF semiconductor solutions for infrastructure and mobile communications and data transmission markets. We were incorporated in Delaware in 1984. Our headquarters is located at 141 Mt. Bethel Road, Warren, New Jersey 07059, and our telephone number at that address is 908-668-5000.

On January 15, 2016, we entered into an Agreement and Plan of Merger that was amended on February 1, 2016 and February 26, 2016 (as so amended, the “Merger Agreement”) with II-VI Incorporated, a Pennsylvania corporation (“II-VI”), and Regulus Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of II-VI (the “Purchaser”). Pursuant to the Merger Agreement, the Parent would acquire the Company for a purchase price of $0.85 per share pursuant to a tender offer by Purchaser that commenced on February 2, 2016 and expired on March 11, 2016, under which approximately 53% of the Company’s outstanding shares were tendered and purchased by Purchaser, and which will be followed by a merger of the Purchaser into the Company. As a result of that merger, the Company will be a wholly-owned subsidiary of II-VI.

If the transactions contemplated by the Merger Agreement are consummated, the Purchaser will have acquired all of our issued and outstanding shares of common stock at a purchase price of $0.85 per share and, after making the required filings with the Securities and Exchange Commission, we would cease to be a reporting company under the Securities Exchange Act of 1934, as amended. The boards of directors of the Company, II-VI and Purchaser approved the Merger Agreement and the transactions contemplated by the II-VI Merger Agreement. There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the II-VI Merger Agreement.

We provide RF solutions that solve the complex dataflow challenges that exist today and those that are expected to arise in the future. Our strategy is focused on manufacturing and delivering RF products that deliver outstanding performance, reliability, and integration to enable high-speed data communications and transmission. With our CATV, WiFi and wireless infrastructure products, we support the critical infrastructure data pipeline. Our WiFi mobile and Cellular products enable users to tap into this data pipeline, including accessing the Internet, video and voice. We also offer VCSEL Foundry capabilities that support the anticipated emergence of advanced sensing applications.

Our product portfolio includes line amplifiers, reverse path amplifiers, PAs, and FEICs. Our Foundry offering provides the capacity for high-volume VCSEL manufacturing and testing in support of anticipated sensing capabilities for a variety of markets, including mobile devices. Leveraging a variety of internal and external technologies and materials, including MESFET, InGaP-Plus™, CMOS, GaAs, and GaN, our products deliver exceptional performance and integration. We believe that when used in our customers’ data transmission and communication devices, our products cost-effectively enhance RF performance, reliability, and overall functionality.

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
o

CATV: Our line amplifiers, reverse path amplifiers, and other RF products enable CATV infrastructure communications networks, as well as CPE devices, such as set-top boxes and cable modems. Our infrastructure products support triple-play communications services: high-speed data, high-definition video and voice.

o

WiFi: Our PAs and FEICs enable WiFi connectivity for infrastructure and multimedia applications, including access points, routers, media gateways, and set-top boxes. Our PAs and FEICs are optimized for the latest WiFi standards, including 802.11ac Wave 2, to provide a reliable, high-performance alternative to wired data networks. Our PAs also enable both wireless control of and video transmission in drone applications.

o

Wireless: Our PAs are crucial components in 3G and 4G Small-Cell base stations, including picocells, enterprise-class femtocells, and CPE devices that help carriers expand broadband network coverage and support greater levels of data transmission. Our VCOs are optimized for several applications, including point-to-point wireless backhaul networks.

o

IoT: Our PAs are used in a variety of IoT applications, including automotive, M2M, and industrial devices. Each of these devices uses 3G and/or 4G cellular protocols to leverage data transmission capabilities for monitoring and control.

●	Mobile applications
o	WiFi: Our FEICs and PAs support the latest 802.11 standards and are designed to enable WiFi connectivity in drones, smartphones, tablets, notebooks, and gaming systems.
o	Cellular: Our PAs enable 3G and 4G wireless connectivity in mobile handsets, smartphones, tablets, and notebooks.

We continue to capitalize on emerging technologies to provide an advanced platform for both our internal product development and external designers.

●	Foundry
o

VCSEL: Our manufacturing capabilities, including a 6-inch GaAs wafer process, provide opportunities to serve a new range of customers. This is evidenced by our innovative Foundry development offering, which includes integrated large-scale wafer processing and high-yield test capabilities. We have developed the industry’s first 6-inch GaAs fabrication process for VCSELs.

We expect our business to benefit from four market dynamics directly related to increasingly ubiquitous connectivity resulting in an exponential growth of global data transmission, as well as the expansion in technologies for data collection.

1.

The expansion of 3G and 4G data infrastructure. The migration to 3G and 4G high-speed data standards enables mobile users to consume data more quickly, increasing the need for additional data capacity. As carriers seek cost-effective methods to increase network capacity, especially in dense geographic locations, Small-Cell solutions stand out as critical enablers. Small-Cell devices provide carriers with an economical, high performance solution that can be deployed quickly. Our family of Small-Cell PAs enable wireless infrastructure solutions that are more thermally efficient, consume less power, enable higher throughput, and provide greater coverage and range.

3G and 4G data connectivity is being embedded in an ever-expanding array of applications, from M2M devices to smartphones and tablets. Our PAs are designed for both IoT and mobile applications to provide superior linearity to support a high quality wireless connection.

2.

The expanded use of CATV infrastructure networks as a data pipeline. Global data consumption is increasing at a rapid pace, which places continuously larger demands on infrastructure networks worldwide. Many residential, business, and institutional customers utilize CATV systems, which provide high-definition video, data and voice services, to connect their devices to the Internet. The evolving DOCSIS 3.1 standard, which is expected to replace DOCSIS 3.0, provides a specification for greater CATV system bandwidth in support of enhanced services, including significantly faster data speeds and an expansion in system capacity. Our CATV infrastructure products, including line amplifiers and reverse path amplifiers, are optimized for the DOCSIS 3.1 standard, providing outstanding performance and reliability in support of stable, high-speed connectivity with maximum uptime. We believe our devices will allow network operators to take advantage of the DOCSIS 3.1 standard enabling them to offer a wider array of data transmission and video services.

3.

The advancement and implementation of sensing capabilities. From gesture recognition to biometrics, many of the objects we use daily are expected to include sensing functionality for the first time or gain even more advanced capabilities. VCSELs represent an ideal solution for these applications by offering better performance compared with LEDs and improved manufacturability and cost compared with edge-emitting Lasers. Our Foundry capabilities include the industry’s first 6-inch GaAs VCSEL fabrication process and enhanced testing platform to ensure greater uniformity in production volumes. These development services are available to a variety of customers from small design organizations to large semiconductor companies.

4.

The adoption of high-speed WiFi for data connectivity. Demand for instantaneous information and higher data speeds have paved the way for an unprecedented level of WiFi integration across a variety of applications, including routers, drones, smartphones, and tablets. The adoption of the high-performance 802.11ac standard enables data speeds that rival traditional wireline Ethernet networks and eliminates the need for costly interconnection cables between user devices.

Our PAs and FEICs are optimized for infrastructure and multimedia applications and deliver outstanding output power, gain, and linearity to ensure reliable transmission of data at extended ranges. They also provide excellent power-saving performance to help manufacturers manage the overall thermal design and capabilities of their products.

We also offer FEICs and PAs that are optimized for mobile applications. These solutions enable mobile devices to connect to high-performance WiFi infrastructure networks. Our WiFi products for mobile applications also feature greater efficiency and exceptional integration to maximize battery life and minimize space requirements.

We believe that our offerings are well positioned to address these market opportunities by delivering exceptional performance and value in the infrastructure and mobile markets, as well as cost-effective, high-volume Foundry capabilities for the sensing market.

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

The anticipated migration from DOCSIS 3.0 to DOCSIS 3.1 will require significant infrastructure upgrades. With data rates up to ten times higher than the previous standard, DOCSIS 3.1 not only enables even more advanced video services, but also enhanced multimedia streaming. To achieve this level of performance, DOCSIS 3.1 requires greater bandwidth up to 1.2 GHz. Our family of DOCSIS 3.1 products has been optimized to support the latest upgrade and expansion cycle with GaAs, pHEMT, and GaN amplifiers. We anticipate that our DOCSIS 3.1 products will benefit from the typically long infrastructure product lifecycle.

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

Our 802.11ac WiFi PAs and FEMs are designed for infrastructure and multimedia applications to deliver an outstanding combination of linearity, efficiency, gain, thermal characteristics, and integration, which enable high-performance MIMO designs, while reducing bill of materials costs and minimizing circuit board space requirements. We collaborate with reference design leaders to ensure compatibility with the latest chipsets and minimize design time for equipment manufacturers.

WiFi connectivity is also being utilized in new applications, such as drones. Our infrastructure PAs deliver exceptional linearity, output power and efficiency to effectively control and transmit high-resolution photographs and video between the unmanned aerial vehicle and the controller over long distances.

     Mobile

WiFi is one of the most used methods for data connectivity and attachment rates for ultra-fast 802.11ac in mobile devices continue to rise. Our FEICs provide an excellent combination of integration, efficiency, and linearity, which enable mobile devices to take advantage of the larger data pipeline offered by 802.11ac infrastructure equipment. Our FEICs are specified on leading reference designs and help reduce external components to minimize time-to-market.

We believe that we are well-positioned through our WiFi PA and FEIC product families to support the industry-wide transition to 802.11ac.

3G and 4G Cellular Markets

     Wireless Infrastructure

The accelerating data consumption of 3G and 4G devices is placing tremendous pressure on existing cellular infrastructure. Carriers are seeking pragmatic solutions over costly traditional infrastructure build outs to solve this challenge. Small-Cell base stations enable carriers to target specific areas of dense data, including urban areas, offices, college campuses, and entertainment venues. Our manufacturing processes and design technologies enable us to provide PAs optimized for new Small-Cell wireless infrastructure equipment that will support this improvement in wireless networks. Our Small-Cell infrastructure PAs have a leadership position in the market and are specified on multiple reference designs.

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

     Mobile

The market for 3G and 4G mobile devices continues to grow as users increasingly rely on smartphones and tablets to access network data. Additionally, new features, including larger screens, faster processors, and better cameras are enhancing the user experience and driving upgrades. Our cellular PAs deliver strong performance to enable connectivity in 3G and 4G mobile devices, including smartphones.

VCSEL Foundry Market

Motion-capture and sensing functionality is currently offered in some common consumer electronics devices, such as ambient light sensors in smartphones. However, these capabilities are expected to become more robust and serve as an integral part in the way users interact with their environment. Major applications for sensing include smartphones, tablets, gaming systems, and vehicles with gesture recognition; wearables with biometric sensors that can provide real-time information; and mobile computing that can provide a simulated 3D experience. We anticipate that VCSELs will be used for many of these applications because they provide inherently better performance compared with LEDs. VCSELs also offer improved manufacturability and lower cost compared with edge-emitting Lasers. However, in order for VCSELs to successfully displace these technologies, we believe that they will need to be manufactured with the same scale, quality, and cost structure as LEDs. We have successfully demonstrated the industry’s first 6-inch GaAs VCSEL fabrication process. This larger substrate quadruples the gross area per wafer compared with today’s commonly used 3-inch wafer technology and more than doubles that of 4-inch technology. More gross area per wafer not only allows for substantially greater scalability, but can also make VCSELs more economical as the die size increases in support of emitter arrays and pragmatic for high-volume manufacture of smaller die sizes to be used in mobile applications. The advanced wafer fab and test capabilities that our facility offers also improve yields and provide better repeatability. Foundry revenues are categorized within Infrastructure revenue.

Our Strategy

We aim to create value through innovative RF products and services that enable instantaneous connectivity anytime, anywhere to support the unyielding demand for greater data consumption. The key elements of our strategy include:

●

Deliver shareholder value through a sale of the Company. We believe that the Company must achieve greater scale to more effectively compete in this industry. Through a sale of the Company to an entity with additional resources, we believe that ANADIGICS will become more competitive. Additionally, we intend to capture return for our shareholders through this merger or sale of the Company, thereby maximizing shareholder value.

●

Target market segments that value our differentiated RF solutions. We believe that key segments within the infrastructure and mobile markets are both expected to grow over time and face complex technical hurdles. We continue to identify opportunities where we can help customers overcome these data communications challenges and realize the tremendous value of our unique solutions. This is particularly applicable to our infrastructure offerings, where our products are enabling the global expansion of various data pipelines, across multiple standards, to support the exponential increase in data use. Our solutions include CATV line amplifiers with industry-leading reliability, WiFi PAs and FEICs for infrastructure applications that deliver higher-efficiency and greater data speeds at extended range, PAs to lead the evolving Small-Cell market, and FEICs and PAs to enable high-performance wireless connectivity in mobile devices. We are also utilizing our unique 6-inch GaAs process technology to now offer VCSEL Foundry capabilities, where customers can access our more-efficient platform to manufacture their designs and test the resulting devices in high volume. Delivering leading technology products in volume requires expert execution and can result in added value throughout the industry supply chain. Additionally, we are committed to continually evolving our technology advantage, developing new processes internally and evaluating alternative, but fair-priced external capabilities, to provide our design and operations teams with maximum flexibility. We believe this approach ensures that we are able to offer the right technology foundation for new offerings.

●

Work closely with industry-leading customers. We continue to develop and strengthen relationships with manufacturers and system designers in the infrastructure and mobile markets. We believe that this collaboration provides us with improved industry trend visibility and voice, more accurate technology roadmaps and insight into next-generation product specifications.

Products & Services

We classify our revenues based upon the end application of the product in which our ICs are used: infrastructure and mobile. Of our total net sales for the years ended December 31, 2015, 2014 and 2013, infrastructure products accounted for approximately 72%, 45% and 27%, respectively, and mobile products accounted for approximately 28%, 55% and 73%, respectively.

     Infrastructure

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

o	Gain Block Amplifiers: Increase the RF signal at intermediate points in the CATV network and at individual subscriber locations.
o	Optical Network RF Amplifiers: Enable high-speed data downloads, sharp video, and clear voice in fiber-to-the-premises optical network terminals.

●	WiFi
o	PAs: Enable stable wireless connections, rapid data download speeds and clear video by strengthening signals in WiFi infrastructure and multimedia devices, as well as drones.
o	FEICs: Boost WiFi signals to mobile devices, enabling broader range and coverage in principally medium-power applications.
●	Wireless
o	PAs: Increase signal strength in Small-Cell base stations to ensure stable 3G and 4G connections with mobile devices, rapid data download speeds and clear voice.
o	Voltage-Controlled Oscillators: Create a controlled signal in point-to-point wireless backhaul base stations to enable high-speed data and voice clarity.
●	IoT
o	PAs: Amplify 3G and 4G signals in IoT devices to enable rapid upload speeds.

    Mobile

Our mobile product line includes RF solutions to enable wireless connectivity in a variety of mobile devices, including smartphones, tablets, notebook computers, and gaming devices. Principal mobile products include:

●	WiFi
o	FEICs: Boost WiFi signals in mobile devices to enable fast upload speeds.
o	PAs: Increase the strength of WiFi signals in mobile devices to enable fast upload speeds.
●	Cellular
o	PAs: Enable high-speed uploads and voice clarity by amplifying 3G and 4G signals in mobile devices.

    Foundry

Our capabilities include manufacture and test of VCSEL devices for a variety of sensing applications. Principal offerings include:

●	Foundry
o	VCSELs: Provide industry-leading designers with the ability to manufacture and test VCSELs in volume.

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

Our products and Foundry offerings are primarily sold directly to customers. To promote sales, our sales representatives, assisted by our technical staff and senior management, regularly meet with our customers and prospective customers worldwide. Our targeted direct sales program facilitates our penetration in existing markets and our development of sales in new markets.

We selectively use independent manufacturers’ sales representatives and distributors to complement our direct sales efforts. By working with key distributors like Richardson-RFPD, Alltek Technology, Long Trump, Takachiho Koheki, and Blue Arrow, who have extensive sales networks and experience, we are able to maintain local practices regarding inventories and payment terms, while supporting growth. We believe this is critical to our objective of expanding our customer base, especially in infrastructure markets.

Customer Support

Maintaining strong relationships with customers and reinforcing goodwill with them goes beyond marketing and sales. We are strongly committed to customer support. Our design and applications staff actively communicate with customers throughout the entire deployment process, including, design, qualification and manufacturing phases. We have highly specialized field applications engineers in North America, Korea, Taiwan, China and Japan whose primary objective is to provide unsurpassed customer support and service. By providing a world-class level of support, we deliver greater value to our customers.

Process Technology, Manufacturing, Assembly and Testing

Process Technology

We design, develop, and manufacture RFIC’s using a variety of compound semiconductor substrates, including GaAs, GaN, and silicon CMOS, using numerous process technologies, including MESFET, pHEMT and HBT. Our patented InGaP-Plus technology combines InGaP HBT and pHEMT processes on a single substrate, enabling us to integrate several functions, including PAs, LNAs and RF switches on the same die. Additionally, we have developed a unique VCSEL process technology and test capabilities that can enable higher yields and greater die per wafer with enhanced uniformity. See “Risk Factors—Sources for certain components, materials, equipment and repair services are limited, which could result in delays or reductions in product shipments.”

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

Research and Development

We have made significant investments in our unique processes and knowledge, including system architectures, product design, wafer fabrication, package design, and testing which we believe provide us with a competitive advantage. In 2014, we refocused our business on specific markets, such as Infrastructure for CATV, wireless and WiFi, where we believe we can provide the greatest value to our customers and achieve the best return on our investment. With this greater focus on infrastructure, we are able to both better serve these markets and reduce our research and development expenses, which were $19.7 million, $26.7 million and $38.6 million in 2015, 2014 and 2013, respectively.

Customers

Sales to Huawei Technologies, Richardson, and Alltek accounted for 21%, 17% and 12%, respectively, of total net sales during 2015. No other customer accounted for 10% or more of total net sales during 2015. See “Risk Factors—We depend on a few large customers for a significant portion of our revenue; a loss of a significant customer or a decrease in purchases and/or changes in purchasing or payment patterns by one of these customers could materially and adversely affect our revenues and our ability to forecast revenues.”

Employees

As of December 31, 2015, we had 258 employees. We believe our relations with our employees are generally positive.

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

Patents, Licenses and Proprietary Rights

It is our practice to seek U.S. patent and copyright protection for our products and developments where appropriate and to protect our valuable technology under U.S. laws affording protection for trade secrets and for semiconductor chip designs. As of December 31, 2015, we own 85 U.S. patents and have 15 pending U.S. patent applications. The U.S. patents were issued between 1998 and 2015 and will expire between 2016 and 2033.

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

We have incurred substantial operating and net losses in the past, including in 2015, and we expect to continue to incur losses in 2016. If economic conditions worsen, or there is an abrupt change in our customers’ businesses or markets, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We expect a significant portion of our profitability in future periods to derive from the demand for DOCSIS3.1. The transition from DOCSIS3.0 to DOCSIS3.1 has begun to take hold in Europe. The transition is expected to occur in the United States in 2016, with demand for CATV infrastructure products anticipated to increase in 2016. If the transition from DOCSIS3.0 to DOCSIS3.1 does not take place or is substantially delayed in either Europe or the United States, our business, financial condition and results of operations will likely be materially and adversely affected.

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

Historically, we have operated at a loss and have not consistently generated sufficient cash from operations to cover our operating and other cash expenses. In mid-2014, we implemented a strategic restructuring plan that we believed would place increased emphasis on infrastructure markets, lower operating costs and position the business for improved operating results. By the three months ended April 4, 2015 our infrastructure revenue improved, costs were lowered and operating losses were reduced in keeping with the strategic restructuring plan. However, subsequent to that date, unexpected declines in revenues resulted in an increase in operating losses. Therefore, the delayed improvement in infrastructure revenue is forecasted to result in operating losses into 2016, larger than those foreseen under the strategic restructuring plan. Additionally, in future periods, we did not maintain compliance with certain covenants under its revolving credit facility with Silicon Valley Bank (SVB Loan Agreement) which resulted in repayment of outstanding borrowings, the termination of the SVB Loan Agreement, and the establishment of a credit facility with II-VI Incorporated, in conjunction with the Merger Agreement (as defined below). The combination of these factors raises substantial doubt about our ability to continue as a going concern in 2016. During 2015, we explored potential avenues for raising capital through debt or equity, but the limited options that were available would have required us to accept unfavorable terms that were costly and highly dilutive to the Company's stockholders. Our operating losses, declining cash balance and corresponding need for funding were among the key reasons that the our Board of Directors decided to explore the possible sale of the Company in conjunction with its plans to overcome these difficulties. On January 15, 2016, we entered into an Agreement and Plan of Merger that was amended on February 1, 2016 and February 26, 2016 (as so amended, the “Merger Agreement”) with II-VI Incorporated, a Delaware corporation (“II-VI”), and Regulus Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of II-VI (the “Purchaser”). In conjunction with the Merger Agreement, we were able to obtain a loan from II-VI to address our deteriorating liquidity position. There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the Merger Agreement. In the event that the transactions contemplated by the Merger Agreement are not consummated, we will continue to aggressively pursue available sales opportunities, work with distributors and end users to grow future sales, and continue to control costs. The ability to continue as a going concern in 2016 is dependent upon increasing infrastructure revenue, continuing to control costs to meet obligations and repay liabilities arising from normal business operations when they come due. If we are unable to execute our operating plan, increase our infrastructure revenue, continue to control costs and raise additional capital, we will not have adequate capital to satisfy operational needs and anticipated capital needs for the next twelve months.

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

Our common stock currently trades on the NASDAQ Capital Market. We transferred our common stock from the NASDAQ Global Market to the NASDAQ Capital Market effective December 17, 2015.

On June 18, 2015, we received a letter from the staff of NASDAQ informing us that for the previous 30 consecutive business days, the bid price for our common stock had closed below $1.00, a requirement for listing on NASDAQ. We had until December 15, 2015 to regain compliance which would be satisfied if our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. By transferring our common stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, we received an additional 180 calendar compliance days, or until June 13, 2016, to regain compliance.

If we do not regain compliance by June 13, 2016, and the NASDAQ staff could deem that we will not be able to cure the deficiency, or if we are otherwise not eligible, the NASDAQ staff would notify us that our securities would then be subject to delisting. In the event of such notification, we may appeal the NASDAQ staff’s determination to delist our securities. Should this occur, the market for our common stock and the volume of trading in such stock could be adversely affected.

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

Compliance with regulations regarding the use of “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements, in addition to customer demands for conflict-free sourcing, could adversely affect the sourcing, availability, and pricing of minerals that are used in the manufacture of our products. We have incurred costs and expect to incur additional costs associated with complying with these requirements. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.

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

We also lease approximately 18,900 square feet in aggregate of office space in the following locations: Tyngsboro, Massachusetts; Taipei, Taiwan; China; South Korea; and Japan under lease agreements with remaining terms ranging from six months to three years that can be extended, at our option.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Our $0.01 par value Common Stock, (“Common Stock”) has quoted on the NASDAQ Global Market under the symbol "ANAD" since the commencement of trading on April 21, 1995 following our initial public offering of our Common Stock. Effective, December 17, 2015, the Company transferred its common stock from the NASDAQ Global Market to the NASDAQ Capital Market.

The following table sets forth for the periods indicated the high and low sale prices for our Common Stock.

	High	Low
Calendar 2015
Fourth Quarter	$0.64	$0.21
Third Quarter	0.77	0.19
Second Quarter	1.55	0.61
First Quarter	1.45	0.75

Calendar 2014
Fourth Quarter	$0.86	$0.55
Third Quarter	0.93	0.57
Second Quarter	1.76	0.79
First Quarter	2.17	1.66

As of December 31, 2015, there were 89,675,630 shares of Common Stock outstanding (excluding shares held in Treasury) and 175 holders of record.

We have never paid cash dividends on our capital stock. We currently anticipate that we will retain available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands, except for per share amounts)	2015	2014	2013	2012	2011
RESULTS OF OPERATIONS
Net sales	$58,652	$86,282	$134,242	$112,643	$152,827
Gross profit (loss)	10,673	9,489	8,320	(1,226)	31,103
Operating loss	(23,027)	(40,411)	(55,993)	(71,745)	(50,119)
Net loss	(23,490)	(38,890)	(53,979)	(69,853)	(49,323)

Loss per share:
Basic and diluted	$(0.27)	$(0.45)	$(0.67)	$(0.99)	$(0.73)

BALANCE SHEET DATA:
Total cash and marketable securities	$6,966	$18,430	$24,394	$51,510	$93,578
Total assets	31,836	58,016	97,681	126,881	188,801
Total stockholders’ equity	22,447	42,658	78,409	106,025	166,525

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are innovators in the technology, design, and manufacturing of RF semiconductor solutions for infrastructure and mobile communications and data transmission markets. Our product portfolio includes line amplifiers, reverse path amplifiers, PAs, and FEICs. Our Foundry offering provides the capacity for large scale VCSEL wafer processing and testing. Our CATV solutions include line amplifiers, reverse path amplifiers, and other RF products that enable CATV infrastructure communications networks, as well as CPE devices, such as set-top boxes and cable modems. Our WiFi infrastructure products include PAs and FEICs that provide wireless connectivity for infrastructure and multimedia applications, including access points, routers, media gateways, and set-top boxes. Our wireless infrastructure solutions include PAs that are crucial components in 3G and 4G Small-Cell base stations, including picocells, enterprise-class femtocells, and CPE devices that help carriers expand broadband network coverage and support greater levels of data transmission. Our PAs are used in a variety of 3G and 4G IoT applications, including automotive, M2M, and industrial devices.

Our WiFi mobile products include FEICs and PAs that are designed to enable WiFi connectivity in drones, smartphones, tablets, notebooks, and gaming systems. Supporting the latest 802.11 standards, our FEICs ensure optimal WiFi performance. Our cellular products include PAs that enable 3G and 4G wireless connectivity in mobile handsets, smartphones, tablets, and notebooks. We believe our offerings are well positioned to address these market opportunities by delivering exceptional performance and value in the infrastructure and mobile markets, as well as cost-effective, high-volume foundry capabilities for the sensing markets.

Our strategy is focused on manufacturing and delivering RF products that offer greater performance, reliability, and integration to enable high-speed data communications and transmissions, as well as a compelling Foundry offering that provide designers with scalability and greater value. We are a customer-centric organization that works closely with leading equipment designers and manufacturers to improve data transmission quality and system capacity. We also collaborate with industry-leading chipset providers where our functionality enhances their reference designs. These relationships enable us to target emerging trends in the market and help our customers achieve their performance, integration, and manufacturing goals.

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

In mid 2014, we implemented a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower our operating costs (“Strategic Restructuring”). Our Strategic Restructuring continued into 2015 and included expanding our presence in the infrastructure space and reducing the fixed costs associated with certain legacy mobile activities through a resizing of our staff and manufacturing capability.

On January 15, 2016, we entered into an Agreement and Plan of Merger that was amended on February 1, 2016 and February 26, 2016 (as so amended, the “Merger Agreement”) with II-VI Incorporated, a Pennsylvania corporation (“II-VI”), and Regulus Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of II-VI (the “Purchaser”). Pursuant to the Merger Agreement, the Parent would acquire our Company for a purchase price of $0.85 per share pursuant to a tender offer by Purchaser that commenced on February 2, 2016 and expired on March 11, 2016, under which approximately 53% of our Company’s outstanding shares were tendered and purchased by Purchaser and which will be followed by a merger of the Purchaser into the Company. As a result of that merger, we will be a wholly-owned subsidiary of II-VI. If the transactions contemplated by the Merger Agreement are consummated, the Purchaser will have acquired all of our issued and outstanding shares of common stock at a purchase price of $0.85 per share and, after making the required filings with the Securities and Exchange Commission, we would cease to be a reporting company under the Securities Exchange Act of 1934, as amended. The boards of directors of the Company, II-VI and Purchaser approved the Merger Agreement and the transactions contemplated by the II-VI Merger Agreement. There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the II-VI Merger Agreement.

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

We have not made any material changes in our accounting methodology used to record revenue allowances for the years ended December 31, 2015, 2014 and 2013. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes in our accounting methodology used to create and maintain the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes to our inventory reserve methodology for the years ended December 31, 2015, 2014 and 2013. We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or technological changes affect consumer demand, we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves at December 31, 2015 would affect our consolidated financial statements for the year then ended by approximately $0.6 million.

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

We have not made any material changes to our warranty reserve methodology for the years ended December 31, 2015, 2014 and 2013. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to our consolidated financial statements.

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

We have not made any material changes in the accounting methodology we used to calculate stock-based compensation for the years ended December 31, 2015, 2014 and 2013. We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine stock-based compensation expense.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

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

We have not made any material changes in the accounting methodology we use to assess impairment loss for the years ended December 31, 2015, 2014 and 2013.

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

We have not made any material changes in the accounting methodology we used to measure our deferred tax asset valuation allowance for the years ended December 31, 2015, 2014 and 2013. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to record our valuation allowances for deferred tax assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future taxable income, we may record material income tax benefits.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data as a percentage of net sales for the periods indicated:

	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	81.8	89.0	93.8
Gross profit	18.2%	11.0%	6.2%

Research and development expense	33.5	30.9	28.8
Selling and administrative expenses	23.0	19.8	17.7
Restructuring charges	1.0	7.1	1.4
Operating loss	(39.3%)	(46.8%)	(41.7%)

Interest income	-	-	0.2
Interest expense	(0.2)	(0.4)	(0.1)
Other (expense) income, net	(0.6)	2.1	1.4

Net loss	(40.1%)	(45.1%)	(40.2%)

2015 COMPARED TO 2014

NET SALES. Net sales for the year ended December 31, 2015 decreased 32.0% to $58.7 million, compared to net sales for the year ended December 31, 2014 of $86.3 million. The net sales decrease primarily resulted from a decrease in market demand for our Mobile products in line with our Strategic Restructuring toward Infrastructure, slightly offset by increased Infrastructure product sales.

Net sales for the year ended December 31, 2015 of the Company’s Infrastructure products increased 7.7% to $42.2 million compared to net sales for the year ended December 31, 2014 of $39.2 million. The increase in sales was primarily due to increased demand for our WiFi and small cell infrastructure products, which is in line with the Company expanding its focus in the infrastructure space. The increase in Infrastructure sales was partly offset with decreased demand for our products for Wimax applications.

Net sales for the year ended December 31, 2015 of the Company’s Mobile products decreased 65.0% to $16.5 million compared to net sales for the year ended December 31, 2014 of $47.1 million. The decrease in sales was primarily due to decreased demand for our cellular products used in mobile applications.

GROSS MARGIN. Gross margin for 2015 increased to 18.2% of net sales, compared with 11.0% of net sales in the prior year. The increase in gross margin was primarily due to manufacturing cost improvements achieved from restructuring and the increase in better margin Infrastructure product mix, despite the reduction in revenue.

RESEARCH & DEVELOPMENT. Company-sponsored Research and development (R&D) expenses decreased 26.4% during 2015 to $19.7 million from $26.7 million during 2014. The decrease was primarily due to cost savings achieved from our restructuring and improved spending focus on our key projects

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased 21.1% during 2015 to $13.5 million from $17.1 million in 2014. The decrease was primarily due to savings achieved from our Strategic Restructuring and ongoing cost reduction actions.

RESTRUCTURING CHARGES. During 2015, we implemented a workforce reduction that eliminated approximately 25 positions throughout the Company and recorded a restructuring charge of $0.6 million for severance, related benefits and other costs. During 2014, we executed a Strategic Restructuring that included workforce reductions that eliminated approximately 150 positions throughout the Company and recorded related restructuring charges of $4.2 million, for severance, related benefits and other costs.

Restructuring charges in 2014 also included a net $1.9 million charge associated with fixed assets, consisting of a $4.2 million fixed assets restructuring charge recorded to write down certain surplus manufacturing assets to their current market value based on expected cash proceeds for the sale of these fixed assets, partially offset by a related $2.3 million gain realized on the sale of certain surplus manufacturing assets.

OTHER (EXPENSE) INCOME, NET. During 2015, Other expense of $0.4 million was recorded for financing and other merger related activities. During 2014, Other income of $1.8 million was primarily from redemption proceeds received on auction rate securities which were in excess of our amortized cost basis.

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

OTHER (EXPENSE) INCOME, NET. During 2014 and 2013, other income of $1.8 million and $1.9 million, respectively, was primarily from redemption proceeds received on auction rate securities which were in excess of our amortized cost basis. Our auction rate securities were fully-liquidated as of December 31, 2014.

LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 2015, we had $7.0 million of cash, of which $2.5 million was drawn on our revolving credit facility.

Operations used $9.8 million in cash during 2015, primarily as a result of our operating results adjusted for non-cash expenses, as partly offset by $2.9 million in cash provided by working capital movements. Investing activities used $0.2 million of cash during 2015 consisting principally of purchases of fixed assets. Financing activities used $1.5 million of cash during 2015, primarily from net loan repayment on our working capital credit facility.

At December 31, 2015, the Company had unconditional purchase obligations of approximately $0.8 million.

Historically, we have operated at a loss and have not consistently generated sufficient cash from operations to cover our operating and other cash expenses. In mid-2014, we implemented a strategic restructuring plan that we believed would place increased emphasis on infrastructure markets, lower operating costs and position the business for improved operating results. However, unexpected declines in revenues resulted in an increase in operating losses. Therefore, the delayed improvement in infrastructure revenue is forecast to result in operating losses into 2016, larger than those foreseen under the strategic restructuring plan and a continued deterioration in the Company’s liquidity position. Additionally, the Company did not maintain compliance with certain covenants under our revolving credit facility which resulted in repayment of outstanding borrowings, the termination of the revolving credit facility and the establishment of a Credit Facility with II-VI Incorporated, in conjunction with the Merger Agreement with II-VI. These factors raise substantial doubt about the Company’s ability to continue as a going concern. During 2015 the Company explored potential avenues for raising capital through debt or equity, but the limited options that were available would have required the Company to accept unfavorable terms that were costly and highly dilutive to the Company's stockholders.  The Company's operating losses, declining cash balance and corresponding need for funding were among the key reasons that the Company's Board of Directors decided to explore the possible sale of the Company in conjunction with its plans to overcome these difficulties.  As a result the Company entered into the Merger Agreement. There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the Merger Agreement.  The Company will continue to aggressively pursue available sales opportunities, work with distributors and end users to grow future sales, and continue to control costs. However, even after giving consideration to the Credit Facility with II-VI, the Company’s cash position may not be significant enough to support the Company’s daily operations.

The table below summarizes required cash payments as of December 31, 2015:

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	2,931	2,524	396	11	-
Unconditional purchase obligations	833	833	-	-	-
Total contractual cash obligations	$3,764	$3,357	$396	$11	$-

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

On February 26, 2016, the Company entered into a Loan and Security Agreement with Parent (the “II-VI Loan Agreement”). The II-VI Loan Agreement provides the Company with a one-year credit facility of $10 million that expires on February 26, 2017, unless the maturity is accelerated due to the closing of the Merger or the termination of the Merger Agreement in a circumstance that requires payment of the Termination Fee. The II-VI Loan Agreement enables initial borrowings of $3.5 million and is secured by substantially all of the Company’s assets. The II-VI Loan Agreement requires compliance with certain covenants, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the II-VI Loan Agreement is 95% of the sum of (a) the Prime Rate plus (b) 0.5%.

Prior to the II-VI Loan Agreement, the Company maintained a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”), which provides the Company with a revolving credit facility of $10 million that expired on October 24, 2016. The interest rate on the outstanding balance under the SVB Loan Agreement was Prime plus 0.5%. As of December 31, 2015, $2.5 million was outstanding under the SVB Loan Agreement. The Company was not in compliance with certain covenants under the SVB Loan Agreement as of December 31, 2015. On February 29, 2016, in conjunction with its entry into the II-VI Loan Agreement, the Company and Silicon Valley Bank (“SVB”) terminated the Loan and Security Agreement dated October 24, 2014 between the Company and SVB by mutual agreement and all outstanding amounts due under the SVB Loan Agreement were satisfied in full.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ANADIGICS, Inc.

We have audited the accompanying consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANADIGICS, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and a continued deterioration in its liquidity position that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 14, 2016

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013

Net sales	$58,652	$86,282	$134,242
Cost of sales	47,979	76,793	125,922
Gross profit	10,673	9,489	8,320

Research and development expenses	19,658	26,708	38,585
Selling and administrative expenses	13,481	17,094	23,813
Restructuring charges	561	6,098	1,915
	33,700	49,900	64,313

Operating loss	(23,027)	(40,411)	(55,993)

Interest income	-	7	237
Interest expense	(83)	(303)	(82)
Other (expense) income, net	(380)	1,817	1,859

Net loss	$(23,490)	$(38,890)	$(53,979)

Basic and diluted loss per share	$(0.27)	$(0.45)	$(0.67)

Weighted average basic and diluted common shares outstanding used in computing loss per share	88,155	85,810	80,991

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(23,490)	$(38,890)	$(53,979)
Other comprehensive (loss) income:
Unrealized gain on marketable securities	-	81	1,371
Foreign currency translation adjustment	-	-	3

Reclassification adjustment:
Net recognized gain on marketable securities previously included in other comprehensive (loss) income	-	(1,728)	(1,779)
Comprehensive loss	$(23,490)	$(40,537)	$(54,384)

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,966	$18,430
Accounts receivable, net of allowance for doubtful accounts of $100 and $172 at December 31, 2015 and December 31, 2014, respectively	5,027	5,335
Inventories	7,227	13,844
Prepaid expenses and other current assets	2,286	2,721
Assets held for sale	-	335

Total current assets	21,506	40,665

Plant and equipment
Equipment and furniture	191,046	190,718
Leasehold improvements	46,887	46,850
Projects in process	1,447	1,415
	239,380	238,983
Less accumulated depreciation and amortization	229,140	221,812
	10,240	17,171
Other assets	90	180
	$31,836	$58,016
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$3,490	$5,913
Accrued liabilities	3,399	3,419
Accrued restructuring costs	-	904
Bank borrowings	2,500	4,000
Total current liabilities	9,389	14,236

Other long-term liabilities	-	1,122

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding
Common stock, convertible, non-voting, $0.01 par value, 1,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value, 144,000 shares authorized at December 31, 2015 and 2014, and 89,799 and 86,878 issued at December 31, 2015 and 2014, respectively	898	869
Additional paid-in capital	645,936	642,683
Accumulated deficit	(624,125)	(600,635)
Treasury stock at cost: 123 and 115 shares at December 31, 2015 and 2014, respectively	(262)	(259)
Total stockholders’ equity	22,447	42,658
	$31,836	$58,016

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(AMOUNTS IN THOUSANDS)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balance, December 31, 2012	71,853	$719	(115)	$(259)	$611,279	$(507,766)	$2,052	$106,025

Issuance of common stock in public offering, net of expenses	10,704	107	-	-	19,568	-	-	19,675
Stock options exercised	70	-			132			132
Shares issued under employee stock purchase plan	271	3			442			445
Restricted stock activity, net of forfeitures	1,539	15			(15)			-
Amortization of stock-based compensation					6,516			6,516
Other comprehensive income							(405)	(405)
Net loss						(53,979)		(53,979)

Balance, December 31, 2013	84,437	$844	(115)	$(259)	$637,922	$(561,745)	$1,647	$78,409

Stock options exercised	5	-			10			10
Shares issued under employee stock purchase plan	158	2			102			104
Restricted stock activity, net of forfeitures	2,278	23			(23)			-
Amortization of stock-based compensation					4,672			4,672
Other comprehensive income							(1,647)	(1,647)
Net loss						(38,890)		(38,890)

Balance, December 31, 2014	86,878	$869	(115)	$(259)	$642,683	$(600,635)	$-	$42,658

Shares issued under employee stock purchase plan	140	1			73			74
Treasury share purchase			(8)	(3)				(3)
Restricted stock activity, net of forfeitures	2,781	28			(28)			-
Amortization of stock-based compensation					3,208			3,208
Net loss						(23,490)		(23,490)

Balance, December 31, 2015	89,799	$898	(123)	$(262)	$645,936	$(624,125)	$-	$22,447

See accompanying notes.

ANADIGICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,490)	$(38,890)	$(53,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,577	11,317	14,510
Amortization	49	164	97
Stock based compensation	3,208	4,672	6,516
Marketable securities recovery and accretion	-	(1,728)	(1,779)
(Gain) loss on disposal of equipment	(23)	1,812	(177)
Changes in operating assets and liabilities:
Accounts receivable	308	9,821	(2,923)
Inventories	6,617	7,270	(2,274)
Prepaid expenses and other assets	463	899	(433)
Accounts payable	(2,423)	(7,130)	(1,056)
Accrued and other liabilities	(2,046)	(784)	(525)
Net cash used in operating activities	(9,760)	(12,577)	(42,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment	(258)	(850)	(6,464)
Proceeds from sale of equipment	42	3,343	3
Purchases of marketable securities	-	-	(8,130)
Proceeds from sales and redemptions of marketable securities	-	3,528	32,563
Net cash (used in) provided by investing activities	(216)	6,021	17,972

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock, net of related costs	74	114	20,252
Proceeds from bank borrowings	14,300	19,582	-
Repayments of bank borrowings	(15,800)	(15,582)	-
Payment for financing	(59)	(75)	(203)
Treasury stock repurchase	(3)	-	-
Net cash (used in) provided by financing activities	(1,488)	4,039	20,049

Net decrease in cash and cash equivalents	(11,464)	(2,517)	(4,002)
Cash and cash equivalents at beginning of period	18,430	20,947	24,949
Cash and cash equivalents at end of period	$6,966	$18,430	$20,947

Supplemental disclosures of cash flow information:
Net taxes paid	$134	$144	$133
Interest paid	34	150	24

See accompanying notes.

ANADIGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ANADIGICS, Inc. (the “Company”) is an innovator in technology, design, and manufacturing of RF semiconductor solutions for infrastructure and mobile communications and data transmission markets. The Company’s product portfolio includes line amplifiers, reverse path amplifiers, PAs, and FEICs. CATV products provide the critical link within CATV infrastructure communications networks, as well as CPE devices, such as set-top boxes and cable modems. WiFi infrastructure products enable wireless connectivity for infrastructure and multimedia applications, including access points, routers, media gateways, and set-top boxes. Wireless infrastructure products are components in 3G and 4G Small-Cell base stations, including picocells, enterprise-class femtocells, and CPE devices that help carriers expand broadband network coverage and support greater levels of data transmission. Cellular infrastructure products are also used in 3G and 4G IoT applications, including automotive, M2M, and industrial devices. WiFi mobile products are designed to enable WiFi connectivity in smartphones, tablets, notebooks, and portable gaming systems. Cellular mobile products enable 3G and 4G wireless connectivity in mobile handsets, smartphones, tablets, and notebooks. Our Foundry offering provides capacity for large-scale VCSEL wafer processing and testing.

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

On January 15, 2016, the Company entered into an Agreement and Plan of Merger that was amended on February 1, 2016 and February 26, 2016 (as so amended, the “Merger Agreement”) with II-VI Incorporated, a Pennsylvania corporation (“II-VI”), and Regulus Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of II-VI (the “Purchaser”). Pursuant to the Merger Agreement, the Parent would acquire the Company for a purchase price of $0.85 per share pursuant to a tender offer by Purchaser that commenced on February 2, 2016 and expired on March 11, 2016, under which approximately 53% of the Company’s outstanding shares were tendered and purchased by Purchaser, and which will be followed by a merger of the Purchaser into the Company. As a result of that merger, the Company will be a wholly-owned subsidiary of II-VI.

If the transactions contemplated by the Merger Agreement are consummated, the Purchaser will have acquired all of our issued and outstanding shares of common stock at a purchase price of $0.85 per share and, after making the required filings with the Securities and Exchange Commission, we would cease to be a reporting company under the Securities Exchange Act of 1934, as amended. The boards of directors of the Company, II-VI and Purchaser approved the Merger Agreement and the transactions contemplated by the II-VI Merger Agreement. There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the II-VI Merger Agreement.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically operated at a loss and has not consistently generated sufficient cash flows from operations to cover its operating and other cash expenses. In mid-2014, the Company implemented a strategic restructuring plan (Note 2) that the Company believed would place increased emphasis on infrastructure markets, lower operating costs and position the business for improved operating results. However, unexpected declines in revenues resulted in an increase in operating losses. Therefore, the delayed improvement in infrastructure revenue is forecasted to result in operating losses into 2016, larger than those foreseen under the strategic restructuring plan and a continued deterioration in the Company’s liquidity position. Additionally, the Company did not maintain compliance with certain covenants under its revolving credit facility (Note 12). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence. During 2015, the Company explored potential avenues for raising capital through debt or equity, but the limited options that were available would have required the Company to accept unfavorable terms that were costly and highly dilutive to the Company's stockholders. The Company's operating losses, declining cash balance and corresponding need for funding were among the key reasons that the Company's Board of Directors decided to explore the possible sale of the Company in conjunction with its plans to overcome these difficulties. As discussed in the paragraph above, the Company entered into a Merger Agreement with II-VI. In conjunction with the Merger Agreement, the Company was able to obtain a loan from II-VI to address the Company's deteriorating liquidity position (see Note 14). There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the Merger Agreement. The Company will continue to aggressively pursue available sales opportunities, work with distributors and end users to grow future sales, and continue to control costs. However, even after giving consideration to the loan provided by II-VI, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes the ability to continue as a going concern through January 1, 2017 is dependent upon increasing infrastructure revenue, continuing to control costs to meet obligations and repay liabilities arising from normal business operations when they come due. While the Company believes in the viability of its strategy to realize revenues, there can be no assurances to that effect.

The consolidated financial statements include the accounts of ANADIGICS, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and determined that, other than matters outlined in Note 14, there were no subsequent events to recognize or disclose in these consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: allowance for doubtful accounts, recoverability and valuation of inventories, impairment of property and equipment, warranty reserve, valuation of stock-based compensation, reserves for distributor arrangements and returns, useful lives and amortization periods and recoverability of long-lived assets.

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

Net sales to individual customers and their affiliates who accounted for 10% or more of the Company’s total net sales and corresponding end application information are as follows:

	YEAR ENDED DECEMBER 31
	2015		2014		2013
Customer (primary application)	$	%	$	%	$	%
Huawei Technologies (Infrastructure / Mobile)	12,077	21%	18,718	22%	15,731	12%
Richardson-RFPD (Infrastructure)	9,758	17%	<10%	<10%	<10%	<10%
Alltek Technologies (Infrastructure / Mobile)	7,314	12%	<10%	<10%	<10%	<10%
Samsung Electronics (Mobile)	<10%	<10%	22,479	26%	54,187	40%
Murata (Mobile)	<10%	<10%	<10%	<10%	14,274	11%

Accounts receivable at December 31, 2015 and 2014 from the greater than 10% customers accounted for 41% and 66% of total accounts receivable, respectively.

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

INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the income tax basis of such assets and liabilities. The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit or provision for income taxes. The Company recognizes interest and penalties related to the underpayment of income taxes in income tax expense. No unrecognized tax benefits, interest or penalties were accrued at December 31, 2015 and 2014. The Company’s U.S. federal net operating losses have occurred since 1998 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

2. RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING

During 2013, the Company implemented workforce reductions that eliminated approximately 25 positions, respectively, throughout the Company, resulting in restructuring charges of $1,915 for severance, related benefits and other costs.

During 2014, the Company implemented a strategic restructuring plan to better address growth opportunities in infrastructure markets and to lower operating costs. The strategy included expanding the Company’s presence in the infrastructure space and reducing fixed costs associated with certain legacy mobile activities through a resizing of staff and manufacturing capability. As a result, the Company implemented workforce reductions that eliminated approximately 150 positions throughout the Company resulting in restructuring charges of $4,199 for severance, related benefits and other costs.

During 2015, as an extension of its strategic shift to Infrastructure and migration of its business model, the Company implemented a workforce reduction that eliminated approximately 25 positions throughout the Company and recorded restructuring charges of $611 for severance, related benefits and other costs.

Activity and liability balances related to the restructurings were as follows:

	Workforce-related	Lease-related	Total
December 31, 2013 balance	$245	$-	$245
Restructuring expense	4,002	197	4,199
Payments	(3,502)	(38)	(3,540)
December 31, 2014 balance	$745	$159	$904
Restructuring expense	611	-	611
Payments	(1,356)	(159)	(1,515)
December 31, 2015 balance	$-	$-	$-

As part of the strategic restructuring in 2014, the Company also reviewed and identified certain surplus manufacturing fixed assets and recorded a restructuring charge of $4,201 to write down certain assets to their current market value based on proceeds expected from their sale. During the second half of 2014, the Company subsequently recorded net proceeds of $3,256 on the sale of certain assets held for sale and offset their related $2,302 net gain against Restructuring charges. During the second quarter of 2015, the Company recorded a $50 gain on the sale of an asset classified as held for sale, which was offset against Restructuring charges. The remaining assets previously held for sale were re-classified to fixed assets during the second quarter of 2015, as it was determined that such assets would not be sold in the near future. There was no impact to the results of operations as a result of this re-classification for any period presented.

OTHER CHARGES

During the second quarter of 2014, the Company recorded a charge of $2,080 to Cost of sales for inventory write-downs on certain excess Mobile inventory.

3. SEGMENTS

The Company has one reportable segment. Its ICs are primarily manufactured using common manufacturing facilities located in the same domestic geographic area. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions. All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or operating segment information. The Company’s business units share similar long term business models, research and development expenses and selling and administrative expenses. The Company has concluded at December 31, 2015 that it has only one reportable segment. The Company will re-assess its conclusions at least annually.

The Company classifies its revenues based upon the end application of the product in which its ICs are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Year Ended December 31,
	2015	2014	2013
Infrastructure	$42,176	$39,161	$36,199
Mobile	16,476	47,121	98,043
Total	$58,652	$86,282	$134,242

The Company sells to five geographic regions: Asia, Europe, Latin America, USA and Other. The geographic region is determined by the destination of the shipped product. Net sales to each of the five geographic regions are as follows:

	Year Ended December 31,
	2015	2014	2013
Asia	$47,149	$77,954	$125,027
Europe	1,380	1,458	1,680
Latin America	4,939	5,128	5,669
USA	5,184	1,742	1,866
Total	$58,652	$86,282	$134,242

4. FAIR VALUE

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

    The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has no financial instruments to be carried at fair value at December 31, 2015 and 2014.

During the first half of 2014, our Level 2 former-auction corporate debt security and our Level 3 preferred equity action rate security (ARS) sold for $2,960 and $568, respectively, resulting in a realized gain of $1,728, which was recorded to Other (expense) income, net. During 2013, two Level 2 and one Level 3 ARS redeemed for $6,739, resulting in a realized gain of $1,684, which was recorded to Other (expense) income, net. The cost of securities sold was based upon the specific identification method.

5. INVENTORIES

Inventories consist of the following:

	December 31,
	2015	2014
Raw materials	$2,882	$4,584
Work in progress	2,224	3,052
Finished goods	2,121	6,208
Total	$7,227	$13,844

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2015	2014
Accrued compensation	$1,306	$1,440
Warranty reserve	82	237
Deferred Rent	561	-
Other	1,450	1,742
	$3,399	$3,419

Changes in the Company’s product warranty reserve are as follows:

	Year ended December 31
	2015	2014	2013
Beginning balance	$237	$383	$770
Additions charged to Cost of sales	111	515	554
Claims processed	(266)	(661)	(941)
Ending balance	$82	$237	$383

7. COMMITMENTS AND CONTINGENCIES

The Company leases manufacturing, warehousing and office space under noncancelable operating leases that expire primarily through 2016, which are renewable pursuant to lease terms. Rent expense was $1,975, $2,278, $2,350, in 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, there were no capital lease obligations outstanding. The future minimum lease payments under the noncancelable operating leases are as follows:

YEAR	Operating Leases
2016	2,524
2017	266
2018	130
2019	11
Thereafter	-
Total minimum lease payments	$2,931

In addition to the above, at December 31, 2015, the Company had unconditional purchase obligations of approximately $833.

8. INCOME TAXES

There were no current and deferred components of income taxes for the years ended December 31, 2015, 2014, and 2013.

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

Significant components of the Company’s net deferred taxes as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax balances
Accruals/reserves	$4,975	$6,709
Net operating loss carryforwards	219,243	211,749
Research and experimentation credits	14,089	14,089
Deferred rent expense	197	400
Difference in basis of plant and equipment	9,103	9,445
Valuation allowance	(247,607)	(242,392)
Net deferred tax assets	-	-

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $640,297 for federal and $255,346 for state tax reporting purposes. The federal carryforward will begin to expire in 2019, and the state carryforwards have begun to expire. A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

At December 31, 2015, $25,149 of the deferred tax asset related to net operating loss carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and vesting of restricted stock deduction over book. Such benefit, when realized, will be credited to additional paid-in capital. Included within the Company’s net operating loss tax carryforwards at December 31, 2015, the Company has excess tax benefits, related to stock-based compensation of $9,021 which are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable until all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the benefit from income taxes is as follows:

	Year Ended December 31,
	2015		2014		2013
Tax at U.S. statutory rate	$(8,222)	(35.0)%	$(13,612)	(35.0)%	$(18,893)	(35.0)%
Effect of permanent items	3	-	3	-	6	-
State and foreign tax (benefit), net of federal tax effect	-	-	(253)	(0.6)	(1,754)	(3.2)
Research and experimentation tax credits, net	-	-	325	0.8	(328)	(0.6)
Effect of tax rate change	3,404	14.5	15,183 *	39.0	-	-
Valuation allowance, net	5,215	22.2	(973)	(2.5)	28,118	52.1
Worthless stock deduction	-	-	-	-	(4,997)	(9.3)
Other	(400)	(1.7)	(673)	(1.7)	(2,152)	(4.0)
(Benefit from) provision for income taxes	$-	-%	$-	-%	$-	-%

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

NASDAQ LISTING

The Company’s common stock currently trades on the NASDAQ Capital Market. The Company transferred its common stock from the NASDAQ Global Market to the NASDAQ Capital Market effective December 17, 2015.

On June 18, 2015, the Company received a letter from the staff of NASDAQ informing the Company that for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below $1.00, a requirement for listing on NASDAQ. The Company had until December 15, 2015 to regain compliance which would be satisfied if the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. By transferring its common stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, the Company received an additional 180 calendar compliance days, or until June 13, 2016, to regain compliance.

If the Company does not regain compliance by June 13, 2016, and the NASDAQ staff could deem that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the NASDAQ staff would notify the Company that its securities would then be subject to delisting. In the event of such notification the Company may appeal the NASDAQ staff’s determination to delist its securities.

MERGER AGREEMENT

On January 15, 2016, the Company entered into an Agreement and Plan of Merger that was amended on February 1, 2016 and February 26, 2016 (as so amended, the “Merger Agreement”) with II-VI Incorporated, a Pennsylvania corporation (“II-VI”), and Regulus Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of II-VI (the “Purchaser”). Pursuant to the Merger Agreement, the Parent would acquire the Company for a purchase price of $0.85 per share pursuant to a tender offer by Purchaser that commenced on February 2, 2016 and expired on March 11, 2016, under which approximately 53% of the Company’s outstanding shares were tendered and purchased by Purchaser, and which will be followed by a merger of the Purchaser into the Company. As a result of that merger, the Company will be a wholly-owned subsidiary of II-VI.

If the transactions contemplated by the Merger Agreement are consummated, the Purchaser will have acquired all of our issued and outstanding shares of common stock at a purchase price of $0.85 per share and, after making the required filings with the Securities and Exchange Commission, we would cease to be a reporting company under the Securities Exchange Act of 1934, as amended. The boards of directors of the Company, II-VI and Purchaser approved the Merger Agreement and the transactions contemplated by the II-VI Merger Agreement. There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the II-VI Merger Agreement.

10. EMPLOYEE BENEFIT PLANS

The Company records stock-based compensation expense for all stock-based payment awards made to our employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period which in most cases is the vesting period.

EQUITY COMPENSATION PLANS

The Company has two active equity compensation plans under which equity securities are authorized for issuance to employees and/or directors and two plans (the 2005 Plan and 2005 ESPP Plan, described below) which have been terminated:

■	The 2015 Long-Term Incentive and Share Award Plan (2015 Plan, collectively with the 2005 Plan, the Plans);
■	The Amended and Restated (as of March 30, 2013) 2005 Long Term Incentive and Share Award Plan (terminated April 6, 2015) (2005 Plan);
■	The 2016 Employee Stock Purchase Plan (2016 ESP Plan, collectively with the 1995 ESP Plan, the ESP Plan); and
■	The 1995 Employee Stock Purchase Plan (terminated December 31, 2015) (1995 ESP Plan).

Employees and outside directors have been granted restricted stock units and options to purchase shares of common stock under the Plans. An aggregate 10,000 and 24,850 shares of common stock were reserved for issuance under the 2015 Plan and 2005 Plan, respectively. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock units and other share based awards to eligible employees and directors, as defined in the Plans. Option grants have terms of 10 years and become exercisable in varying amounts over periods of up to three years. To date, no stock appreciation rights have been granted under the Plans.

The Company adopted the ESP Plan under Section 423 of the Internal Revenue Code. All full-time employees of ANADIGICS, Inc. and part-time employees, as defined in the ESP Plan, are eligible to participate in the ESP Plan. An aggregate of 5,000 shares and 6,694 shares of common stock were reserved for offering under the 2016 ESP Plan and 1995 ESP Plan, respectively. Offerings are made at the commencement of each calendar year and must be purchased by the end of that calendar year. Pursuant to the terms of the 1995 ESP Plan, shares purchased and the applicable per share price were 140 ($0.53), 158 ($0.66) and 271 ($1.64) for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-based compensation expense arises from the amortization of restricted stock units, unamortized stock option grants and from the ESP Plan. The Company uses the straight-line basis in calculating stock-based compensation expense.

The table below summarizes stock-based compensation by source and by financial statement line item:

	For years ended December 31,
	2015	2014	2013
Amortization of restricted stock units	$3,148	$4,528	$6,239
Amortization of ESP Plan	54	44	149
Amortization of stock option awards	6	100	128
Total stock-based compensation	$3,208	$4,672	$6,516

By Financial Statement line item
Cost of sales	$668	$861	$1,041
Research and development expenses	1,339	1,744	2,118
Selling and administrative expenses	1,201	2,067	3,428
Restructuring charges	-	-	(71)

No tax benefits have been recorded due to the Company’s full valuation allowance position.

RESTRICTED STOCK UNITS

Under the Plans, the Company grants restricted stock units to its employees. The value of restricted stock units are fixed upon the date of grant and amortized over the related vesting period, primarily ranging up to three years. Restricted stock units are subject to forfeiture if employment terminates prior to vesting. The Company estimates that approximately 2.5% of its restricted stock units and stock option awards are forfeited annually (exclusive of performance-based restricted stock units and performance-based option shares, as described below). Restricted stock units do not carry voting, forfeitable dividend rights, and cannot be traded or transferred prior to vesting. Grant, vest and forfeit activity and related weighted average (WA) price per share for restricted stock units and for stock options during the period from January 1, 2013 to December 31, 2015 is presented in tabular form below:

.	Restricted Stock Units				Stock Options
	Time-based		Performance-based		Time-based
	Units	WA price/ unit	Units	WA price/ unit	Issuable upon exercise	WA exercise price

Outstanding at January 1, 2015	2,790	$1.58	314	$1.87	1,219	$4.82
Granted	2,523	1.02	264	1.05	19	0.76
Shares vested/options exercised	(2,743)	1.36	(37)	1.99	-	-
Forfeited/expired	(300)	1.38	(154)	1.68	(291)	5.53
Balance at December 31, 2015	2,270	$1.24	387	$1.38	947	$4.52

As of December 31, 2015, the weighted average remaining contractual life of outstanding and exercisable options was 3.3 and 3.1 years, respectively. As of December 31, 2015, the weighted average remaining vest period for outstanding restricted stock was 1.6 years.

Exercisable stock options and their related weighted average exercise prices were 926 ($4.60) as of December 31, 2015. The intrinsic value of exercised options during the years ended December 31, 2015, 2014 and 2013 were $0, $1, and $14, respectively. The aggregate intrinsic value of outstanding and exercisable stock options as of December 31, 2015 was $3 and $0, respectively.

In February 2015, the Company awarded 264 restricted stock units to its officers and other key employees which have market performance-based vesting conditions contingent upon the Company’s relative shareholder returns measured against defined peer group companies. The market performance-based awards will be evaluated annually in one-third increments measuring Company shareholder returns during the one, two and three year periods following the award. Company performance within the top 75th percentile tier in a measurement period would result in maximum performance attainment, while performance below the 25th-percentile results in no vesting for that period. These market performance-based restricted stock units have an average fair value of $1.05 calculated using a Monte Carlo Simulation model on the date of grant. As of December 31, 2015, these market performance-based awards were evaluated for their year one performance period, with a 65% performance achievement. As a result, 31 units forfeited, 57 units are scheduled to vest March 2016, and the remaining 176 units pending their year two and year three performance evaluation.

The total fair value of restricted stock vested during the years ended December 31, 2015, 2014 and 2013 were $2,184, $3,171 and $3,052, respectively.

As of December 31, 2015, there was $1,698 of unrecognized compensation expense related to unvested stock options and unvested restricted stock awards.

Stock options outstanding at December 31, 2015 are summarized as follows:

Range of exercise prices			Outstanding Options at December 31, 2015	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31, 2015	Weighted average exercise price

$0.22	-	$1.93	369	3.3	$1.87	348	$1.93
$2.00	-	$3.24	258	5.5	$3.22	258	$3.22
$3.65	-	$8.79	58	3.3	$6.12	58	$6.12
$8.84	-	$18.98	262	0.9	$9.19	262	$9.19

VALUATION FOR ESP PLAN AND STOCK OPTION AWARDS

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions and fair values for stock-based compensation grants used for the years ended December 31, 2015, 2014 and 2013 are summarized below.

	Year ended December 31,
	2015	2014	2013
Stock option awards:
Risk-free interest rate	1.3%	1.7%	0.8%
Expected volatility	63%	58%	72%
Average expected term (in years)	5	5	5
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$0.41	$0.97	$1.36

ESP Plan:
Risk-free interest rate	0.7%	0.3%	0.1%
Expected volatility	126%	72%	51%
Average expected term	1	1	1
Expected dividend yield	0%	0%	0%
Weighted average fair value of purchase option	$0.39	$0.28	$0.55

Restricted Stock Units:
Weighted average grant date value, time-based	$1.02	$1.48	$2.12
Weighted average grant date value, performance-based	$1.05	$1.84	$2.02

The Company regularly assesses the assumptions used in its option valuation. For equity awards with an expected term of one year or less, the assumption for expected volatility is solely based on the Company’s historical volatility. For equity awards with expected terms of greater than one year, the Company used a combination of implied and historical volatility for options granted in the years ended December 31, 2015, 2014 and 2013. The expected term of the stock options is based on historical observations of employee exercise patterns combined with expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk free interest rate assumption has consistently been based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has consistently assumed a 0% dividend yield.

The Company also sponsors an Employee Savings and Protection Plan under Section 401(k) of the Internal Revenue Code which is available to all full-time employees. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. The Company previously matched 30% of employee contributions up to 10% of their gross pay; however, as a cost reduction during the second quarter of 2014, the Company discontinued matching 401(k) contributions. The Company recorded expense relating to plan contributions of $0, $220, and $829 for the years ended December 31, 2015, 2014 and 2013, respectively.

11. LOSS PER SHARE

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following:

	Year ended December 31,
	2015	2014	2013
Weighted average common shares for basic loss per share	88,155	85,810	80,991
Effect of dilutive securities:
Stock options (*)	-	-	-
Unvested restricted stock (*)	-	-	-
Adjusted weighted average shares for diluted loss per share	88,155	85,810	80,991

 *Incremental shares from restricted stock and stock options are computed using the treasury stock method.

Dilution arising from the Company's outstanding stock options or unvested restricted stock was not included in the years ended December 31, 2015, 2014 and 2013 as their effect was anti-dilutive. Potential dilution arising from any of the remainder of the Company's outstanding stock options or unvested restricted stock is detailed below. Such potential dilution was excluded as their effect was anti-dilutive.

	Year ended December 31,
	2015	2014	2013
Stock options	947	1,219	1,959
Unvested restricted stock	2,657	3,104	2,872

12. BANK BORROWINGS UNDER CREDIT FACILITY

On October 24, 2014 (and as modified on June 2, 2015), the Company had entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provided the Company with a two-year revolving credit facility of $10,000 that was scheduled to expire on October 24, 2016. The SVB Loan Agreement enabled borrowings based upon 85% of eligible accounts receivable and was secured by certain insured accounts receivable and substantially all of the Company’s other assets. The SVB Loan Agreement required compliance with certain covenants, including minimum EBITDA (as defined in the SVB Loan Agreement) and quick ratio levels, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the SVB Loan Agreement was Prime plus 0.5%. The SVB Loan Agreement contained a fee for any unused portion of the facility. As of December 31, 2015, $2,500 was outstanding under the SVB Loan Agreement. The Company was not in compliance with certain covenants under the SVB Loan Agreement as of December 31, 2015. Subsequently, as explained in Note 14, all outstanding amounts due under the SVB Loan Agreement were satisfied in full on February 29, 2016 and the SVB Loan Agreement was terminated.

On October 24, 2014, all outstanding amounts due under a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, N.A. were satisfied in full and the PNC Credit Facility was terminated.

13. LEGAL PROCEEDINGS

On January 26, 2016, an Anadigics shareholder named Wes Zalewski (the "Plaintiff") filed a Complaint in the Superior Court of New Jersey (Chancery Division, Somerset County), captioned Zalewski v. Anadigics, Inc., et al., No. C-12005-16 (the "New Jersey State Court Action") alleging breach of fiduciary duty on the part of Anadigics's directors and aiding and abetting of the alleged breach by defendants Anadigics, II-VI Incorporated and Regulus Acquisition Sub., Inc. (the latter two of which are referred to jointly hereinafter as "II-IV") in connection with the then proposed merger between Anadigics and II-VI at a per-share offer price of $0.66, as described in their January 15, 2016 merger agreement (the "January 15, 2016 II-VI Merger Agreement").

On February 4, 2016, Plaintiff filed an Amended Complaint in the New Jersey State Court Action. On February 8, 2016, Plaintiff filed a motion for expedited discovery in the New Jersey State Court Action ("Plaintiff's Discovery Motion") and Anadigics and the Anadigics directors (collectively, the "Anadigics Defendants") moved for an order declaring that Plaintiff was not permitted to prosecute the New Jersey State Court Action in light of an Anadigics by-law that designates the exclusive forum for such claims a state or federal court located in the State of Delaware (the "Delaware Forum By-Law Motion"). Instead of ruling on Plaintiff's Discovery Motion or the Delaware Forum By-Law Motion, the New Jersey Superior Court scheduled a conference for February 24, 2016.

On February 23, 2016, II-VI removed the New Jersey State Court Action to the United States District Court for the District of New Jersey (the "New Jersey Federal Court") pursuant to the Class Action Fairness Act, 28 U.S.C. § 1332(d)(2). There, the case was assigned Civil Action No. 3:16-cv-01019-MAS-TJB.

On February 24, 2016, Plaintiff filed a Motion for a Temporary Restraining Order with the New Jersey Federal Court (the "TRO Motion") seeking to enjoin II-VI's then pending tender offer for Anadigics's stock.

On February 26, 2016, the last day of the publicly-announced auction process that the Anadigics Board of Directors had been conducting since November 12, 2015 (the day after Anadigics had executed a merger agreement with a bidder at a per-share offer price of $0.35), Anadigics executed an amended merger agreement with II-VI (the "February 26, 2016 II-VI Merger Agreement") at a per-share offer price of $0.85.

On March 2, 2016, the Anadigics Defendants filed a brief and a supporting affidavit in opposition to Plaintiff's TRO Motion. On that same date, II-VI filed a brief in opposition to Plaintiff's TRO Motion. Also on March 2, 2016, Plaintiff filed a brief in opposition to the Delaware Forum By-Law Motion.

On March 3, 2016, Plaintiff's counsel notified respective counsel for the defendants that Plaintiff had decided to withdraw his pending TRO Motion, withdraw his opposition to the Delaware Forum By-Law Motion, and consent to the transfer of the action to the United States District Court for the District of Delaware (the "Delaware Federal Court"). Plaintiff's counsel also indicated Plaintiff intended to seek a so-called "mootness fee" based on the disclosure made by Anadigics in Amendment No. 7 to the Schedule 14D-9 filed by the Company on February 29, 2016.

On March 4, 2016, the parties submitted to the New Jersey Federal Court a Stipulation and Proposed Order that, among other things, memorialized the concessions made by Plaintiff on March 3, 2016, including Plaintiff's agreement to forgo seeking to enjoin the merger transaction contemplated in the February 26, 2016 II-VI Merger Agreement or the tender offer in connection therewith. The New Jersey Federal Court adopted and entered the Stipulation and Order on March 4, 2016 and transferred the action to the Delaware Federal Court, where it has been currently assigned Civil Action No. 16-cv-136 (UNA). Pursuant to the March 4, 2016 Order, defendants have until April 15, 2016 to respond to Plaintiff's Amended Complaint.

Because the aforementioned litigation, which is in a preliminary stage, does not specify alleged monetary damages, the Company is unable to reasonably estimate any possible range of loss, if any, to the Company in connection therewith.

The Company is also a party to ordinary course litigation arising out of the operation of our business. The Company believes that the ultimate resolution of such ordinary course litigation should not have a material adverse effect on its consolidated financial condition or results of operations.

14. SUBSEQUENT EVENTS

On January 15, 2016, the Company entered into an Agreement and Plan of Merger that was amended on February 1, 2016 and February 26, 2016 (as so amended, the “Merger Agreement”) with II-VI Incorporated, a Pennsylvania corporation (“II-VI”), and Regulus Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of II-VI (the “Purchaser”). Pursuant to the Merger Agreement, the Parent would acquire the Company for a purchase price of $0.85 per share pursuant to a tender offer by Purchaser that commenced on February 2, 2016 and expired on March 11, 2016, under which approximately 53% of the Company’s outstanding shares were tendered and purchased by Purchaser, and which will be followed by a merger of the Purchaser into the Company. As a result of that merger, the Company will be a wholly-owned subsidiary of II-VI.

If the transactions contemplated by the Merger Agreement are consummated, the Purchaser will have acquired all of our issued and outstanding shares of common stock at a purchase price of $0.85 per share and, after making the required filings with the Securities and Exchange Commission, we would cease to be a reporting company under the Securities Exchange Act of 1934, as amended. The boards of directors of the Company, II-VI and Purchaser approved the Merger Agreement and the transactions contemplated by the II-VI Merger Agreement. There can be no assurance that a transaction will be consummated or that II-VI will not propose any adjustments to the II-VI Merger Agreement. In connection with the Merger Agreement, the Company’s existing equity compensation plans discussed in Note 10 will be terminated.

On February 26, 2016, the Company entered into a Loan and Security Agreement with Parent (the “II-VI Loan Agreement”). The II-VI Loan Agreement provides the Company with a one-year credit facility of $10,000 that expires on February 26, 2017, unless the maturity is accelerated due to the closing of the Merger or the termination of the Merger Agreement in a circumstance that requires payment of the Termination Fee. The II-VI Loan Agreement enables initial borrowings of $3,500 and is secured by substantially all of the Company’s assets. The II-VI Loan Agreement requires compliance with certain covenants, in addition to certain capital expenditure limits. The interest rate on the outstanding balance under the II-VI Loan Agreement is 95% of the sum of (a) the Prime Rate plus (b) 0.5%.

On February 29, 2016, in conjunction with its entry into the II-VI Loan Agreement, the Company and Silicon Valley Bank (“SVB”) terminated the Loan and Security Agreement dated October 24, 2014 between the Company and SVB by mutual agreement and all outstanding amounts due under the SVB Loan and Security Agreement were satisfied in full.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

2015 and 2014 Quarterly Financial Data

The following table sets forth certain unaudited results of operations for each quarter during 2015 and 2014. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted loss per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per share may not agree to the total for the year (in thousands, except for per share data).

	Quarter Ended
	2015				2014
	Dec. 31	Oct. 3	July 4	Apr. 4	Dec. 31	Sep. 27	June 28	Mar. 29

Net sales	$12,287	$12,123	$15,796	$18,446	$20,879	$18,871	$23,261	$23,271
Cost of sales	10,223	10,495	12,823	14,438	17,139	16,038	22,616	21,000
Gross profit	2,064	1,628	2,973	4,008	3,740	2,833	645	2,271
Research and development expenses	4,689	4,695	5,063	5,211	5,270	5,600	7,262	8,576
Selling and administrative expense	3,078	3,080	3,520	3,803	3,640	3,792	4,536	5,126
Restructuring charges	-	-	561	-	133	105	4,409	1,451
Operating loss	(5,703)	(6,147)	(6,171)	(5,006)	(5,303)	(6,664)	(15,562)	(12,882)
Interest income	-	-	-	-	-	1	1	5
Interest expense	(28)	(20)	(19)	(16)	(134)	(76)	(60)	(33)
Other income, net	(399)	12	10	(3)	-	70	587	1,160
Net loss	$(6,130)	$(6,155)	$(6,180)	$(5,025)	$(5,437)	$(6,669)	$(15,034)	$(11,750)

Net loss per share:
Basic	$(0.07)	$(0.07)	$(0.07)	$(0.06)	$(0.06)	$(0.08)	$(0.18)	$(0.14)
Diluted	$(0.07)	$(0.07)	$(0.07)	$(0.06)	$(0.06)	$(0.08)	$(0.18)	$(0.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, an evaluation was performed under the supervision and with the participation of our Management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ANADIGICS, Inc.

We have audited ANADIGICS, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). ANADIGICS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ANADIGICS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ANADIGICS, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of ANADIGICS Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon that included an explanatory paragraph regarding ANADIGICS, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 14, 2016

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

(Class II Directors)

RONALD MICHELS (Age 62)

Mr. Michels was appointed Chairman of the Board on March 20, 2013 and currently holds the title of Chairman and Chief Executive Officer. He previously served as Director from March 28, 2011 to March 20, 2013. He served as President and Chief Executive Officer from March 28, 2011 to June 12, 2013. He served as Director and Chief Executive Officer starting in June 12, 2013. He served as Senior Vice President – Chief Technology and Strategy Officer of the Company from April 2009 to March 2011. Prior to that, Mr. Michels was the Senior Vice President - Broadband Products. Mr. Michels joined ANADIGICS in 1987 and has served in several management and executive positions during that time. Prior to joining ANADIGICS, he held various engineering and management positions in Lockheed Electronics, New Jersey Public Broadcasting, and K & M Broadcasting. Mr. Michels earned his Bachelor’s degree in Electrical Engineering from the New Jersey Institute of Technology. He holds several U.S. Patents, has authored a number of publications in the area of RF communications, and serves on the Lehigh University Electrical & Computer Engineering Advisory Board.

Mr. Michels’ areas of relevant experience include intimate knowledge of the Company, as well as, broadband and wireless product design, marketing and sales, communications systems, industry and customer base and semiconductor processing and manufacturing.

RICHARD B. KELSON (Age 69)

Mr. Kelson was elected to the Board in February of 2015. Mr. Kelson is the Chairman, President and Chief Executive Officer of ServCo, LLC, a strategic sourcing and supply chain management company. He also served as an Operating Advisor with Pegasus Capital Advisors, L.P., a private equity fund manager, from 2006 through the first quarter of 2010. In 2006, Mr. Kelson retired as Chairman’s Counsel for Alcoa, Inc., a leader in the production and management of primary aluminum, fabricated aluminum, and alumina. At Alcoa, he served as a member of the executive council, the senior leadership group for the company. From 1994 to 1997, Mr. Kelson served as Alcoa’s General Counsel. From 1997 through 2005, he served as Alcoa’s Chief Financial Officer.  Mr. Kelson serves on the Boards of: PNC Financial Services Group, Inc., where he is Chair of the audit committee and a member of the personnel and compensation committee; MeadWestVaco Corporation from 2002 until July 1, 2015, and Commercial Metals Corporation, where he is lead director. From October 2007 through March 2010, Mr. Kelson was a director of Lighting Science Group Corporation. From November 2007 to November 2014, Mr. Kelson was a director of a non-profit corporation, KaBOOM, Inc., where he was chairman from November 2008 to 2013. Mr. Kelson serves on the University of Pittsburgh Law School Board of Visitors and was a member of the Board of Trustees at Carnegie Mellon University from 2000 to 2006.  Mr. Kelson graduated from the University of Pennsylvania with a Bachelor’s degree in political science and obtained a Juris Doctor degree from the University of Pittsburgh.

Mr. Kelson’s areas of relevant experience include being a public company Chief Financial Officer and General Counsel, financial, management, corporate governance, merger and acquisition expertise.

(Class III Directors)

DAVID FELLOWS (Age 63)

Mr. Fellows has served as a Director of the Company since May 2007; serving as a member of the Company's Technical Advisory Board from April 2003 until May 2007 and from January 2010 to present. Prior to that, he served as Director of the Company from September 1994 until April 2003.  In addition, he became Chief Technical Officer, co-Founder, Treasurer, and board member of Layer3TV, Inc., a privately-held electronic-media service provider, in 2013, and he has been a general partner of Genovation Capital, LLC, an early stage venture capital company, since 2008. From 2003 to 2006 he was Executive Vice President and Chief Technology Officer at Comcast Cable, in charge of technology, engineering and technical operations, and from 2007 to 2010 he served Comcast as Executive Fellow. Prior to that, from December 2001 until their acquisition by Comcast in 2003, he was Chief Technology Officer at AT&T Broadband. Mr. Fellows received his Bachelor’s degree in Engineering and Applied Physics from Harvard College and a Master’s degree in Electrical Engineering from Northeastern University. Mr. Fellows has also served on a number of private company and non-profit Boards. He is Chair of the Data Standards Subcommittee for the SCTE (Society of Cable Telecommunication Engineers) and was previously a member of the board of directors for CableLabs in Louisville, CO. He serves on and has served on, a number of Technical Advisory Boards.

Mr. Fellow’s areas of relevant experience include knowledge of technology, engineering and operations in the cable industry relevant to the Company’s infrastructure operations.

RONALD ROSENZWEIG (Age 78)

Mr. Rosenzweig, a co-founder of ANADIGICS in 1985, has served as a Director of the Company since its inception and previously was Vice-Chairman of the Board from August 2008 to September 2009. Mr. Rosenzweig was Executive Chairman of the Board from 1998 to 2008. From the Company’s inception in 1985 until 1998, Mr. Rosenzweig served as President and Chief Executive Officer of the Company. He was a co-founder of Microwave Semiconductor Corp. and served as its President and Chief Executive Officer and was a board member. Mr. Rosenzweig also currently serves on the board of a private company, Maxtena, Inc. Mr. Rosenzweig received his Bachelor’s degree in Chemical Engineering from the City College of New York.

Mr. Rosenzweig’s areas of relevant experience include knowledge of the industry, technology and markets, customers, manufacturing operations, institutional history and investor base.

(Class I Directors)

HARRY T. REIN (Age 71)

Mr. Rein has served as a Director of the Company since 1985. He is a retired partner of Foundation Medical Partners. In 1987, Mr. Rein was the principal founder of Canaan Partners, a venture capital investment firm and served as its managing general partner until 2002. Prior to that, he was President and Chief Executive Officer of GE Venture Capital Corporation. Mr. Rein joined General Electric Company in 1979 and directed several of its lighting businesses as general manager, before joining the venture capital subsidiary. Mr. Rein attended Emory University and Oglethorpe College and holds a Master of Business Administration from the Darden School at the University of Virginia.

Mr. Rein’s areas of relevant experience include operational, cost control, management, corporate governance and venture capital expertise.

DENNIS F. STRIGL (Age 69)

Mr. Strigl has served as a Director since January 2010 and as Lead Independent Director since May 2014. He previously was on the board from January 2000 to May 2008. He was the President and Chief Operating Officer of Verizon Communications from January 2007 through December 2009 and was formerly the President and Chief Executive Officer of Verizon Wireless, one of the largest wireless communications providers in the U.S., since its formation in April 2000. Previously, Mr. Strigl served as President and Chief Executive Officer of Bell Atlantic Mobile, Group President and Chief Executive Officer of the Global Wireless Group of Bell Atlantic, Vice President of Operations and Chief Operating Officer of Bell Atlantic New Jersey, Inc. (formerly New Jersey Bell Telephone Company) and served on its board. He also served as President and Chief Executive Officer of Applied Data Research Inc. Mr. Strigl also served as an independent director of Eastman Kodak Co. from 2008 to 2013. Mr. Strigl currently serves on the board of directors of PNC Financial Services Group, PNC Bank.. Mr. Strigl holds an undergraduate degree in Business Administration and a doctorate in Humane Letters from Canisius College and a Master of Business Administration from Fairleigh Dickinson University. Mr. Strigl is also a part-time lecturer at Princeton University.

Mr. Strigl’s areas of relevant experience include knowledge of cellular communications carrier operations and requirements; extensive knowledge of the cellular communications industry; and management and corporate governance expertise.

Executive Officers of the Company

The current Named Executive Officers of the Company are as follows:

Name	Age	Position
Ronald Michels	62	Chief Executive Officer and Chairman of the Board
David J. Cresci	40	President
Terrence G. Gallagher	56	Executive Vice President and Chief Financial Officer
John van Saders	57	Executive Vice President, Chief Operating Officer
Jerry Lee Miller	53	Senior Vice President, Worldwide Sales and Applications
Timothy M. Laverick, Sr.	53	Senior Vice President, Infrastructure Products

Set forth below is certain information with respect to the Company’s Named Executive Officers. Named Executive Officers are appointed to serve at the discretion of the Board. There are no family relationships between the Named Executive Officers or Directors of the Company. Information with respect to Mr. Michels is set forth in “DIRECTORS” – Item 10., Part III of this Annual Report on Form 10-K.

DAVID J. CRESCI

Mr. Cresci has served as President of the Company since June 2013. Prior to assuming his current role, Mr. Cresci served as Vice President of WiFi Products since August 2012. He joined the Company in April 2003 as Senior Manager of WiFi Product Marketing, responsible for driving the Company’s WiFi business through reference design partnerships and design wins at top-tier original equipment manufacturers. Prior to joining the Company, Mr. Cresci was co-founder and Senior Sales Engineer at RF Solutions, where he helped to build that Company into a leading power amplifier provider for the WiFi market. He earned his Bachelor of Science degree in Electrical Engineering from Penn State University, Master of Science degree in Electrical Engineering from the Georgia Institute of Technology, and Master of Business Administration from The Wharton School of the University of Pennsylvania.

TERRENCE G. GALLAGHER

Mr. Gallagher has served as Executive Vice President and Chief Financial Officer since February 2015. He was previously Vice President and Chief Financial Officer from November 2011 to January 2015. He was promoted to Vice President Finance in January 2008 and served as Controller from 2004 after having joined the Company in 2000. Prior to joining the Company, he held corporate and operational financial management positions with Foster-Wheeler and Firmenich Incorporated. In addition, he served seven years in public accounting with Price Waterhouse, both domestically and internationally. Mr. Gallagher earned his Bachelor’s degree in Accounting from Boston College and is a CPA.

JOHN VAN SADERS

Mr. van Saders has served as Executive Vice President, Chief Operating Officer since June 2013. Previously, he served as Executive Vice President, Quality and Design Technology since August 14, 2012 and Senior Vice President - RF Products following his role as the Vice President, Advanced Development after re-joining the Company in 2007, where he was responsible for mixed signal design, CAD, and foundry. Beginning in 2001, he served as the Vice President, Engineering and Manufacturing for ASIP, an optoelectronics startup which later merged with T-Networks. His responsibilities included product and business development, InP wafer fab construction and operation, process development, reliability, and establishing all manufacturing operations. He originally joined the Company in 1990 as a design engineer, serving in several management and executive product development positions. Prior to joining the Company, he was a Principle Investigator at Lockheed Electronics developing acousto-optic processing for adaptive phased array systems. He began his career developing line-of-sight laser communication links at Codenoll Technology.  He earned a Master’s degree in Electrical Engineering (Communication Theory) from New Jersey Institute of Technology and holds a Bachelor’s degree in Optical Physics from Stevens Institute of Technology.  He has several patents in circuit design and optical processing and has authored a number of technical publications. Since 2014, Mr. van Saders has been a member of the Advisory Board of TechX Foundry.

JERRY LEE MILLER

Mr. Miller has served as Senior Vice President of Worldwide Sales and Applications since July 2014. Prior to his current role, Mr. Miller served as Senior Vice President of Cellular Products since June 2013, as well as Vice President of Business Development at the Company. He originally joined the Company in 1992 as a Sales Manager responsible for major wireless original equipment manufacturers, including Ericsson, Nokia and Qualcomm. Prior to joining the Company, he was an RF design engineer at Lockheed Missiles & Space Corporation and Synchronous Communications, developing microwave receiver and fiber optic TV transmission products. From 1996 until 2001, Mr. Miller had held various Senior Manager positions at Lucent Microelectronics (Agere Systems), where his responsibilities included wireless product marketing and new business initiatives. Mr. Miller returned to the Company in 2001 as Senior Product Line Director, WCDMA and CDMA products, and became instrumental in defining the HELP™ PA product family that revolutionized the wireless industry. He earned his Bachelor of Science degree in Electrical Engineering from The University of Michigan and is currently pursuing a Master of Business Administration in Marketing and Entrepreneurship from DeSales University.

TIMOTHY M. LAVERICK, SR.

Mr. Laverick has served as Senior Vice President of Infrastructure Products since August 2014 and was previously Vice President of Infrastructure Products since May 2012. He started his career in 1985 as a circuit designer at Microwave Semiconductor Corp., followed by circuit design and modeling engineering roles at Gain Electronics and Amp-Lytel prior to joining the Company in 1989 as Member, Technical Staff. Mr. Laverick held various engineering and management roles at the Company, eventually serving as the General Manager of the Fiber Optic Product segment, as well as Vice President of Design Technology. He has authored numerous technical articles for trade journals and publications and holds three U.S. patents. Mr. Laverick earned a Bachelor of Science degree in Electrical Engineering from Drexel University and has completed graduate and executive courses at both Rutgers University and Massachusetts Institute of Technology.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of copies of reports furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 2015 all filing requirements under Section 16(a) of the Exchange Act applicable to its Named Executive Officers and Directors were complied with.

CODE OF ETHICS

The Company has adopted a Code of Conduct and Business Ethics that applies to Directors, officers and employees, and has posted such code on its website at www.anadigics.com. Changes to, and waivers granted with respect to the Company’s Code of Conduct and Business Ethics that are required to be disclosed pursuant to the applicable rules and regulations, will be filed on a current report on Form 8-K and posted on the Company website.

Audit Committee

The Audit Committee is established in accordance with applicable securities laws and is responsible for (i) determining the adequacy of the Company’s internal accounting and financial controls, (ii) reviewing the results of the audit of the Company performed by the independent public auditors, and (iii) recommending the selection of independent public auditors. Messrs. Bachow (Chair) from January 1, 2015 through February 10, 2015, Fellows and Rein, were members of the Audit Committee during 2015 and were independent within the meaning of the NASDAQ listing standards. The Company’s Board determined that Mr. Bachow, was an audit committee financial expert as described in Item 407(d) of Regulation S-K for the period from January 1, 2015 through February 10, 2015. The Audit Committee met four times during 2015. Effective as of February 10, 2015, Mr. Bachow resigned from the Board. As of February 10, 2015, the Audit Committee was composed of Messrs. Rein (Chair), Fellows and Kelson and all members are independent within the meaning of the NASDAQ listing standards. The Company determined that Mr. Kelson is an audit committee financial expert as described in Item 407(d) of Regulation S-K. The Audit Committee operates under a written charter and pursuant to corporate governance guidelines posted on the Company’s website at www.anadigics.com.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis sets forth our executive compensation objectives generally and information for our Named Executive Officer compensation programs, including specific amounts of compensation paid, for 2015.

EXECUTIVE COMPENSATION OBJECTIVES

Compensation Objectives

The Committee understands that among the many tasks it is required to perform, establishing meaningful performance metrics is among the most challenging. Because of historical low percentage awards in connection with our short-term incentive programs and consistent forfeitures in connection with our long-term incentive programs, the Committee carefully reviews its goal-setting analysis to ensure the proper balance between providing incentives based on realistic goals but not creating awards that reward executives for poor financial performance. Striking this balance is the key objective of the Committee.

The objectives of our compensation program are to: (i) attract, motivate and retain talented executives; (ii) align the financial interests of executive officers with those of our stockholders; and (iii) pay for performance. We achieve these objectives through the development of compensation packages that provide the Company’s executive officers with compensation opportunities and incentives that are based upon the actual financial performance of the Company and the executive’s personal contributions to that performance through a mix of base salary and equity incentives. At the same time, our compensation objectives result in a negative impact on our compensation programs when the Company fails to achieve performance goals.

Because the Company operates in a highly competitive and rapidly changing industry, our compensation opportunities are designed to be sufficiently competitive to attract and retain highly skilled individuals and to align management’s incentives with the long-term interests of our stockholders. Our employees play a pivotal role in determining our ability to provide excellence to our customers. Therefore, attracting, retaining and motivating top-performing employees are critical to our ongoing success. The Committee recognizes this and spends considerable time, effort and resources ensuring that we have highly motivated, fully committed and top-caliber staff. The Company wants our employees to excel within an open and transparent corporate culture, where people are intellectually stimulated and have the opportunity to work with other high-performing and accomplished colleagues. Thus, we view our compensation program both as an essential tool in these efforts and also as a vehicle to encourage behavior consistent with our culture.

At the same time, our compensation objectives are to align the interests of our executives with those of our stockholders. Our equity compensation awards are based on various metrics designed to measure the Company’s financial performance both on absolute and relative terms. For performance-based equity compensation, the awarding and vesting is achieved only upon meeting or exceeding the pre-established performance goals.

Our Board believes that a substantial portion of equity awards to Named Executive Officers should be performance-based. We have a Pay for Performance Policy, which among other things, requires that any equity granted for short-term incentive awards is 100% performance-based and that any equity granted for long-term incentive awards is at least 50% performance-based.

Short-term incentive plan performance measures for 2015 included:

–	Revenue Achievement (vs. Plan) – 40%
–	EBITDA (vs. Plan) – 50%
–	Management Business Objectives – 10%

Long-Term incentive plan performance measures, in 2015, consisted of relative total shareholder return measured over a one, two and three-year period as compared to our pre-defined Peer Group Companies. See “2015 Long-Term Incentive Award Calculation” below.

The metrics were selected in order to create incentives for our executives to achieve better performance for our Company, while at the same time establishing realistic goals for achievement. This approach drives stockholder value. Revenues, profitability and cash flow drive stockholder return on investment. To measure total shareholder return as compared to Peer Group Companies allows stockholders to analyze the value of their investment in our Company and make the choice to continue to invest in our Company. It is important for our stockholders to measure how we are doing when compared to our competitors. The metric is simple and clear and at the same time is reflective of how the Company is performing on a relative basis. It is easy to calculate and measure relative total shareholder return and allows stockholders to clearly evaluate how the Company is performing. Our performance-based program ties management awards to stockholder value and Company success.

Use of a Compensation Consultant

To support the Compensation and HR Committee (the “Committee”) in fulfilling its duties, historically it has, and in 2014 and 2015, for analysis of 2015 compensation, it did, hire an independent consultant in the field of executive compensation to assist with its design and evaluation of Chief Executive Officer and executive officer compensation. Pursuant to its charter, the Committee is authorized to retain and terminate any consultant, as well as approve the consultant’s fees and term of retention. For analysis and consultation with respect to 2015 compensation, the Committee retained the services of Towers Watson (formerly The Delves Group) (“Towers Watson”) to assist with its comprehensive review of the Company’s compensation strategy. The Committee considered Towers Watson’s recommendations, along with the recommendations of Company management, in setting executives’ 2015 total overall compensation. The Committee specifically reviewed Towers Watson’s independence and found it be an independent advisor with no conflicts of interest.

Annually, Towers Watson compiles competitive market data (the “Data”) for use by the Committee in making its determinations regarding executive compensation. This Data consists of total compensation data from annual Aon/Radford surveys for semiconductors companies with revenues between $40 and $200 million in annual revenues. The Data also includes a review and analysis of the most current proxy data from the Peer Group Companies (as defined and set forth below).

Target Market Position Versus Peer Group Companies

The Committee seeks to set our executives’ aggregate compensation, including salary, short-term and long-term incentives, and benefits, at levels competitive with our peer group in the semiconductor industry (“Peer Group Companies”) set forth below. The Committee benchmarks the Company’s compensation against our Peer Group Companies based on several criteria, including, analog mixed signal, semiconductor technology use, size, growth rates, financial performance, industry leadership status, innovation, and the extent to which they compete with us for executive talent.

We strongly believe that it is essential to the long-term success of the Company to engage the best executive talent, with regard to the core competency of the Company: analog radio frequency. The Company believes that due to the unique nature of the analog radio frequency expertise required in its business that total compensation should under normal economic circumstances be benchmarked at the 50th percentile of the compensation surveys and data of a peer group that specifically includes direct competitors in the RF market.

Based upon review of our compensation programs, those of our RF analog semiconductor peers, and our assessment of individual and corporate performance, we believe that the value and design of our executive compensation programs were at market relative to our Peer Group Companies.

Peer Group Companies

Towers Watson assists the Committee in its decision-making process on an ongoing basis and provides objective and independent advice and data to the Committee.

When selecting the Peer Group Companies, Towers Watson looks at publicly traded companies with similar Global Industry Classification Standard (“GICS”) codes as ours. Towers Watson reviews GICS codes for our industry (semiconductors and semiconductors and equipment) and applies a revenue constraint of approximately one-half to two-times our revenue to limit the output because compensation is correlated to revenue. In this manner, Towers Watson endeavors to build a peer group that is truly centered around our business and where we compete for talent, not purely our revenue and our industry.

Once the Peer Group Companies are selected and agreed to by the Committee, Towers Watson compiles data from two sources to make the comparisons between our compensation and the competitive market compensation. The sources are the Radford survey and the Peer Group Companies. The Radford survey data is size adjusted to reflect our revenue, i.e., data taken from companies with revenues between $40M and $200M, in the high technology industry. The data regarding the Peer Group Companies is compiled from the most recently filed proxy statements for each of the peers. The material is taken from Equilar as Towers Watson’s data provider for high quality proxy data.

An important element of the Committee’s determinations involves competitive benchmarking. We regularly review our Peer Group Companies to maintain relevancy and to ensure availability of data, while seeking to avoid significant annual changes in the group to ensure a level of consistency. Each year, the Company reviews the appropriateness of its Peer Group Companies and participates in compensation and pay practice surveys of our semiconductor peer companies in order to assess the competitiveness of our compensation practices. As of July, 2015, as determined at the Committee meeting, our Peer Group Companies are comprised of the following companies for purposes of pay and performance benchmarking:

●Applied Micro Circuits Corporation	●Inphi Corporation
●Sigma Designs, Inc.	●MaxLinear, Inc.
●DSP Corp.	●Micrel, Inc.
●AXT Inc.	●AmTech Systems, Inc.
●Exar Corporation	●CEVA, Inc.
●GSI Technology, Inc.	●Pericom Semiconductor Corporation
●Pixelworks, Inc.	●Rubicon Technology, Inc.
●Ikanos Communications Inc.	●GigOptix, Inc.
●Intermolecular, Inc.

Towers Watson further recommended and the Committee agreed, that the additional companies listed below (the “below the line” companies) be grouped with the Peer Group Companies for purposes of generally tracking pay policy and practice trends within the analog RF semiconductor industry. The “below-the-line” companies are shown separately below the list of Peer Group Companies are not factored into statistics used when making pay decisions at all. These companies are strong industry fits but are outside the revenue scope, which is why the Committee and management track them, especially if there is an incentive plan design change. However, they are NOT considered in the pay decision process. Towers Watson recommended and the Committee agreed that the “below-the-line” companies listed below be considered for purposes of tracking pay policy and practice trends ONLY. Towers Watson further recommended and the Committee agreed that the compensation data and practices from the “below-the-line” companies be reviewed but NOT factored in or considered when making compensation decisions.

:

●Cirrus Logic, Inc.	●Silicon Laboratories, Inc.
●Qorvo, Inc.	●Skyworks Solutions, Inc.
●Semtech Corporation

COMPENSATION RISK ASSESSMENT

In designing and administering the executive compensation program, the Committee strives to balance short-term and long-term incentive objectives and use prudent judgment in establishing performance criteria, evaluating performance and determining actual incentive awards. The Committee, with periodic guidance from Towers Watson, assesses and discusses the balance of risk and reward of all of its compensation programs in relation to the Company’s overall business strategy on a regular basis.

The Committee has designed the Company’s compensation programs to discourage its executives or other employees from taking unnecessary or excessive risks. At the same time, the Committee strives to encourage measurable performance by our executives in order to promote the Company’s success. The Committee evaluates the attributes of our programs, including:

–The balance between annual and long-term performance opportunities.

–The alignment of annual and long-term incentive award objectives to ensure that both types of awards encourage consistent behaviors and sustainable performance results.

–Performance measures tied to short-term and long-term performance that motivate sustained performance but also result in negative compensation outcomes when the Company fails to meet performance objectives.

–The existence of share-based compensation through the long-term equity incentive compensation component in order to align executive and stockholder interests.

–The performance goals diversify the risks associated with any single indicator of performance.

Additionally, the Committee reviews existing policies, which are believed to encourage diligent and prudent decision-making and review processes. For example, the processes that are in place to manage and control risk include:

–During its goal-setting process, the Committee considers prior year performance relative to future expected performance to assess the reasonableness of goals.

–The Committee retains discretion in administering all awards and performance goals and in determining performance achievement.

–The Committee believes the Company maintains a value driven ethics based culture supported by a strong tone at the top.

The Committee believes that the Company’s compensation programs are not reasonably likely to have a materially adverse effect on the Company.

COMPONENTS OF COMPENSATION

The components of the compensation program for Named Executive Officers are described below.

Base Salary: Base salaries are determined based on a variety of factors, including the executive’s scope of responsibilities, a competitive market assessment of compensation for similar roles at other semiconductor companies, and a comparison of salaries paid to Peer Group Companies. Base salaries are currently at levels that approximate the 50th percentile based on the Aon/Radford semiconductor industry survey. These compensation levels are aligned with our compensation philosophy of targeting the 50th percentile of our Peer Group Companies and allow the Company to attract and retain superior leaders that the Company believes will allow it to deliver on its business goals while reflecting the actual performance of the Company.

The Chief Executive Officer recommends base salaries for each other executive. When setting the base salaries for executives other than the Chief Executive Officer, the Committee considers recommendations from him, reviews market pay information, and makes a final determination based on the factors listed above and such executive’s performance during the year. The Committee makes an independent determination for the Chief Executive Officer’s compensation.

Named Executive Officer Compensation

As of December 31, 2015, the salaries for the Named Executive Officers were:

Named Executive Officer	Base Salary
Ronald Michels, Chief Executive Officer	$463,500
David J. Cresci, President	$275,000
Terrence G. Gallagher, Executive Vice President and Chief Financial Officer	$250,000
John van Saders, Executive Vice President, Chief Operating Officer	$300,000
Jerry Lee Miller, Senior Vice President, Worldwide Sales and Applications	$250,000
Timothy M. Laverick, Sr., Senior Vice President Infrastructure Products	$205,000

For 2015, the Named Executive Officers received salary reductions of 15% as a result of a company strategy instituted to preserve cash for the second half of the second quarter and the third and fourth quarters of 2015.

Short-Term Incentives: Short-term incentives are “results oriented”. These incentives are discretionary. i.e., not guaranteed and as such are considered “at risk” and the process is reviewed annually by the Committee. The Committee retains the discretion as to whether or not awards are made for a given period, as to setting the targets for the short-term incentive program, and as to the level of pay-out even if targets are met. The payment of short-term incentives is based on our financial results and the individual executive’s performance as measured against the achievement of goals established by management and the Committee prior to the commencement of the relevant measurement period. In order to implement its philosophy that executives be rewarded for achieving positive financial results and other strategic goals and that poor Company performance has a negative impact on compensation, the Committee reviews and approves the design of the short-term incentive plan which significantly affects the total compensation of our executives depending on our success in meeting semi-annual financial and strategic goals. The Committee has and exercises the authority to make any changes it deems necessary in the semi-annual short-term incentives provided to our executives, including making downward adjustments in pay-out levels.

Target Incentives - The short-term incentive plan is applicable to all our employees, including our Named Executive Officers. In 2015, the short-term incentive targets calculated on a semi-annual basis for our current Named Executive Officers were:

–Chief Executive Officer: 100% of base salary

–President: 75% of base salary

–Executive Vice President, Chief Operating Officer: 75% of base salary

–Senior Vice President, Worldwide Sales and Applications: 75% of base salary

–Executive Vice President & Chief Financial Officer: 75% of base salary

–Senior Vice President, Infrastructure Products: 75% of base salary

Performance Measures - It is the Company’s policy that each of the Named Executive Officers and other eligible employees receive information on their individual compensation components, the corresponding measures, and information on how each plan or program works. This information is provided periodically by the Company’s Human Resources Department

2015 Performance Goals - For the 2015 short-term incentive plan, the Committee selected financial goals related to revenue and EBITDA. The award of short-term incentives for the Chief Executive Officer and Chief Financial Officer in 2015 are weighted such that the achievement of goals related to revenue and EBIDTA account for 50%, and 50%, respectively, of such awards. For other executives and our employees short-term incentive plan performance measures for 2015 included: revenue achievement (vs. plan) – 40%, EBIDTA (vs. plan) – 50%, and management business objectives – 10%. The short-term incentive plan financial goals are established by the Committee based upon the Company’s semi-annual financial plan which is approved by the Board.

The financial performance targets established by the Committee under the short-term incentive plan for 2015 are based on our historical operating results and growth rates as well as our expected future results, and are designed to require significant effort and operational success on the part of our executives and the Company.  The financial performance caps, established by the Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Committee believes should be rewarded.

The determination of whether a short-term incentive has been earned and will be paid for a semi-annual period is based upon whether the specific financial goal has been achieved, the absolute level of the economic performance of the business, as well as overall business conditions at the time of the short-term incentive payments. Each financial goal has a minimum achievement threshold performance relating to 50% of the goal’s target incentive, below which there will be no incentive funding associated with that goal. In addition, each individual financial goal has a maximum achievement cap of 150%, above which there is no additional short-term incentive attributable to the achievement of such financial goal.

The Company’s Human Resources Department calculates the short-term incentive payments payable to executive officers based on the achievement of the semi-annual short-term incentive targets and specific strategic or operational goals based on levels approved by the Committee. Following each semi-annual period, the Chief Executive Officer makes recommendations for short-term incentive payments for each executive officer, excluding the Chief Executive Officer. The Committee considers recommendations from the Chief Executive Officer and makes a final determination based on the results achieved for the executive officers other than the Chief Executive Officer. The Committee, in a closed door session, decides on the short-term incentive award payable to the Chief Executive Officer.

Form of Short-Term Incentive Awards - From 2005 through 2015, the Company has used varying combinations of cash and/or restricted stock or Restricted Stock Units as the basis for its semi-annual short-term incentive awards. When restricted stock or Restricted Stock Units have been awarded, the awards have been made with six-month to one-year vesting periods. The use of equity for this purpose has allowed the Company to conserve cash to fund its growth, as well as better align the short-term incentive payout with the stockholder value created in the following performance period.

The Committee determined that for 2015 semi-annual incentive distributions for the Named Executive Officers were to be made entirely in Restricted Stock Units. The semi-annual equity awards payable to the Company’s executive officers were reviewed and determined by the Committee in meeting held in July 2015. The Committee did not hold a meeting in February 2016 due to the Company’s on-going negotiations for the sale of the Company and entry into two separate merger agreements each of which prohibited the granting of any incentive awards as of the date of said agreements.

2015 Achievement against Performance Goals - The specific financial performance targets for the first-half and second-half of the 2015 short-term incentive plan are set forth in the table below:

$ in Millions
Performance metrics	Weighting	Plan	Actuals	% of AFP (Scaled)	Net Score

First Half 2015:
Revenue	40%	$37.0	$34.2	<0%	0%
EBITDA	50%	$(2.4)	$(4.1)	<0%	0%
MBOs	10%			100%	10%
					10%

Second Half 2015:
Revenue	40%	$28.2	$24.4	<0%	0%
EBITDA	50%	$(6.1)	$(7.6)	<0%	0%
MBOs	10%			100%	10%
					10%

Future Performance Goals - Because the market in which we operate is highly competitive with, among other items, product development, talent recruitment, accessibility of materials, customer relationships, and profitability subject to rapid competitive developments, it is our practice not to reveal forward-looking commercial and financial information relating to our business goals, plans or strategies which could result in competitive harm to us. Our 2015 goals for revenue and EBITDA were derived from a combination of internal operating plans and an assessment of the rate of overall growth in our markets. The following level of short-term incentive payouts has been achieved in the past five years:

Year	Range of Achievement
2015	0%
2014	68%	to	103%
2013	50%	to	65%
2012	9%	to	50%
2011	14%	to	15%

Long-Term Incentives: Long-term equity incentives, including stock options, restricted stock, Restricted Stock Units, and stock purchase rights granted pursuant to our 2005 Long-Term Incentive and Share Award Plan and our Employee Stock Purchase Plan, directly align the interests of our stockholders and the economic interests of our executive officers and other eligible employees. Stock options and Restricted Stock Units are both strong incentives because they encourage employees to work to increase the Company’s stock price. The fair market value of Restricted Stock Units is based on the closing price on date of grant. In addition, employees must remain employed with us for a fixed period of time in order for the options or Restricted Stock Units to fully vest. Stock Units generally vest over a period of three years with one-third vesting at the end of each twelve-month period commencing with the date of grant.

Annual Long-Term Incentive Equity Awards for 2015 – At its February 12, 2015 meeting, in accordance with its Pay for Performance Policy, the Committee approved, the award of 440,000 Restricted Stock Units to the Named Executive Officers set forth opposite their names as of March 2, 2015. 50% of the Restricted Stock Units have time-based vesting conditions and 50% have performance-based vesting conditions. The Committee approved these long-term incentive awards after discussions with Towers Watson and examining Peer Group Company compensation levels, as well as the Company’s past practices and current and anticipated performance levels. The Committee also considered the Company’s specific business conditions at the time of setting the performance goals as well as general market conditions.

Named Executive Officers	Date of Grant	Fiscal Year Performance Period	Number of Time Vesting Restricted Stock Units	Number of Performance Based Restricted Stock Units
Ronald Michels	March 2, 2015	2015	70,000	70,000
Chairman and Chief Executive Officer

David J. Cresci	March 2, 2015	2015	27,500	27,500
President

Terrence G. Gallagher	March 2, 2015	2015	40,000	40,000
Executive Vice President and Chief Financial Officer

John van Saders	March 2, 2015	2015	27,500	27,500
Executive Vice President and Chief Operating Officer

Jerry Lee Miller	March 2, 2015	2015	27,500	27,500
Senior Vice President Worldwide Sales and Applications

Timothy M. Laverick, Sr.	March 2, 2015	2015	27,500	27,500
Senior Vice President, Infrastructure Products

2015 Long-Term Incentive Award Calculation - For 2015, the performance calculation used in determining whether the long-term performance-based Restricted Stock Unit award has been earned is the Company’s one-year, two-year and three-year relative total shareholder return compared to that of the Peer Group Companies as identified for 2015. The goals for the 2015 performance-based awards are rigorous relative to the Company’s historical financial performance. The performance-based awards have historically been forfeited because the Company did not achieve the goals. In order to incentivize executives to achieve realistic improvements in the Company’s performance and generate positive shareholder returns, the Committee carefully selected the relative total shareholder return metric because the Committee and the Board determined that it is important for the Company to generate total shareholder return. As evidenced by the historical forfeitures, setting the goals for total shareholder return as a starting point motivates the executives to make progressive improvements in the Company’s performance as opposed to setting goals that are unattainable. Improving total shareholder return is the first step and provides the executives with the appropriate level of incentive to align shareholder interests with those of the executives.

2015 TARGET vs. ACTUAL
Company’s Relative Three-Year TSR Performance Relative to Pre-Defined 2015 Peer Group Companies	Applicable Percentage
75%	100%
50%	75%
25%	50%
<25%	0
Actual = 40%	65%

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid to our Named Executive Officers in the years set forth next to their names:

Name and Principal				Stock Awards	Stock Option	Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation
Position	Year	Salary ($) (1)	Bonus ($)	($) (2)	Awards ($)	Compensation ($)	Earnings ($)	($) (3)	Total ($)

Ronald Michels	2015	$419,378	$0	$157,500	$0	$0	N/A	$42,509	$619,387
Chairman and Chief Executive Officer	2014	$436,760	$0	$413,101	$0	$0	N/A	$33,864	$883,725
	2013	$463,500	$0	$770,739	$0	$0	N/A	$27,847	$1,262,085

David J. Cresci	2015	$248,822	$0	$61,875	$0	$0	N/A	$44,424	$355,121
President	2014	$259,135	$0	$252,057	$0	$0	N/A	$35,998	$547,190
	2013	$248,591	$0	$423,679	$0	$0	N/A	$45,016	$717,285

Terrence G. Gallagher	2015	$226,202	$0	$90,000	$0	$0	N/A	$25,882	$342,084
Executive Vice President and Chief Financial Officer	2014	$235,577	$0	$147,530	$0	$0	N/A	$18,596	$401,703
	2013	$250,000	$0	$193,291	$0	$0	N/A	$21,019	$464,310

John van Saders	2015	$271,442	$0	$61,875	$0	$0	N/A	$20,826	$354,143
Executive Vice President, Chief Operating Officer	2014	$282,692	$0	$253,699	$0	$0	N/A	$19,184	$555,575
	2013	$294,231	$0	$360,640	$0	$0	N/A	$22,032	$676,902

Jerry Lee Miller	2015	$226,202	$0	$85,875	$0	$0	N/A	$37,544	$349,621
Senior Vice President, Worldwide Sales & Applications	2014	$235,577	$0	$147,530	$0	$0	N/A	$27,432	$410,539
	2013	$242,788	$0	$238,763	$0	$0	N/A	$21,791	$503,342

Timothy M. Laverick, Sr.	2015	$185,486	$0	$85,875	$0	$0	N/A	$1,270	$272,631
Senior Vice President, Infrastructure Products	2014	$184,664	$0	$155,763	$0	$0	N/A	$2,694	$343,121

1.

For 2015, the Named Executive Officers received salary reductions of 15% in connection with the Company’s cash preservation program for the second half of the second quarter and the third and fourth quarters of 2015. For 2014, the Named Executive Officers received salary reductions of 8% in connection with the Company’s cash preservation program for the first, second and third quarters of 2014.

2.

The 2015 stock awards include long-term incentive awards earned for 2015. For the time-based long-term incentive awards, the grant date fair value is $1.20. For the performance-based long-term incentive awards the value is 88% of the grant date value as determined by a valuation expert using the Monte Carlo valuation method. Also included for Mr. Laverick and Mr. Miller is an additional time-based restricted stock unit award valued at $1.20.

The 2014 stock awards include long-term and short-term incentive awards earned for 2014. For the time-based long-term incentive awards, the grant date fair value is $1.82. For the performance-based long-term incentive awards the value is 67% of the grant date value as determined by a valuation expert using the Monte Carlo valuation method. The short-term incentive awards for 2014 are valued on the date of grant which was $0 .84 and $1.23 respectively. Also included for Mr. Laverick is a time-based restricted stock unit award valued at $0.79 and a performance-based restricted stock unit award valued at $0.53 using the Monte Carlo valuation method.

The 2013 awards include the grant date fair value of $2.07 for the 2012 award, as approved by the Company’s stockholders in 2013, $1.98 for the 2013 award and for Messrs. Cresci and van Saders awards upon promotion at $2.11. Amounts for Messrs. Michels, Cresci, van Saders, and Miller include the value of Restricted Stock Units awarded for 2012 compensation, in addition to awards for the 2013. The 2012 and 2013 awards were approved by the Compensation Committee at its February 16, 2012 and December 4, 2012 meetings, respectively. For Restricted Stock Units subject to performance conditions for 2012, the value is zero based on performance conditions. For Restricted Stock Units subject to performance conditions for 2013, includes the value at the grant date for 50% of the shares awarded, whereas actual performance was 34.83%.

3.

All Other Compensation includes benefits (medical, dental, life, accidental death and dismemberment, long-term disability, physical exam, financial planning allowance, and 401k match). For Mr. Michels, a country club membership is included. For Mr. Cresci, tuition reimbursement is included.

GRANTS OF PLAN-BASED AWARDS TABLE AS OF DECEMBER 31, 2015

The following table provides information on stock options, Restricted Stock Units or awards granted in 2015 for each of the Company’s Named Executive Officers. There can be no assurance that the amounts set forth in the “Grant Date Fair Value of Stock and Option Awards” column will ever be realized.

Name and Principal Position	Grant Date	Date of Committee Action	Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimates Future Shares Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of All Stock & Option Awards
			Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)

Ronald Michels	2/12/2015	2/12/2015								64,000		2		$78,720
Chairman and Chief Executive Officer	3/2/2015	2/12/2015				70,000	140,000	140,000	1					$157,500

David J. Cresci	2/12/2015	2/12/2015								35,800		2		$44,034
President	3/2/2015	2/12/2015				27,500	55,000	55,000	1					$61,875

Terrence G. Gallagher	2/12/2015	2/12/2015								35,800		2		$44,034
Executive Vice President and Chief Financial Officer	3/2/2015	2/12/2015				40,000	80,000	80,000	1					$90,000

John van Saders	2/12/2015	2/12/2015								35,800		2		$44,034
Executive Vice President, Chief Operating Officer	3/2/2015	2/12/2015				27,500	55,000	55,000	1					$61,875

Jerry Lee Miller	2/12/2015	2/12/2015								35,800		2		$44,034
Senior Vice President, Cellular Products	3/2/2015	2/12/2015				27,500	55,000	55,000	1					$61,875
	3/2/2015	2/12/2015				20,000			3					$24,000

Timothy M. Laverick, Sr.	2/12/2015	2/12/2015								35,800		2		$44,034
Senior Vice President Infrastructure Products	3/2/2015	2/12/2015				27,500	55,000	55,000	1					$61,875
	3/2/2015	2/12/2015				20,000			3					$24,000

(1)

Awards of Restricted Stock Units: 50% for the 2015 time-based long-term incentive award plan with three year vesting and 50% for the 2015 performance-based long-term incentive award plan with three year vesting.

(2)	Represents awards of Restricted Stock Units for the Second Half 2014 short-term incentive plan requiring six months service prior to the vest date.
(3)	Award of additional time-based Restricted Stock Units for Mr. Laverick and Mr. Miller.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2015.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
	Exercisable	Unexercisable
Ronald Michels	47,600			$8.84	12/18/2016	169,999	2	$108,799	148,277	$94,897
Chairman and Chief Executive Officer	88,858			$1.93	1/15/2019
	250,000			$3.24	6/28/2021

David J. Cresci	5,408			$8.84	12/18/2016	110,829	3	$70,931	72,071	$45,396
President	11,026			$1.93	1/15/2019
	10,000			$5.78	10/7/2020

Terrence G. Gallagher	7,811			$8.84	12/18/2016	70,000	4	$44,800	63,483	$40,629
Executive Vice President and Chief Financial Officer	4,072			$1.93	1/15/2019

John van Saders	3,609			$9.00	2/1/2017	92,499	5	$59,199	72,650	$46,496
Executive Vice President, Chief Operating Officer	2,543			$1.93	1/15/2019

Jerry Lee Miller	5,066			$5.01	5/3/2020	75,833	6	$48,533	50,402	$32,257
Senior Vice President, Worldwide Sales and Applications

Timothy M. Laverick, Sr.						85,831	7	$54,932	60,404	$38,659
Senior Vice President, Infrastructure Products

(1)	The dollar value of these awards is calculated by multiplying the number of shares or units by the closing bid price of our Common Stock on December 31, 2015 of $0.64.

(2)

Restricted time-based stock units vesting as follows: 23,334 vesting on March 15, 2016 33,333 vesting on March 15, 2016, 33,333 vesting on May 8, 2016, 23,333 vesting on March 2, 2017, 33,333 vesting on March 3, 2017, and 23,333 vesting on March 2, 2018. Performance-based Restricted Stock Units dependent on performance will vest if at all as follows: 23,333 vesting on March 15, 2016, 33,333 vesting on March 15, 2016, 11,610 vesting on May 8, 2016, 23,333 vesting on March 2, 2017, 33,334 vesting on March 5, 2017, and 23,334 vesting on March 2, 2018.

(3)

Restricted time-based stock units vesting as follows: 9,168 vesting on March 15, 2016, 20,833 vesting on March 15, 2016, 8,333 vesting on May 8, 2016, 33,330 vesting on June 17, 2016, 9,166 vesting on March 2, 2017, 20,833 vesting on March 3, 2017, and 9,166 vesting on March 2, 2018. Performance-based Restricted Stock Units dependent on performance will vest if at all as follows: 9,167 vesting on March 15, 2016, 20,833 vesting on March 15, 2016, 2,904 vesting on May 8, 2016, 9,166 vesting on March 2, 2017, 20,834 vesting on March 5, 2017, and 9,167 vesting on March 2, 2018.

(4)

Restricted time-based stock units vesting as follows: 13,334 vesting on March 15, 2016, 10,000 vesting on March 15, 2016, 10,000 vesting on May 8, 2016, 13,333 vesting on March 2, 2017, 10,000 vesting on March 3, 2017, and 13,333 vesting on March 2, 2018. Performance-based Restricted Stock Units dependent on performance will vest if at all as follows: 13,333 vesting on March 15, 2016, 10,000 vesting on March 15, 2016, 3,483 vesting on May 8, 2016, 13,333 vesting on March 2, 2017, 10,000 vesting on March 5, 2017, and 13,334 vesting on March 2, 2018.

(5)

Restricted time-based stock units vesting as follows: 9,168 vesting on March 15, 2016, 20,833 vesting on March 15, 2016, 10,000 vesting on May 8, 2016, 13,333 vesting on June 17, 2016, 9,166 vesting on March 2, 2017, 20,833 vesting on March 3, 2017, and 9,166 vesting on March 2, 2018. Performance-based Restricted Stock Units dependent on performance will vest if at all as follows: 9,167 vesting on March 15, 2016, 20,833 vesting on March 15, 2016, 3,483 vesting on May 8, 2016, 9,166 vesting on March 2, 2017, 20,834 vesting on March 5, 2017, and 9,167 vesting on March 2, 2018.

(6)

Restricted time-based stock units vesting as follows: 15,836 vesting on March 15, 2016, 10,000 vesting on March 15, 2016, 8,333 vesting on May 8, 2016, 15,832 vesting on March 2, 2017, 10,000 vesting on March 3, 2017, and 15,832 vesting on March 2, 2018. Performance-based Restricted Stock Units dependent on performance will vest if at all as follows: 9,167 vesting on March 15, 2016, 10,000 vesting on March 15, 2016, 2,902 vesting on May 8, 2016, 9,166 vesting on March 2, 2017, 10,000 vesting on March 5, 2017, and 9,167 vesting on March 2, 2018.

(7)

Restricted time-based stock units vesting as follows: 15,836 vesting on March 15, 2016, 8,333 vesting on March 15, 2016, 8,333 vesting on May 8, 2016, 6,666 vesting on August 4, 2016, 15,832 vesting on March 2, 2017, 8,333 vesting on March 3, 2017, 6,666 vesting on August 4, 2017, and 15,832 vesting on March 2, 2018. Performance-based Restricted Stock Units dependent on performance will vest if at all as follows: 9,167 vesting on March 15, 2016, 8,333 vesting on March 15, 2016, 2,903 vesting on May 8, 2016, 6,667 vesting on August 5, 2016, 9,166 vesting on March 2, 2017, 8,334 vesting on March 5, 2017, 6,667 vesting on August 5, 2017, and 9,167 vesting on March 2, 2018.

OPTION EXERCISES AND STOCK VESTED

The following table shows all stock options exercised and the value realized upon exercise and all stock awards that vested and the value realized upon vesting by each Named Executive Officer during 2015. No options were exercised in 2015.

	OPTION AWARDS		STOCK AWARDS
NAMED EXECUTIVE OFFICER	No. of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	No. of Shares Acquired on Exercise (#)	Value Realized on Vesting ($)
Ronald Michels	-	-	211,849	$124,990
Chairman and Chief Executive Officer

David J. Cresci	-	-	134,197	$49,653
President

Terrence G. Gallagher	-	-	73,942	$27,358
Vice President and Chief Financial Officer

John van Saders	-	-	116,905	$68,973
Executive Vice President and Chief Operating Officer

Jerry Lee Miller	-	-	80,028	$47,216
Senior Vice President, Worldwide Sales and Applications

Timothy M. Laverick, Sr.	-	-	81,510	$48,090
Senior Vice President, Infrastructure Products

OTHER COMPENSATION AND BENEFITS

Our executive officers are also eligible for other benefits that generally are similar to those available to all of our U.S.-based employees, including medical, life and accident insurance, employee stock purchase plan and a 401(k) plan matching contribution of up to 30% of an employee’s contribution up to 10% of their gross pay. In April 2014, as a means of conserving cash, we ceased matching contributions under our 401(k) plan. Our Named Executive Officers are also eligible for an annual physical exam, a supplemental executive medical plan, a convertible life insurance policy and a financial planning allowance. Mr. Michels receives a country club membership. We do not provide any other perquisites to our Named Executive Officers that are not made available to other employees.

The following table generally illustrates the benefits and perquisites we do and do not provide and identifies those employees who may be eligible to receive them:

Plan	Named Executive Officers	Managers	Full-Time Employees
401(k)	X	X	X
Medical/Dental/Vision	X	X	X
Life & Disability Insurance (1) (2)	X	X	X
Change-In-Control & Severance Plan	X	Not Offered	Not Offered
Supplemental Executive Medical Plan (3)	X	Not Offered	Not Offered
Supplemental Early Retirement Plan	Not Offered	Not Offered	Not Offered
Employee Stock Purchase Plan	X	X	X
Defined Benefit Pension Plan	Not Offered	Not Offered	Not Offered
Employee Discounts	X	X	X
Convertible Life Insurance (4)	X	X	X
Financial Planning Allowance (5)	X	X	X
Automobile/Transportation Allowance (6)	Not Offered	Not Offered	X
Relocation Assistance (7)	X	X	X
Physical Fitness Allowance	Not Offered	Not Offered	Not Offered
Country Club Memberships (8)	X	Not Offered	Not Offered
Security Service	Not Offered	Not Offered	Not Offered
Dwellings for Personal Use	Not Offered	Not Offered	Not Offered

(1)

We provide Company-paid short-term disability insurance to eligible full-time employees with a bi-weekly benefit up to 100% of qualifying base salary. The amount of the Company-paid benefit may be reduced by state disability benefits, workers compensation payments, or Social Security payments.

(2)

We provide Company-paid long-term disability insurance which provides income replacement during a disability that has existed (for at least six months of up to 60% of base salary with a maximum benefit of $10,000 monthly.) The amount of benefits provided under this plan may be reduced by state disability benefits, workers compensation payments, or Social Security payments.

(3)	We provide an executive supplemental medical plan to certain executives, which covers the expense for qualifying claims which have not been paid or reimbursed by the basic healthcare plans.

(4)

We provide Company-paid life insurance with the option to purchase supplemental life insurance at the employee’s expense. If an employee leaves the Company, the vendor offers the option to convert the policy to an individual policy at the Company’s group rates.

(5)

We provide our Named Executive Officers with a limited financial planning allowance via taxable reimbursements for financial planning services like financial advice, life insurance adequacy and tax preparation, which are focused on assisting executive employees in achieving the highest value from their compensation package.

(6)	In certain international locations certain managers and employees are provided an automobile/transportation allowance in accordance with local custom and competitive market practice.

(7)

We provide relocating employees with economic assistance associated with home sale, house hunting, home purchase, temporary living, shipment of personal goods, and other miscellaneous move expenses. The level of individual assistance is defined by both our Relocation Policy and individual relocation agreements. The program is administered through a third party.

(8)	We provide a Company-paid country club membership to Ronald Michels, Chief Executive Officer, for the purpose of customer meetings and entertainment.

OTHER COMPENSATION POLICIES AND PRACTICES

Hedging Prohibitions - We have an insider trading policy, which among other things prohibits employees, officers, and directors from engaging in any speculative or hedging transactions in our securities. These “Hedging Prohibitions” were adopted and added to the policy at the Committee’s February 2012 meeting.

The Company considers it improper and inappropriate for those employed by the Company to engage in short-term, speculative transactions, including derivatives or hedges, in or related to the Company’s securities or in other transactions in the Company’s securities that may lead to inadvertent violations of the insider trading laws.

Hedging transactions such as puts, calls, collars, swaps, forward sales contracts, exchange funds, and similar arrangements or instruments designed to hedge or offset decreases in market value of ANADIGICS’ securities are prohibited.

No employee, including Named Executive Officers, or directors may engage in short sales of ANADIGICS securities, hold ANADIGICS securities in a margin account or pledge ANADIGICS securities as collateral for a loan as both create the potential for inadvertent violations of insider trading laws (i.e. margin calls or loan foreclosures).

Clawback Policy - The Board may recover incentive compensation paid to any current or former Named Executive Officer of the Company when each of the following conditions apply:

₋

The Company’s financial statements are required to be restated due to material non-compliance with any financial reporting requirements under the federal securities laws (other than a restatement due to a change in accounting rules);

₋	As a result of such restatement, a performance measure that was a material factor in determining the incentive award is restated; and

₋	A lower payment would have been made to the executive officer based on the restated financial results.

The Clawback Policy applies to all annual incentive and other performance-based compensation paid on or after February 16, 2012 and the recovery period is the three-year period preceding the date on which the Company is required to prepare the accounting restatement.

Named Executive Officers and Director Stock Ownership: - The Board believes that Directors and Named Executive Officers should have a significant stake in ANADIGICS stock to align their interests with those of the Company’s stockholders.  To further this objective, the Committee periodically reviews stock ownership levels for our Named Executive Officers and Directors.  The Committee’s assessment of stock ownership levels among our Directors and Named Executive Officers is that (i) a significant portion of their respective personal investment portfolios consist of our Company’s stock; and (ii) their stock ownership levels are appropriate when compared to similarly situated directors and executives at our Peer Group Companies.

As of March 1, 2016, our Directors ownership levels were as set forth below:

Ronald Rosenzweig	291,653
Richard B. Kelson	16,666
Harry Rein	174,246
David Fellows	325,611
Dennis Strigl	143,588

As of March 1, 2016, our Named Executive Officers ownership levels were as set forth below:

Ronald Michels	1,410,985
David J. Cresci	495,182
Terrence G. Gallagher	311,774
John van Saders	244,192
Jerry Lee Miller	184,737
Timothy M. Laverick Sr.	99,184

Section 162(m) - Under Section 162(m) of the Internal Revenue Code, we may not receive a federal income tax deduction for compensation paid to the Chief Executive Officer and the next three most highly compensated executive officers to the extent that any of these persons receives more than $1,000,000 in compensation in any one year. However, if we pay compensation that is treated as “qualified performance-based compensation” under Section 162(m), we can receive a federal income tax deduction for the compensation paid even if such compensation exceeds $1,000,000 in a single year. Our 2005 Plan was stockholder-approved and stock options granted under the 2005 Plan were intended to qualify as “qualified performance-based compensation”. The Committee has not adopted a policy that all compensation must be deductible on our federal income tax returns.

EMPLOYMENT CONTRACTS, CHANGE OF CONTROL ARRANGEMENTS, AND SEPARATION AGREEMENTS

EXECUTIVE EMPLOYMENT AGREEMENTS

Ronald Michels – Chairman and Chief Executive Officer. Mr. Michels was appointed Chairman of the Board on March 20, 2013 and currently holds the title of Chairman and Chief Executive Officer. He previously served as Director from March 28, 2011 to March 20, 2013. He served as President and Chief Executive Officer from March 28, 2011 to June 12, 2013. He served as Director and Chief Executive Officer starting in June 12, 2013. He also served as Senior Vice President – Chief Technology and Strategy Officer of the Company from April 2009 to March 2013. Prior to that Mr. Michels was the Senior Vice President - Broadband Products. In connection with his appointment, Mr. Michels and the Company entered into an employment agreement, accepted April 15, 2011 (the “Initial Agreement”), with a term expiring on December 31, 2013. In June 2013, the Company announced that in connection with an executive reorganization, Mr. Michels was appointed Chairman of the Board. He was appointed Chief Executive Officer in March 2011. On September 30, 2013, the Company entered into a new amended employment agreement with Mr. Michels, which was amended on November 9, 2015 (the “Agreement”), which extended the term of the Agreement to December 31, 2017.

Pursuant to the Agreement, the term commenced on October 1, 2013 and terminates on December 31, 2017 (the “Stated Termination Date”), unless either Mr. Michels or the Company, on or subsequent to September 30, 2014 provides the other party with a 90-day advance written notice to terminate the Agreement in which event the Agreement will terminate on the 91st day, with Mr. Michels agreeing to serve as Chairman of the Board for 12 months beginning on such date (the “Early Termination Date”), if the Board of Directors so requests.

Under the terms of the Agreement, if the Company terminates Mr. Michels without “Cause” or in the event of  a “Change in Control” which results in either the involuntary termination without “Cause” of his employment with the Company or Mr. Michels’ voluntary resignation from the Company due to a reduction in responsibilities and duties associated with his position, or reduction in base salary, plus bonus at target, (without the prior express written consent of Mr. Michels), he shall be entitled to (A) an amount equal to 200% of the sum of (i) the highest annualized rate of his base salary in effect at any point during the twelve months preceding the date of termination of employment plus (ii) his bonus at target of 110% of the highest annualized rate of his base salary in effect at any point during the twelve months preceding the date of termination of employment (to be paid on the date that is sixty (60) days after the date of termination under the Agreement), (B) payment of the semi-annual bonus (at 100% of target prorated for the number of months worked in that period to be paid on the date that is sixty (60) days after the date of termination under the Agreement), (C) medical and dental insurance benefits for a maximum of twelve months, (D) executive outplacement services for up to six months, and (E) immediate vesting of (i) all stock options and (ii) all shares of restricted stock and Restricted Stock Units granted prior to termination of employment to the extent earned if performance-based.

 If Mr. Michels’ employment terminates on the Stated Termination Date or the Early Termination Date, he is entitled to (x) the immediate vesting of his stock options, restricted stock and Restricted Stock Units that would have vested within twelve months of the expiration date of the Agreement and (y) an amount equal to the highest annualized rate of his base salary in effect at any point during the twelve months preceding the date of termination of employment (to be paid on the date that is sixty days after the date of termination under the Agreement) and (z) payment of any short-term incentive bonus for the year ending on the Stated Termination Date or the Early Termination Date, which has been awarded and earned in accordance with the Company’s normal course, but not yet paid (to be paid at the time such bonuses are otherwise payable under the terms of the applicable plan for active executives).

David J. Cresci - President. The Company announced on June 12, 2013 that it appointed David J. Cresci to serve as President. In connection with his appointment, Mr. Cresci and the Company continued his employment agreement which was effective on January 14, 2013 (the “Agreement”), for a term expiring December 31, 2015 (the “Stated Termination Date”) (the “Agreement”), which term will automatically be extended on an annual basis on each anniversary of the Stated Termination Date (“Anniversary Termination Date”) provided that neither Mr. Cresci nor the Company notifies the other party in writing prior to the September 30 preceding such Stated Termination Date or Anniversary Termination Date that such party elects not to extend the Agreement.

Under the terms of the Agreement, if within 12 months following a “Change in Control” his employment with the Company is terminated without “Cause” or Mr. Cresci voluntary resigns from the Company due to a material reduction in the responsibilities and duties associated with his position, or a material reduction in his base salary, plus target bonus opportunity (without the express consent of Mr. Cresci), he will be entitled to (i) an amount equal to (x) twelve months of base salary (payable in equal bi-weekly installments) (y) payment of his annual bonus at 100% of target (payable in bi-weekly installments), and (z) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period (paid at the Company’s regular scheduled semi-annual bonus payment date); provided that no such payments under this clause (i) shall be made prior to the 60th day following the date of termination under the Agreement; (ii) subject to his timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the Company’s will pay the COBRA continuation coverage premiums for him and his covered dependents in effect at his termination for a maximum of twelve (12) months; (iii) executive outplacement services for up to six months; and (iv) the immediate vesting of all stock options, restricted stock and Restricted Stock Units previously granted to him which have not vested as of such date on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based) and not vested as of such date; any such options shall continue to be exercisable for ninety (90) days following the vesting of such options, but not beyond the original term of such options.

In the event Mr. Cresci's employment with the Company is terminated without "Cause" at any time by the Company prior to the Stated or Anniversary Termination Date, absent the occurrence of a Change in Control or more than twelve months following a Change in Control, the Company agrees that following such termination, he will receive: (i) an amount equal to (x) twelve months of base salary (payable in equal bi-weekly installments); and (y) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period (paid at the Company's regular scheduled semi-annual bonus payment date); provided that no such payments under this clause (i) shall be made prior to the 60th day following the date of termination under this Agreement; (ii) subject to his timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), the Company will pay the COBRA continuation coverage premiums for Mr. Cresci and his covered dependents as in effect at his termination for a maximum of twelve (12) months; (iii) executive outplacement services for up to six months; and (iv) the continued vesting of all stock options, restricted stock and Restricted Stock Units previously granted to him which have not vested as of such date, on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based) and not vested as of such date; any such options shall continue to be exercisable for ninety (90) days following the vesting of such options, but not beyond the original term of such options.

If Mr. Cresci’s employment terminates on the Stated Termination Date or any Anniversary Termination Date as a result of notification from the Company, Mr. Cresci is entitled to (i) twelve (12) months base salary (payable in equal bi-weekly installments), (ii) the annual short-term bonus for the calendar year in which the Agreement expires, to the extent earned and not yet paid, and (iii) the continued vesting of all stock options, restricted stock and Restricted Stock Units previously granted to him which have not vested as of such date but would have vested within twelve (12) months of such date, on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based) and not vested as of such date; any such options shall continue to be exercisable for ninety (90) days following the vesting of such options, but not beyond the original term of such options; provided that no payments under clauses (i) and (ii) shall be made prior to the 60th day following the date of termination under the Agreement.

Terrence Gallagher – Executive Vice President and Chief Financial Officer. Mr. Gallagher was promoted to Executive Vice President and Chief Financial Officer in February 2015. The Company announced on November 14, 2011 it appointed Terrence Gallagher, to serve as Vice President, Chief Financial Officer.  In connection with his appointment, Mr. Gallagher and the Company entered into an employment agreement, effective November 14, 2011 (the “Agreement”) for a term expiring on December 31, 2013 (the “Stated Termination Date”), which term will automatically be extended on an annual basis on the Stated Termination Date and on each anniversary of the Stated Termination Date (“Anniversary Termination Date”) provided that neither Mr. Gallagher nor the Company notifies the other party in writing prior to the September 30 preceding such Stated Termination Date or Anniversary Termination Date that such party elects not to extend the Agreement.

Under the terms of the Agreement, if within 12 months following a “Change in Control”, the Company terminates Mr. Gallagher without “Cause” or Mr. Gallagher voluntarily resigns from the Company due to a material reduction in responsibilities and duties associated with his position, or a material reduction in base salary, plus target bonus opportunity, without the prior express written consent of Mr. Gallagher, he will be entitled to (A) an amount equal to (x) twelve months of base salary and payment of the annual bonus at 100% of target (payable in equal bi-weekly installments) and (y) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period; (paid at the Company’s regular scheduled semi-annual bonus payment date) provided that no such payments shall be made prior to the 60th day following the termination under the Agreement (B)  subject to his timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), COBRA continuation coverage premiums for up to a maximum of twelve months, (C) executive outplacement services for up to six months and (D) immediate vesting of  all stock options, shares of restricted stock and Restricted Stock Units granted under any stock or stock option plan of the Company, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based) and not vested as of such termination date.

If Mr. Gallagher’s employment is terminated without “Cause” at any time prior to the Stated Termination Date or Anniversary Termination Date by the Company, absent the occurrence of a Change in Control or more than twelve months following a Change in Control, he will be entitled to (A) an amount equal to (x) twelve months of base salary (payable in equal bi-weekly installments) and (y) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period, (paid at the Company’s regular scheduled semi-annual bonus payment date) (B)  subject to timely election of continuation coverage under COBRA, COBRA continuation coverage premiums for up to a maximum of twelve months, (C) executive outplacement services for up to six months, and (D) the continued vesting of all stock options, restricted stock and Restricted Stock Units previously granted which have not vested as of the termination date but would have vested within twelve months of such date, on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based).

If Mr. Gallagher’s employment terminates on the Stated Termination Date or any Anniversary Termination Date, he will be entitled to (A) an amount equal to twelve months base salary, (B) the annual short-term bonus for the calendar year in which the Agreement expires, to the extent earned and not yet paid, and (C) the continued vesting of all stock options, restricted stock and Restricted Stock Units previously granted which have not vested as of such termination date but would have vested within twelve months of such date, on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based).

John van Saders - Executive Vice President, Chief Operating Officer. The Company announced on June 12, 2013 it appointed John van Saders, to serve as Executive Vice President, Chief Operating Officer.  In connection with his appointment, Mr. van Saders and the Company continued his employment agreement, accepted April 15, 2011 (the “Agreement”), for a term expiring December 31, 2013 (the “Stated Termination Date”), which term will automatically be extended on an annual basis on each anniversary of the Stated Termination Date (“Anniversary Termination Date”) provided that neither Mr. van Saders nor the Company notifies the other party in writing prior to the September 30 preceding such Stated Termination Date or Anniversary Termination Date that such party elects not to extend the Agreement.

Under the terms of the Agreement, in the event of a “Change in Control” which results, within six months of the Change in Control, in either the involuntary termination of his employment with the Company without “Cause” or Mr. van Saders’ voluntary resignation from the Company due to a reduction in the responsibilities and duties associated with his position, or reduction in base salary, plus bonus at target (without the express consent of Mr. van Saders), he will be entitled to (A) an amount equal to (i) twelve months of base salary and payment of the annual bonus at 100% of target (payable in equal bi-weekly installments) plus (ii) his semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the numbers of complete months worked in that period, provided that no such payments under clauses (i) and (ii) shall be made prior to the 60th day following the date of termination, (B) continuation of all current medical and dental insurance benefits for a maximum of twelve (12) months, (C) executive outplacement services for up to six months and (D) immediate vesting of all stock options and shares of restricted stock and Restricted Stock Units granted prior to termination of employment, to the extent such options, stock and units have been earned if performance-based; any such options will continue to be exercisable for six (6) months following termination of employment but not beyond the original term of the options. If the Company terminates Mr. van Saders without “Cause” at any time prior to the Stated Termination Date or any Anniversary Termination Date, absent the occurrence of a Change in Control, Mr. van Saders shall be entitled to (A) an amount equal to six months base salary and payment of the semi-annual bonus at 100% of target, (B) continuation of all current medical and dental insurance benefits for a maximum of twelve (12) months, (C) executive outplacement services for up to six months and (D) immediate vesting of all stock options and shares of restricted stock and Restricted Stock Units granted prior to termination of employment, to the extent such options, stock and units have been earned if performance-based.

If Mr. van Saders’ employment terminates on the Stated Termination Date or any Anniversary Termination Date, he is entitled to the immediate vesting of his stock options and restricted stock and Restricted Stock Units that would have vested within twelve months of the expiration date of the Agreement.

Jerry Lee Miller - Senior Vice President, Worldwide Sales and Applications. The Company announced on June 12, 2013 that it appointed Jerry Lee Miller, to serve as Senior Vice President, Worldwide Sales and Applications. In connection with his appointment, Mr. Miller and the Company continued his employment agreement which was effective on April 3, 2013 (the “Agreement”) for a term expiring December 31, 2013 (the “Stated Termination Date”), which term will automatically be extended on an annual basis on each anniversary of the Stated Termination Date (“Anniversary Termination Date”), provided that neither Mr. Miller nor the Company notifies the other party in writing prior to the September 30 preceding such Stated Termination Date or Anniversary Termination Date that such party elects not to extend the Agreement.

Under the terms of the Agreement, in the event of a “Change in Control” which results, within twelve (12) months following a Change in Control, in either the involuntary termination of his employment with the Company without “Cause” or Mr. Miller’s voluntary resignation from the Company due to a material reduction in the responsibilities and duties associated with his position, or material reduction in base salary, plus target bonus opportunity (without the express consent of Mr. Miller), he will be entitled to (i) an amount equal to (x) twelve months of base salary and payment of the annual bonus at 100% of target (payable in equal bi-weekly installments); and (y) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period (paid at the Company’s regular scheduled semi-annual bonus payment date); provided that no such payments under clause (i) shall be made prior to the 60th day following the date of termination under this Agreement; (ii) subject to his timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the Company will pay the COBRA continuation coverage premiums for him and his covered dependents as in effect at his termination for a maximum of twelve (12)months, (iii) executive outplacement services for up to six months; and (iv) the immediate vesting of all stock options, restricted stock and Restricted Stock Units previously granted to him which have not vested as of such date but would have vested within twelve (12) months of such date, on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based) and not vested as of such date; any such options will continue to be exercisable for twelve (12) months following the vesting of such options, but not beyond the original term of such options.

In the event Mr. Miller's employment with the Company is terminated without "Cause" at any time by the Company prior to the Stated or Anniversary Termination Date, absent the occurrence of a “Change in Control” or more than twelve months following a Change in Control, the Company agrees that following such termination, he will receive: (i) an amount equal to (x) twelve months of base salary (payable in equal bi-weekly installments); and (y) payment of the semi-annual bonus for the period during which termination occurs (at 100% of target) prorated for the number of complete months worked in that period (paid at the Company's regular scheduled semi-annual bonus payment date); provided that no such payments under clause (i) shall be made prior to the 60th day following the date of termination under this Agreement; (ii) subject to his timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), the Company will pay the COBRA continuation coverage premiums for Mr. Miller and his covered dependents as in effect at his termination for a maximum of twelve (12) months, (iii) executive outplacement services for up to six months; and (iv) the continued vesting of all stock options, restricted stock and Restricted Stock Units previously granted to him which have not vested as of such date but would have vested within twelve (12) months of such date, on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based) and not vested as of such date; any such options shall continue to be exercisable for ninety (90) days following the vesting of such options, but not beyond the original term of such options.

If Mr. Miller’s employment terminates on the Stated Termination Date or any Anniversary Termination Date as a result of notification from the Company, Mr. Miller is entitled to (i) twelve (12) months base salary (payable in equal bi-weekly installments), (ii) the annual short-term bonus for the calendar year in which the Agreement expires, to the extent earned and not yet paid (paid at the Company’s regular scheduled semi-annual bonus payment date), and (iii) the continued vesting of all stock options, restricted stock and Restricted Stock Units previously granted to him which have not vested as of such date but would have vested within twelve (12) months of such date, on the original scheduled vesting dates, to the extent such stock options, shares of restricted stock, or Restricted Stock Units have been earned (if performance-based) and not vested as of such date; any such options will continue to be exercisable for ninety (90) days following the vesting of such options, but not beyond the original term of such options; provided that no payments under clauses (i) and (ii) will be made prior to the 60th day following the date of termination under the Agreement.

Timothy M. Laverick, Sr. – Senior Vice President, Infrastructure Products. Effective August 4, 2014, we appointed Timothy Laverick to serve as Senior Vice President of Infrastructure Products.  Mr. Laverick had previously been serving as Vice President of Infrastructure Products since May 2012.  Prior to this role, he served as General Manager of Fiber Optic Product Segment as well as Vice President of Design Technology at the Company. Prior to joining us in 1989, Mr. Laverick was a circuit designer at Microwave Semiconductor Corp.

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

The following table shows the estimated value transfer to each Named Executive Officer under various terminations of employment scenarios (assuming the termination or death occurred on December 31, 2015):

Summary Chart Scenario	Ronald Michels (1)	David J. Cresci (2)	Terrence G. Gallagher (3)	John van Saders (4)	Jerry Lee Miller (5)	Timothy M. Laverick, Sr. (6)	Total
If Retirement or Voluntary Resignation	$0	$0	$0	$0	$0	$0	$0
If Termination for Cause	$0	$0	$0	$0	$0	$0	$0
If Termination without Cause	$2,195,898	$452,935	$396,133	$348,177	$394,268	$335,887	$4,123,298
If Change-In-Control followed by termination without cause or resignation for Good Reason	$2,195,898	$621,580	$546,203	$676,197	$541,270	$475,614	$5,056,760
If Death Occurs	$203,697	$117,056	$85,429	$105,695	$80,790	$93,590	$686,258

(1)

For Mr. Michels, the Termination without Cause and Change-In-Control payments include separation payments of $1,946,700, accelerated vesting of Restricted Stock Units of $203,697, outplacement benefits of $6,000, and medical and dental benefits of $39,501.

(2)

For Mr. Cresci, the Change-In-Control and Termination without Cause payments include separation payments of $481,250 (if Change-in-Control followed by a qualifying event) or $378,125 (if Termination without Cause), twelve-months accelerated vesting of Restricted Stock Units of $117,056, outplacement benefits of $6,000 and, medical and dental benefits of $17,274. The payment in the event of death represents the accelerated vesting of all Restricted Stock Units.

(3)

For Mr. Gallagher, the Change-In-Control and Termination without Cause payments include separation payments of $437,500 (if Change-in-Control followed by a qualifying event) or $343,750 (if Termination without Cause), twelve-months accelerated vesting of Restricted Stock Units of $85,429, outplacement benefits of $6,000 and, medical and dental benefits of $17,274. The payment in the event of death represents the accelerated vesting of all Restricted Stock Units.

(4)

For Mr. van Saders, the Change-In-Control and Termination without Cause payments include separation payments of $525,000 (if Change-in-Control followed by a qualifying event) or $237,500 (if Termination without Cause), twelve-months accelerated vesting of Restricted Stock Units of $105,695, outplacement benefits of $6,000 and, medical and dental benefits of $39,501. The payment in the event of death represents the accelerated vesting of all Restricted Stock Units.

(5)

For Mr. Miller, the Change-In-Control and Termination without Cause payments include separation payments of $437,500 (if Change-in-Control followed by a qualifying event) or $343,750 (if Termination without Cause), twelve-months accelerated vesting of Restricted Stock Units of $70,780, outplacement benefits of $6,000 and, medical and dental benefits of $16,979. The payment in the event of death represents the accelerated vesting of all Restricted Stock Units.

(6)

For Mr. Laverick, the Change-In-Control and Termination without Cause payments include separation payments of $358,750 (if Change-in-Control followed by a qualifying event) or $281,875 (if Termination without Cause), twelve-months accelerated vesting of Restricted Stock Units of $93,590, outplacement benefits of $6,000, and medical and dental benefits of $17,274. The payment in the event of death represents the accelerated vesting of all Restricted Stock Units.

COMPENSATION OF DIRECTORS

Our Company uses a combination of cash and equity-based incentive compensation for each non-employee Director. Directors, who are also employees of the Company, do not receive additional compensation for their service as Directors.

Cash Compensation Paid to Board Members. During 2015, each non-employee member of the Board received an annual retainer of $40,000 payable in equal quarterly installments, except for Mr. Bachow, who resigned on February 10, 2015 and received a pro rata portion; and except for Mr. Kelson, who came into office on February 10, 2015 and received a pro rata portion. For his service as Lead Independent Director, Mr. Dennis Strigl received $60,000. During 2015, the committee chairpersons of the Audit Committee, Compensation and HR Committee and the Corporate Governance and Nominating Committee received an annual cash retainer of $20,000, $13,000 and $8,000, respectively, provided, however, that Mr. Bachow received a pro rata portion of his retainer as chair of the Audit Committee, for the period from January 1, 2015 to February 10, 2015. Upon Mr. Bachow’s departure, Mr. Rein assumed the position of chair of the Audit Committee and received a pro rata portion for the period from February 10, 2015 to December 31, 2015. During 2015, the committee members of the Audit Committee, Compensation and HR Committee, and the Governance and Nominating Committee received an annual cash retainer of $5,000, $3,000 and $3,000, respectively, provided, however, that Mr. Kelson received a pro rata portion for his service on the Compensation and HR Committee for the period from February 10, 2015 to December 31, 2015. The Chairman, Ronald Michels, as an employee of the Company, received no compensation in this role.

Equity Compensation for Directors. We have the flexibility to provide stock options, restricted stock, Restricted Stock Units or a combination thereof to our non-employee Directors. Historically and currently, we consult the Institutional Stockholder Services guidelines and semiconductor industry peer group benchmarks with respect to equity compensation for non-employee Directors. New non-employee Directors receive an initial equity grant of options, Restricted Stock Units or a combination thereof, not to exceed an aggregate of 50,000 shares or a value (as of the date of grant) of $125,000, which vests 1/3 annually over a three-year period. In 2015, Mr. Kelson received an initial equity grant of 50,000 shares. In 2015, each non-employee Director received, at the beginning of the year, an equity grant of Restricted Stock Units not to exceed 30,000 shares or a maximum of $180,000 in value (as of the date of grant), which vests one year from the date of grant.

DIRECTOR COMPENSATION TABLE

The following table sets forth certain information regarding the compensation earned by, or awarded to, each non-employee Director for his service on our Board in 2015.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Stock Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Bachow	$6,740	$23,100	-	n/a	n/a	-	$29,840
David Fellows	$48,000	$23,100	-	n/a	n/a	-	$71,100
Richard Kelson	$42,444	$60,500	-			-	$102,944
Harry Rein	$73,722	$23,100	-	n/a	n/a	-	$96,822
Ronald Rosenzweig	$40,000	$23,100	-	n/a	n/a	-	$63,100
Dennis Strigl	$71,000	$23,100	-	n/a	n/a	-	$94,100

(1)	Amounts shown do not reflect compensation actually received by each Director. Instead, the amounts shown are the grant date fair value of the stock awards as determined in accordance with ASC 718.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the Compensation and HR Committee members is an employee of the Company and all of them are considered “independent” Directors under the applicable NASDAQ listing standards. There were no interlocks or insider participation between any member of the Board of Directors or the Compensation and HR Committee and any member of the Board of Directors or the compensation committee of another company.

COMPENSATION AND HR COMMITTEE REPORT

We have reviewed and discussed the Compensation Discussion and Analysis included in this Part III of our Annual Report on Form 10-K with management. Based on such review and discussions with management, we recommended to the Board that the Compensation Discussion and Analysis be included in Annual Report on Form 10-K for the year ended December 31, 2015.

SUBMITTED BY THE COMPENSATION AND HR COMMITTEE OF THE BOARD OF DIRECTORS OF ANADIGICS, INC.

Harry T. Rein, Chairman

Richard B. Kelson

Dennis Strigl

The foregoing report of the Compensation and HR Committee is furnished and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, unless specifically identified therein as incorporated therein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER.

EQUITY COMPENSATION PLAN DISCLOSURE

The following table provides information as of December 31, 2015, about securities issued or authorized for future issuance under the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity Compensation Plans approved by security holders (1)	1,008,141	4.28	9,925,315
Equity Compensation Plans not approved by security holders	-	-	-
Total	1,008,141	4.28	9,925,315

(1)

Consists of the Company’s 2005 Long-Term Incentive and Share Award Plan which terminated on April 6, 2015 and the 2015 Long-Term Incentive and Share Award Plan. The reserve balance in the 2005 Plan at December 31, 2015 was 933,456 shares. Shares remaining in the 2015 Plan reserve as of December 31, 2015 equaled 9,925,315. Upon expiration of our 2005 Plan on April 6, 2015, no awards of any kind will be made from the 2005 Plan. Further, no shares will carry over from the 2005 Plan.

Principal Stockholders and Share Ownership by Management and Directors

The following table sets forth, as of March 1, 2016, certain information about beneficial stock ownership of (i) each person or entity we know to be the beneficial owner of more than five percent of our Common Stock, (ii) each Director (iii) the current executive officers named in the Summary Compensation Table, set forth below, (the “Named Executive Officers”) and (iv) all Directors and Named Executive Officers as a group. Unless specifically stated in the footnotes below, each Named Executive Officer and Director listed below has sole voting and investment power as to the shares of common stock listed beside his name. In addition, unless otherwise indicated, the address of each beneficial owner listed is c/o ANADIGICS, Inc. 141 Mt. Bethel Road, Warren, New Jersey 07059.

NAME	COMMON STOCK BENEFICIALLY OWNED		% BENEFICIAL OWNERSHIP **
MMCAP International Inc. SPC, MM Asset Management, Inc. PO Box 259, George Town Financial Center 90 Fort Street Grand Cayman, Cayman Islands KY 1-1104	4,692,506	1	5.2%

David Cresci	495,182		*
David Fellows	325,611		*
Terrence G. Gallagher	311,774		*
Ronald Michels	1,410,985		1.6%
Richard B. Kelson	16,666		*
Timothy M. Laverick, Sr.	99,184		*
Jerry Lee Miller	184,737		*
Harry Rein	174,246		*
Ronald Rosenzweig	291,653		*
John van Saders	244,192		*
Dennis F. Strigl	143,588		*

All Directors and Named Executive Officers as a Group	3,697,818		4.1%

(1)

This information is based on the Schedule 13G filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2016 by MMCAP International Inc. SPC reported having sole voting power for 4,692,506 shares.

*     Less than 1%.

**     Calculated using shares outstanding as of March 1, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons, Promoters and Certain Control Persons.

None.

Director Independence.

See Item 10 of this Part III of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy provides that the Company’s independent registered public accountants may provide only those services pre-approved by the Audit Committee or its designated subcommittee. The Audit Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the independent accountants. To the extent practicable at the same meeting the Audit Committee also reviews and approves a budget for each of such services. The term of any such pre-approval is for the period of the annual audit cycle, unless the Audit Committee specifically provides for a different period.

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

All requests or applications for the independent auditors to provide services to the Company must be submitted to the Audit Committee or its designated subcommittee by the independent accountants and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request or application is consistent with applicable laws, rules and regulations relating to auditor independence. In the event that any representative of the Company or the independent accountants becomes aware that any services are being, or have been, provided by the independent accountants to the Company without the requisite pre-approval, such individual must immediately notify the Chief Financial Officer, who must promptly notify the Chairman of the Audit Committee and appropriate senior management so that prompt action may be taken to the extent deemed necessary or advisable.

The Audit Committee may form and delegate to a subcommittee, composed of one or more of its members, the authority to grant specific pre-approval under its policy with respect to audit, review, attest and permitted non-audit services, provided that any such grant of pre-approval shall be reported to the full Audit Committee no later than its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services performed by the audit firm to management.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered public accounting firm and auditors during years 2015 and 2014 was Ernst & Young LLP.

The aggregate fees billed by the Company’s principal independent registered public accounting firm and auditors for professional services rendered to the Company for the two years ended December 31, 2015 and December 31, 2014 were as follows:

Fee Category	Year 2015	% of Total	Year 2014	% of Total
Audit Fees (1)	$665,000	93.0%	$578,892	92.1%
Audit Related Fees (2)	-	0.0%	-	0.0%
Tax Fees (3)	48,000	6.7%	48,000	7.6%
All Other Fees (4)	1,995	0.3%	1,995	0.3%
Total Fees	$724,995	100%	$628,887	100%

(1)

Audit Fees: Aggregate fees billed for professional services rendered during 2015 and 2014 related to the annual audit, the reviews of the company’s quarterly reports on Form 10-Q, reporting on the effectiveness of internal controls over financial reporting, and SEC registration statements,

(2)	Audit Related Fees: The Company incurred no audit related fees during 2015 and 2014.

(3)	Tax Fees: Aggregate fees billed for professional services rendered during 2015 and 2014 for domestic tax compliance services.

(4)	All Other Fees: Aggregate fees billed for professional services rendered during 2015 and 2014 related to license for accounting research software.

AUDIT COMMITTEE REPORT

The Audit Committee, among other things, assists the Board in fulfilling its responsibilities to oversee the Company’s financial reporting process and monitors the integrity of the Company’s financial statements and the independence and performance of the Company’s auditors. In this context, we have reviewed and discussed the Company’s financial statements with Company management and the independent auditors, Ernst & Young LLP, including matters raised by the independent auditors pursuant to Public Company Accounting Oversight Board Auditing Standard No. 16 (Communications with Audit Committees). The Audit Committee has reviewed and discussed such other matters as we deemed appropriate.

The Company’s independent auditors provided the Audit Committee with written disclosures and the letter required by Rule 3526 of the Public Company Accounting Oversight Board (Communications with Audit Committees Concerning Independence), and we discussed Ernst & Young LLP’s independence with them.

We have considered whether the provision of services by Ernst & Young LLP not related to the audit of the Company’s financial statements and to the review of the Company’s interim financial statements is compatible with maintaining the independent accountant’s independence and have determined that such services have not adversely affected Ernst & Young LLP’s independence.

Based on the foregoing review and discussions, and relying on the representation of Company management and the independent auditor’s report to the Audit Committee, the Audit Committee recommended that the Board include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF ANADIGICS, INC.

Harry Rein, Chairman

David Fellows

Richard B. Kelson

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets - December 31, 2015 and 2014
-	Consolidated Statements of Operations - Year ended December 31, 2015, 2014 and 2013
-	Consolidated Statements of Comprehensive Loss - Year ended December 31, 2015, 2014 and 2013
-	Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2015, 2014 and 2013
-	Consolidated Statements of Cash Flows - Year ended December 31, 2015, 2014 and 2013
-	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibit List

2.1	Agreement and Plan of Merger, dated January 15, 2016, by and among ANADIGICS, Inc., II-VI Incorporated, and Regulus Acquisition Sub, Inc. Filed as an exhibit to the Company’s current report on Form 8-K dated January 19, 2016, and incorporated herein by reference.
2.2	Amendment No. 1 Agreement and Plan of Merger, dated February 1, 2016, by and among ANADIGICS, Inc., II-VI Incorporated, and Regulus Acquisition Sub, Inc. Filed as an exhibit to the Company’s current report on Form 8-K dated February 1, 2016, and incorporated herein by reference.
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated February 26, 2016, by and among ANADIGICS, Inc., II-VI Incorporated, and Regulus Acquisition Sub, Inc. Filed as an exhibit to the Company’s current report on Form 8-K dated February 29, 2016, and incorporated herein by reference.
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

10.5	Employment Agreement between the Company and Ron Michels, dated as of September 30, 2013. Filed as an exhibit to the Company’s current report on Form 8-K filed on September 30, 2013; as amended on November 9, 2015 and filed as an exhibit to the Company’s current report on Form 8-K dated November 12, 2015, and as incorporated herein by reference.
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

10.11

Loan and Security Agreement, dated as of October 24, 2014, between the Company and Silicon Valley Bank. Filed as an exhibit to the Company's current report on Form 8-K dated October 27, 2014, and incorporated herein by reference

10.12

Loan and Security Agreement, dated as of February 26, 2016, between the Company and II-VI Incorporated. Filed as an exhibit to the Company's current report on Form 8-K dated February 29, 2016, and incorporated herein by reference

10.13	2016 Employee Stock Purchase Plan. Filed as Appendix A to the Company’s Proxy Statement dated March 27, 2015, and incorporated herein by reference.
10.14	2015 Long Term Incentive and Share Award Plan. Filed as Appendix B to the Company’s Proxy Statement dated March 27, 2015, and incorporated herein by reference.
*21	Subsidiary Listing
*23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Terrence G. Gallagher, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.

*32.1	Section 1350 Certification of Ronald Michels, Chairman and Chief Executive Officer of ANADIGICS, Inc.
*32.2	Section 1350 Certification of Terrence G. Gallagher, Executive Vice President and Chief Financial Officer of ANADIGICS, Inc.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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

March 14, 2016

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ronald Michels	Chairman and Chief Executive Officer	March 14, 2016
Ronald Michels

/s/ Terrence G. Gallagher	Executive Vice President and Chief Financial Officer	March 14, 2016
Terrence G. Gallagher

/s/ David Fellows	Director	March 14, 2016
David Fellows

/s/ Richard B. Kelson	Director	March 14, 2016
Richard B. Kelson

/s/ Harry T. Rein	Director	March 14, 2016
Harry T. Rein

/s/ Ronald Rosenzweig	Director	March 14, 2016
Ronald Rosenzweig

/s/ Dennis Strigl	Director	March 14, 2016
Dennis Strigl

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Description (Dollars in Thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2015:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	(72	)(1)	$100
Reserve for excess and obsolete inventory	6,691	525	(1,110	)(2)	6,106

Year ended December 31, 2014:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-		$172
Reserve for excess and obsolete inventory	3,978	3,010	(297	)(2)	6,691

Year ended December 31, 2013:
Deducted from asset account:
Allowance for doubtful accounts	$172	$-	-		$172
Reserve for excess and obsolete inventory	5,887	122	(2,031	)(2)	3,978

(1)	Reduction to allowance for doubtful accounts offset to Selling and Administrative expenses on the Company’s consolidated financial statements of operations.
(2)	Inventory write-offs to the reserve account.